Form 10KSB
period 2002-12-31
PRINT DATA CORP
filed 2003-03-31
CIK 934445

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549

                              FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002.
                               -----------------

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________________

                   Commission file number 0-50140

                           Print Data Corp.
         ----------------------------------------------
         (Name of small business issuer in its charter)

            Delaware                                 16-1642709
  -------------------------------              ----------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

43 New Brunswick Avenue, Hopelawn, New Jersey           08861
---------------------------------------------         ----------
 (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:    (732) 826-0800
                          ----------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                Name of exchange on which registered
-------------------                ------------------------------------

      None                                         None


Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $0.001 par value
                     ------------------------------
                             (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X]

      State issuer's revenues for its most recent fiscal
        year..........................................$4,409,106

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

      As of March 28, 2003, the aggregate market value of our common stock, no par value, held by non-affiliates was approximately $30,670 (340,773 shares at $0.09 per share, which is the last price which the registrant's common equity was sold).

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State  the  number of shares outstanding of  each  of  the issuer's  classes  of common equity, as of the latest  practical date................

     As of March 28, 2003, there were outstanding 2,533,936 shares of Common Stock, $0.001par value.

               DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).


     Transitional Small Business Disclosure Format (check one)

                  Yes [ ]        No [X]

                        TABLE OF CONTENTS

PART I

Item 1.   Description of Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters
Item 6.   Management's Discussion and Analysis or Plan of
          Operation
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Controls and Procedures

Item 1.   DESCRIPTION OF BUSINESS

                   Forward-Looking Statements

     This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the information supply industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified herein, include:

1.   Changes   in   general  economic  and  business  conditions
     affecting the information supply industry;
2.   Our costs in the pricing of our supplies and services;
3.   The level of demand for our supplies and services;
4.   Changes in our business strategies; and
5.   Federal, state and local regulations.

                      Business Development

     Print Data Corp. (the "Company") was incorporated under the laws of the State of Delaware on September 17, 2002. The Company's predecessor, Print Data Corp. ("Historic Print Data") was incorporated under the laws of the State of Delaware on August 15, 1984 as a business forms distributor, which eventually grew and expanded its customer base and product lines, making it a dependable supplying source for all office and computer environment supply needs. For almost 20 years, Print Data Corp. has been a nationwide source for 30,000+ products, including printing services, paper, and all supplies used in a computer and office environment. Its revenues for the fiscal years ending 2001 and 2002 were $4,587,243 and $4,409,106, respectively.

     In order to effectuate its desire to become a publicly traded corporation, in September 2001, Historic Print Data merged with Odyssey Capital Group, Ltd., a Nevada Corporation ("Odyssey"), whereby all of the issued and outstanding shares of Historic Print Data stock were acquired by means of a merger of Historic Print Data into Odyssey, with Odyssey as the surviving corporation. Historic Print Data effectively disappeared. In connection with this merger, Articles of Merger were filed in September 2001 with the Nevada Department of State; however, due to oversight, the Certificate of Merger was not filed until August 2002 with the Delaware Department of State. Odyssey's
Nevada certificate of incorporation remained as the surviving corporation's certificate of incorporation, and as part of the merger transaction, Odyssey amended its certificate of incorporation to change its name to Print Data Corp. For accounting purposes, the acquisition was treated as a recapitalization of Historic Print Data with Historic Print Data as the acquirer (reverse acquisition). At the time of the merger transaction, Odyssey was a shell corporation conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. Its capitalization consisted of 1,818,532 shares of common stock issued and outstanding. Shareholders of Historic Print Data received 7,500,000 shares of Odyssey common stock and 642,576 shares of Odyssey preferred stock (convertible into 3,212,880 shares of common stock). Concurrently, an additional 790,000 shares of preferred stock (convertible into 3,950,000 shares of common stock) was issued to certain advisors and consultants as part of the plan of merger. All of the shares described above are presented as "pre-split" shares, see discussion of reverse stock splits below.

     Odyssey was originally incorporated as Dayton Filmcorp. under the laws of the State of Nevada in June of 1987. In August of 1987, World Energy Solar Technology Corp., a Utah corporation, merged into Dayton Filmcorp, whereby Dayton Filmcorp was the surviving corporation. In 1994, Dayton Filmcorp changed its name to Universal Marketing and Entertainment, Inc. In 1998, it reverse split its stock 1 for 20. In May of 2001, Universal Marketing and Entertainment, Inc. changed its name to Odyssey Capital Group, Ltd., and reverse split its stock 1 for
5. Finally, as discussed above, in September 2001, Odyssey merged with Historic Print Data, whereby Odyssey was the surviving corporation; and Odyssey changed its name to Print Data Corp., a Nevada corporation ("Print Data Nevada").

     On October 11, 2002, Print Data Nevada restructured its entire capital structure whereby it reverse split its common stock 1 for 20 and its preferred stock 1 for 500; and, in order to change its state of incorporation from Nevada to Delaware, Print Data Nevada, merged into its newly formed subsidiary Print Data Corp., a Delaware corporation (the "Company"). Pursuant to the plan of merger, all of the issued and outstanding shares of Print Data Nevada stock were acquired by means of a merger of Print Data Nevada into the Company, with the Company as the surviving corporation. Print Data Nevada effectively disappeared. The Company's certificate of incorporation remained as the surviving corporation's certificate of incorporation. Pursuant to the plan of merger, each share of common stock of Print Data Nevada was converted into one share of common stock of the Company and each share of preferred stock of Print Data Nevada was converted into 5 shares of common stock of the Company.

                     Our Business Operations

     Print Data Corp. ("Print Data" "we" "our" "us" or the "Company") is a full-service distributor of information supplies that services small-and-large-sized businesses and institutions. We offer our customers a full range of information supplies, including traditional office supplies; office furniture; computer fax and printing supplies and accessories; business machines, copiers and office equipment; business forms, paper and full service printing capabilities; data management supplies and service; creative and administrative services; premium incentives, advertising specialty and promotional products; and binders, folders, indexes and boxes. Print Data distributes more than 30,000+ products to its customers in the U.S. We currently service our clients through our sales and distribution centers located in central New Jersey, Long Island, New York and Wilmington Delaware. Our customers are primarily located in the New York Tri-state area and the greater Philadelphia and Delaware areas; but, we sell and deliver all of our products to customers nationwide.

     Print Data has developed and implemented an integrated full-service approach to serving the information supply needs of its customers. We offer our clients, without additional charge, use of one of our fully insured modern warehouses located in central New Jersey or Wilmington, Delaware, where they can store information and office supplies that they previously ordered and purchased from Print Data. and Additionally, we can deliver 24 hours a day, 365 days a year, even on New Years Day. The long-standing supplier relationships that we have developed over the years allow us to fulfill our customer guarantee of "What you want. When you want it...at the price you want to pay." and our combined years of business and industry knowledge give us the experience needed to fulfill our customers every requirement. Print Data's motto is "We Sell Peace of Mind!"

                      Our Growth Strategies

Print Data's growth strategy is to increase its business by:

1. Expanding the scope of our operations, primarily through acquisitions of comparable information supply distributors in major U.S. metropolitan markets;

2.   Focusing our sales efforts on broadening our customer base;
     and

3. Increasing sales of products and services to existing customers by effective utilization of value-added services offered by our Company.

Growth Through Acquisitions
---------------------------

     Our   Company's  long-term  strategy  is  to   expand   our
operations through selective acquisitions of established, quality, comparably sized information supply distributors in order to create cost savings (through reduced administrative expenses as a percentage of sales and additional purchasing power) and increase sales and total profitability. In particular, we intend to seek out target companies that will enhance Print Data's weaker product lines. Target companies with strong product lines in premium incentives, envelope conversion and printing, and blank paper merchandising with direct paper mill purchasing capabilities are of particular interest to our Company. Additionally, since we do not have a depth of managerial personnel, target companies with strong management personnel will also be of particular interest to our Company.

     We generally expect to retain existing senior management of acquired companies with experience in local market conditions and customer needs, whenever possible, and to have centralized administrative functions, merchandising, purchasing and systems development to achieve cost savings through economies of scale. The integration of acquired businesses may, however, lead to the loss of key employees of the acquired companies and diversion of management attention from other ongoing business concerns.

     We may not be able to complete targeted acquisitions because of competition, price or the availability of suitable candidates. We anticipate significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources, which may not be available. In addition, we will encounter various risks with each acquisition, including the possible inability to integrate the acquired business into our distribution network, diversion of management's attention from current operations, and unanticipated problems, costs, or liabilities, some or all of which could have a material adverse effect on the operations and financial performance of our Company.

Growth Through Broadening Our Customer Base
-------------------------------------------

     Management believes that many of its larger customers are seeking to control overhead and reduce the total cost of their information supply needs while demanding a significantly broader range of products and services. Many of these customers are also reducing the number of suppliers with whom they do business. We view these changing market conditions as a major opportunity to obtain new customers. We will seek to attract new customers by combining a dedication to technology solutions with high levels of customer responsiveness and flexibility. Specifically, we intend to:

1. Expand our sales force beyond the six outside salespeople we currently have. We recently opened our third sales office, which is located on Long Island in Ronkonkoma, New
     York;

2.   Continue  to  train  our  sales  force  to  focus  on   the
     increasingly complex needs of our customers; and

3. Expand our product and service offerings to meet the changing needs of our customers.

Growth  Through  Expanding  Products  and  Services  Offered  to
Existing Customers
----------------------------------------------------------------

     Management believes there are significant opportunities to increase sales of both products and services to existing customers, particularly by increasing customers' utilization of the value-added services offered by our Company, such as stockless delivery, electronic commerce, and custom billing.

     Print Data works with its larger customers to develop an "outsourcing" approach by providing value-added services to reduce customers' costs associated with information supplies. For example, customers may rely entirely on Print Data to deliver office products when and as needed by the customers' employees, resulting in a "stockless supply" system. The customers completely eliminate their inventory of office products, storage facilities for office products and all related personnel and administrative requirements. Additionally, Print Data offers a "total systems service", which is comprised of an overall evaluation of a customer's product use. Print data is presently attempting to emphasize this valuable service to its current customer base.

     Print Data offers a variety of leading-edge electronic commerce solutions to meet the needs of its customers. We currently provide customers with secure Internet purchasing platforms and customized customer-specific secure web sites designed to decrease response times and error rates and improve customer service. Additionally, we offer our customers access to our entire selection of information supplies through Print Data's electronic commerce systems.

                    Our Products and Services

     Print Data offers its customers a full range of information supplies, including traditional office supplies; office furniture; computer fax and printing supplies and accessories; business machines, copiers and office equipment; business forms, paper and full service printing capabilities; data management supplies and service; creative and administrative services; premium incentives, advertising specialty and promotional products; and binders, folders, indexes and boxes. Print Data's 30,000+ product line enables us to provide our customers with immediate access to a broad range of products. Additionally, we provide a wide variety of customized value-added services to our customers, which are designed to reduce the customer's total overall cost of managing its information supply needs.

Office Supplies/Computer, Fax & Printing Supplies
-------------------------------------------------

     We provide our customers access to one of the broadest available selections of office supplies. Products include paper, writing instruments, mailroom supplies, filing supplies, organizers, desktop accessories, business forms, binders, tape, printed products, staplers and other fastening products, and consumable items.

     We also sell a variety of consumable computer supplies and accessories, such as computer workstations (desks, hutches, mobile stations, mobile LAN stations, printer stands, systems furniture) desk organizers; files; lecterns; literature organizers; lockers; panel systems; safes; tables; and other accessories.

Office Furniture
----------------

     We sell a comprehensive line of "catalog furniture," which is a term used generally to describe low-and mid-priced desks, chairs, file cabinets and other office furniture that is included in the Company's catalogs and generally sold from stock on a piece basis. We also offer executive furniture and modular office systems. To complement office furniture, we sell a broad range of ergonomic products designed to enhance worker comfort, safety and productivity.

Business Machines
-----------------

     We  sell a variety of business machines, including copiers;
fax machines; calculators; printers; scanners; zip drives; label
makers;   shredders;   binding  machines;   tape   recertifiers;
laminators; adaptors; folders; and decollators.

Business Forms, Paper & Full Service Printing Capabilities
----------------------------------------------------------

     We offer customized forms management services to reduce the customer's indirect costs for maintaining forms. Print Data works directly with third-party, trade printers to arrange for the supply of such forms to its customers, allowing a customer to reduce its storage and personnel requirements. We also provide customized printing services for our customers for products such as business cards and company stationery.

Binders, Folders, Indexes and Boxes
-----------------------------------

     We  sell  a  variety of both stock and custom  presentation
folders;   notebooks;  tabs  (alpha/numeric);  video/audio/cd's;
software packaging; and portfolios.

Data  Management Supplies & Services/Creative and Administrative
Services

     We offer laser/impact printing; diskette conversion/ duplication; 3480/90 conversion; 3420/80/90 tape duplication; programming; presorting (domestic/foreign); computer time-data distribution; digitizing-bar coding; and parallel micrographics generation.

     Additionally, we offer Mac/IBM media to film conversion; forms design-systems analysis; forms management-inventory control; warehousing; distributing; complete mailing services; fulfillment services; and a complete knowledge of domestic and international postal regulations.

Premium Incentives
------------------

     We sell numerous advertising specialty and promotional products, all of which may be personalized with the customer's logo and/or name. These items include, among other things, customized gift products; umbrellas; tee shirts; key rings; golf balls; paper weights; pens/pencils; tote bags; calendars; jackets; and cube pads.

             How We Market Our Products and Services

Overview
--------

     Print Data's marketing strategy is designed to increase its customer base of medium-and large-sized businesses and institutions located within the New York Tri-state area and greater Philadelphia and Delaware areas. We flexibly and responsively demonstrate to customers and potential customers that the total overall cost of managing their information supply needs can be reduced by focusing on process cost reduction. We work with customers to simplify and reduce the costs of the information supply procurement process by providing services such as both electronic and paper requisition forms. We have implemented customer specific secure purchasing platforms and custom web site locations, which enables us to establish common product and pricing data. As a result, we can provide customers with consolidated reports, billing and other useful customer information as well as serve as the foundation for the development of additional common customer service and operating systems. Our marketing philosophy is to provide the customer what is wanted, when it is wanted, as effortlessly as possible.

     We market our products and services to customers through a local dedicated sales force using full-color catalogs of our product and service offerings. Some of the information supplies offered in these main catalogs are kept in stock at our distribution centers; however, we enjoy a favorable relationship with many of our suppliers so that items not in stock can be delivered to a customer on a next-day basis, which enables us to better manage our inventory levels. Together, Print Data's local sales force and catalogs are key elements of its marketing strategy.

Sales Force
-----------

     Print Data utilizes a variety of sales approaches tailored to the specific needs of its customers. The majority of our sales are conducted through a sales force consisting of six outside salespeople, two of which are also in management. Management salespersons and non-management sales persons are paid on a weekly draw against a monthly commission. The commission rate varies within the group and is based on the gross profit of their sales. We service all of our customers through our sales personnel and customer service representatives.

     Our sales force is trained to assist our customers with the implementation of a comprehensive information supply procurement system, which includes the supply of office products as well as the provision of customized services, such as customized web sites. Management is committed to provide training for its sales force, with the objective of enabling sales personnel to educate customers as to the total overall costs of managing their information supply needs and assisting customers in designing programs to minimize these costs.

Catalogs
--------

     We annually distribute a full-color catalog of our information supply offerings containing approximately 30,000+ products. The catalog contains a narrative and pictorial selling presentation, prices and a description of each item's uses and features, as well as descriptions of the services available to customers. The Company also produces other specialty catalogs for its marketing efforts, targeted to customers by size and/or type. We generally do not utilize newspaper, radio or other forms of mass media advertising.

                          Our Customers

     The Company's customers include Fortune 500 companies, financial institutions, non-manufacturing and manufacturing entities, as well as small businesses. Approximately 65% of our sales are derived through sales to Fortune 500 companies. Eight customers accounted for approximately 55.53% of the Company's sales  in  2002; and two of these customers accounted  for  more than 10% of the Company's sales in 2002. These customers were First Investors Corp., which accounted for approximately 20.01% of 2002 sales, and CDG (Civic Development Group), which accounted for approximately 11% of 2002 sales. While management believes that it enjoys a good relationship with these clients, the loss of any one of these clients or a reduction in the needs of such clients could adversely affect our financial condition.

                           Purchasing

     Print Data purchases a large majority of its products in volume directly from manufacturers or major wholesalers, who deliver the merchandise directly to one of our local warehouses. We have developed longstanding relationships with our suppliers. To maximize our purchasing power, our purchasing strategy has been to establish preferred relations with certain suppliers with whom we can capitalize on purchasing economies. This "preferred supplier" strategy creates advantageous pricing relationships for our Company. Additionally, we have been able to return any unsold or obsolete information supplies inventory to our suppliers, resulting in minimal inventory write-offs; however, we cannot assure you that our suppliers will continue to offer this return policy in the future.

     During the fiscal year ended December 31, 2002, Print Data purchased merchandise from over 50 suppliers in the United States. The largest supplier, Brenner Paper Products Co., Inc., accounted for approximately 7% of our total purchases, and the ten largest suppliers accounted for more than 50% of total inventory purchases. Although substantial portions of the Company's purchases are concentrated with a relatively small number of suppliers, we believe that alternative sources of supply are available for virtually every product we sell. We realize, however, that customer brand preference is an important factor in the purchase of certain office products, and that our competitive position is enhanced by the inclusion of popular brand name items. Print Data considers its relationship with all of its suppliers to be good, and we have not experienced any difficulty in sourcing our merchandise.

                            Logistics

     Print Data receives orders primarily via the telephone. After a customer places an order, we create order fulfillment documents for those items in stock, which are routed to one of our warehouses for order fulfillment. At the same time, we transmit via telephone those portions of the orders not in stock to a designated supplier. Typically, suppliers ship customer orders directly to one of our warehouses to ensure that the right product will be delivered, undamaged, to the proper customer address. Only approximately 5% of our products are drop-shipped directly from the supplier or manufacturer. We have arrangements with various suppliers to receive products on a same-day basis. These items are combined with in-stock items to accommodate customer delivery requests. In 2002, the Company filled over 40% of customer orders for information supplies on either a same-day or next-day shipment basis, depending on the customer's specific needs. We use a combination of owned and
leased   vehicles  and  third-party  services  to  deliver   our
information supplies.

     Print Data warehouses its customers' products and additionally provides them with 24 hour a day, 365 day a year delivery. This creates savings for the customer by reducing the need for storage facilities, personnel and capital investment in non-income producing inventory. In some cases, customers rely entirely on our Company to deliver office products when and as needed by the customer's employees, resulting in a "stockless supply" system whereby they completely eliminate their inventory of office products, storage facilities for office products and all related personnel and administrative requirements.

                         Our Competition

     Print Data operates in a highly competitive environment that has resulted in pressure on gross profit levels for the past few years. The principal competitive factors in the information supplies distribution industry are service, price, product quality and product offerings. Management believes that increasing industry-wide competition and price sensitivity of customers will continue to exert pressure on gross profit levels in the future.

     Our largest primary competitors are Moore Business Forms, GBS Corp., PROforma, and SFI. Our largest secondary competitors consist of Boise Cascade Office Products Corporation, Corporate Express, Inc., U.S. Office Products Company, BT Office Products International, Inc. and, to an extent, the office products distribution businesses of Office Depot, Inc., Office Max, Inc. and Staples, Inc. These businesses compete for, and sell office products to, many of the same customers as Print Data. Management believes that it competes favorably with these companies on the basis of its customized and value-added services and the price of its products.

     In the area of office products, our principal competitors are national office products distributors, traditional contract stationers, direct mail order companies, retail office products
superstores,   stationery  stores,  warehouse  clubs,   computer
stores, and Internet-based merchandisers. With respect to medium- and large-sized businesses and other institutions, which truly represent our target market, management believes that existing customers and potential customers prefer to deal with value-added information supplies distributors, such as Print Data, which can provide the lowest total overall cost of managing their information supplies needs, high levels of service, convenience and rapid delivery.

     Most of our competitors have greater financial resources and purchasing power than we do and, particularly in certain instances, significant name recognition. In addition, we believe that the information supplies distribution industry will continue to consolidate over the next few years and, consequently become more competitive. We believe that increasing competition and heightened price sensitivity among customers have led to industry-wide pressure on gross margins, a trend which we expect will continue in the future. We cannot assure you that increased competition will not have an adverse effect on us.

                         Our Facilities

     Our executive and business office headquarters consists of office space located at 43 New Brunswick Avenue, Hopelawn, New Jersey 08861. Our mailing address is P.O. Box 349, Perth Amboy, New Jersey 08862. We coordinate our operations, market our services and maintain a warehouse from this facility. We also maintain office and warehouse space in Wilmington, Delaware and a sales office on Long Island in Ronkonkoma, New York. We believe our facilities are adequate for our reasonably foreseeable needs. See "Description of Property".

                          Our Employees

     We presently employ a total of fourteen people, two of which are part-time, and four of which are independent contractors. Our employees work in management, administration, sales and marketing, warehousing and delivery. We consider our employee relations to be good, and none of our employees are represented by a labor union.

         Government Regulations That Affect Our Business

     Our business is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 2.  Properties.

      We lease approximately 10,000 square feet of office and adjoining warehouse space for our executive and business office and warehouse headquarters in Hopelawn, New Jersey. We coordinate our operations, market our services and maintain a warehouse from this facility. We also lease approximately 1,500 square feet of public warehouse space located in Wilmington, Delaware. We believe our facilities are adequate for our reasonably foreseeable needs. We lease our office space at fair market value rates from third parties.

Item 3.  Legal Proceedings.

     As of the date of this Report on Form 10-KSB, we are a party to the following material legal proceedings:

Print Data Corp. v. Morse Financial, Inc., James A. Morse and
George A. Todt
-------------------------------------------------------------

     This case was filed in the United States District Court, District of New Jersey on or about September 18, 2001. Print Data Corp. is the Plaintiff. Morse Financial, Inc., James A. Morse and George A. Todt are Defendants. Third-Party Plaintiffs are Morse Financial, Inc., James A. Morse and Third-Party Defendants are: Robert Gasich and Martin McIntyre.

     Print Data entered into a contract with Morse Financial, Inc., whereby, among other things, Morse Financial, Inc. was to provide, interim debt and equity financing and was to provide a vehicle to take Print Data public. Combined Companies Corporation, which was owned and controlled by George A. Todt, was the public shell company which was to be used as the vehicle through which Print Data would become a publicly traded company. Morse Financial, Inc. breached its contract with Print Data and Combined Companies Corporation, through George A. Todt, failed to comply with certain post-combination requirements which necessitated that the business combination be unwound and resulted in damages to Print Data. No claims, by any party, have been asserted against Print Data.

     Print Data, seeks compensatory damages for, among other things, professional fees associated with the failed combination, in an amount to be proven at trial, but in no event less than $150,000, and damages of $1,000,000 resulting from lost business opportunities and damage to Print Data's business reputation.

Stephan Herold v. Print Data Corp., and FCTC Transfer Services,
L.P.
---------------------------------------------------------------

     This  case  was filed in Maricopa County, Arizona  Superior
Court,  on July 3, 2002. Stephan Herold is the Plaintiff.  Print
Data Corp., and FCTC Transfer Services, L.P. are each Defendants

     Stephan Herold purchased 500,000 shares of Universal Marketing & Entertainment Inc. ("UMEI"), subsequently Odyssey Capital Group, Ltd., a Nevada Corporation ("Odyssey"). After Historic Print Data merged with Odyssey in September 2001, Mr. Herold submitted his UMEI certificates for conversion and also requested that the restrictive legends be removed from the stock, claiming that the requirements of Rule 144(k) of the Securities Act of 1933, as amended (the "Securities Act") had been met and that the stock restrictions could be removed. According to the Complaint, our Company's counsel and FCTC Transfer Services, L.P., our transfer agent, refused to provide Mr. Herold with unrestricted stock, and demanded an opinion of counsel so that the unrestricted shares could be issued. Mr. Herold refused to provide such opinion of counsel, and no unrestricted shares were issued. Mr. Herold brought this action claiming damages for the loss of the opportunity to sell his stock in an unrestricted manner. Our position is that the restriction itself called for the shareholder to provide an opinion of counsel before the shares would be issued without restriction.

     The case is in the early stages. All defendants have answered the Complaint and discovery has commenced, but has not yet been completed. but no discovery has yet taken place. We intend to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is the most likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss, although according to the Complaint, Mr. Herold is seeking $75,000 so the assumption can be made that this would be at the high end of that range.

We are not aware of any other litigation or threatened litigation of a material nature.


Item 4.  Submission of Matters to a Vote of Security Holders.

On October 4, 2002, the Company held a special meeting of the Board of Directors and stockholders to consider and vote on the following matters:

1. Approve and adopt a reverse stock split whereby effective October 11, 2002, the Company's common stock, $.001 par value, is to be reversed 20 for 1 and the Company's Series A Preferred Stock, $.001 par value, is to be reversed 500 for 1.

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

2. In connection with the reverse stock split, approve the amendment to the Company's Certificate of Incorporation to retain the aggregate number of authorized shares of the Company's common stock at 50,000,000 shares and preferred stock at 20,000,000.

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

3. To approve and adopt an agreement and plan of merger providing for the merger of the Company into its newly formed, wholly-owned subsidiary, Print Data Corp., a Delaware corporation for the purpose of changing the Company's state of incorporation from Nevada to Delaware.

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

4. To re-elect three (3) directors to the Board of Directors of the Company. These persons are the only persons who serve as directors of the Company.

     Jeffrey I. Green

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

     Phyllis Green

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

     Matthew T. Henninger

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

5. To appoint the accounting firm of Weinberg & Company, P.A., to serve as independent auditors of the Company for the year
     2002.

     For         Against     Abstentions     Broker Non-votes
     ---         -------     -----------     ----------------

     7,607,600      0            0                 0

The requisite majority of the stockholders of the Company's common stock and preferred stock approved all of the matters described above.


PART II

Item  5. Market  for  Common Equity and  Related  Stockholders
         Matters.

     Our Common Stock is currently traded under the symbol PDDE on the Pink Sheets' Electronic Quotation Service (the "Pink Sheets"). The following table set forth below lists the range of high and low bids for our Common Stock for each fiscal quarter for the last two fiscal years and the first three quarters of our current fiscal year as reported by the Pink Sheets. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


                          High                            Low
                  Bid             Asked           Bid            Asked

2001
1st Quarter       $.035           $.05            $.01           $ .02
2nd Quarter       $.018           $.03            $.01           $ .018
3rd Quarter       $.22            $.30            $.007          $.014
4th Quarter (1)   $1.11           $1.35           $.03           $ .05



2002
1st Quarter       $.055           $.07            $.005          $ .011
2nd Quarter       $.01            $.018           $.003          $ .004
3rd Quarter       $.01            $.015           $.007          $ .009
4th Quarter (2)   $.06            $.51            $.005          $ .25
-----------------------------

(1) Prices reflect a 1 for 5 reverse stock split
(2) Prices reflect a 1 for 20 reverse stock split

                             Holders

     As of the date of this Report on Form 10-KSB, we have a total of 2,533,936 shares of Common Stock outstanding, held of record by approximately 177 shareholders. We do not have any shares of Preferred Stock outstanding.

                            Dividends

     No cash dividends were declared or paid on our Common Stock for the last two fiscal years. No restrictions limit our ability to pay dividends on our Common Stock. We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this report, the Company has issued shares of Common Stock as follows:

     In connection with our reorganization in October 2002, we restructured our entire capital structure whereby we reverse split our common stock 1 for 20 and our preferred stock 1 for
500. No shares of preferred stock were ever converted to common stock prior to the 1 for 500 reverse split. Pursuant to our plan of merger, each share of common stock of Print Data Nevada was converted into one share of Common Stock of the Company and each share of preferred stock of Print Data Nevada was converted into 5 shares of Common Stock of the Company. The Company relied on
Section 4(2) of the Securities Act.

     Further, during October 2002, we issued 1,765,328 shares of Common Stock to two of our directors in connection with the conversion of certain promissory notes made by the Company to each of them. Pursuant to the terms of the promissory notes, each promissory note was convertible into the Company's Common Stock at a conversion price equal to a 25% discount to the last closing bid price of the Company's Common Stock as quoted on the over-the-counter market as reported by the National Association of Securities Dealers, Inc. Over-the-counter Bulletin Board or any similar successor organization or the Pink Sheets. On October 16, 2002, the conversion date, the closing bid price as quoted on the Pink Sheets was equal to $0.005 per share, which means the conversion price per share was equal to $0.00375 per share. The outstanding principal owed on each promissory note was equal to $3,250, and the unpaid accrued interest on each promissory note was equal to $59.99, all of which totaled $3,309.99 in the aggregate, and equated to 882,664 shares for each promissory note. The Company relied on Section 4(2) of the Securities Act.

     No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We are not aware of any other issuances of shares of Common Stock made by our Company to any other persons during the past three years.

Item 6.  Management's Discussion and Analysis or  Plan  of
         Operation.

      The  following  discussion  "Management's  Discussion  and
Analysis or Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

     The following is qualified by reference to, and should be read in conjunction with our financial statements, and the notes thereto, included elsewhere in this Form 10-KSB, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation".

                  Accounting for Reorganization

     In  view  of  Historic  Print  Data's  reorganization  with
Odyssey,  a  shell  corporation, via  a  "reverse  merger,"  the
Company's   financial  statements  have  been   treated   as   a
reorganization for presentation purposes.

Results of Operations

Fiscal  year  ended December 31, 2002 compared with fiscal  year ended December 31, 2001.
----------------------------------------------------------------

     Net sales decreased to $4,409,106 in 2002 from $4,587,243 in 2001, a decrease of $178,137 or 3.88%. The decrease in sales resulted from various US economic conditions that resulted in cutbacks of purchasing printed materials and services by our customers.

     Gross profit as a percentage of net sales was 39.3% in 2002 as compared to 37.17% in 2001, an increase of 1.84.24%. The increase was attributable primarily to our requiring our sales force to maintain minimum profit margins on all sales, and better managing our costs and expenses within our purchasing department, which provided us with more aggressive pricing from our vendors.

Selling and administrative expenses, expressed as a percentage of net sales, were 44.09% in 2002 compared to 36.2% in 2001, an an increase of 21.8%. The increase was attributable primarily to the additional expenses related to being a publicly traded company, preparing to be a reporting company, as well as the additional expenses related to professional fees.

Interest  expense increased to $50,802 in 2002 from  $33,337  in
2001. The increase was primarily attributable to an increase  in
borrowing   from  bank  lines  of  credit  and  other  financing
instruments to help fund the cash flow of the business.

     Net income decreased to $(226,848) in 2002 from $23,812 in 2001. The decrease was primarily attributable to a decrease in our revenue as well as significant increases in our selling general and administrative expenses and commissions paid to our outside sales people.

                 Liquidity and Capital Resources

     Prior to December 2002, we relied upon cash flow from operations and bank lines of credit, as well as other credit facilities, to fund working capital and capital expenditures. We expect to meet our cash requirements during the next 12 months.

     Cash used for operating activities in the year ended December 31, 2002 was $(227,506), which included $226,848 of net loss and $4,002 of a decrease in inventory. Additionally, cash proceeds of $370,797 were derived from the collection of related party note receivables plus interest. Significant cash requirements for 2002 included $102,591 on notes payable, $43,544 on payments due to director, purchase of investments of $21,994 and $14,276 related to a payable to the New York State Tax Authority. These requirements were partially financed from the collection of the related note receivables plus interest. Our total capital expenditures for 2002 were $2,400, all of which was related to the purchase of office equipment.

     Cash used for operating activities in the year ended December 31, 2001 was $80,755, which included $23,812 of net income and $15,230 of non-cash depreciation charges. Additionally, cash proceeds of $44,019 were derived from the partial collection of a related party note receivable plus interest. Significant cash requirements for 2001 included $37,179 related to a payable to the New York State Tax Authority. These requirements were partially financed by $35,671 of net borrowing under notes payable, long-term obligations and obligations with affiliates. Our total capital expenditures for 2001 were $11,240, all of which was related to the purchase of computer equipment and computer software.

     As of December 2002, we have a bank line of credit of $100,000. We believe that the funds generated from operations will be sufficient to fund our current operations for the next 12 months. We do not foresee any material capital expenditures during the next twelve months. As of December 2002, we had $24,521 in cash and $450,548 in accounts receivables that could be used in connection with funding our operations. As of December 2002, approximately 90% of our operating needs are funded from accounts receivables. Consistently over the past few years, our accounts receivable turnover rate has averaged approximately 44 days. This rapid turnover rate results from our payment terms with customers as well as our customer base itself, which is mostly comprised of large U.S. corporations that have a history of timely bill payment.

     If we need to obtain capital to fund our current operations, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

     As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long-
term  liquidity.  Various  economic  conditions,  the  loss   of
customers and the loss of a salesperson could result in decreased sales of our products. A decrease in sales in paper products and paper related services could have a material impact on our revenue and net income and would affect our long and short-term liquidity.

     Our material funding requirements include lease payments for our office facilities for the year of approximately $74,868 in 2003 and $76,965 in 2004.

     The Company is in the process of evaluating various types of funding for unforeseen working capital needs and potential future acquisitions. We anticipate significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources, which may not be available. In the event the Company elects to raise additional capital, it expects to do so through the private placement of restricted equity or debt securities rather than through a public offering.

                 Significant Accounting Policies

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in Note 1 to the Financial Statements.

       Significant Trends, Developments and Uncertainties

     Over the years, we have seen continued growth and development of competitors in all segments of our business. Industry consolidation is a continuous trend that has enhanced this growth and development. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many competitors price these offerings lower than we do, and have shown an increased indication of expanding their product offerings.

                   Inflation and Seasonality

     Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has a material impact on our sales or the results of our operations. We consider our business to be somewhat seasonal, with sales slightly higher during the first and fourth quarters of each year. Our sales tend to be slightly higher during those periods because many of our customers' office supply purchasing departments work on calendar year budgets. Year-end budget surpluses tend to cause customers to spend the surpluses before year- end, while year-end budget shortfalls tend to force customers to delay purchases until the beginning of the New Year after the budgets are replenished.

Item 7.  Financial Statements.

      Our  Financial Statements of are attached  as  Appendix  A
(following  Exhibits) and included as part of this  Form  10-KSB
Report.   A  list  of our Financial Statements  is  provided  in
response to Item 13 of this Form 10-KSB Report.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         Not Applicable


                            PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a) of the
         Exchange Act.

      Our current directors and executive officers are as follows:

Name                     Age    Position                Term/Period Served
----                     ---    --------                ------------------

Jeffrey I. Green         39     Director, President,    1 yr./Since 1/2000
                                Treasurer, Secretary

Phyllis Green            65     Director, Executive     1 yr./Since 8/2000
                                Administrator


Matthew Henninger        36     Director                1 yr./Since 5/2002


      Our current significant employees who are not officers or directors are as follows:

Name                     Age        Position
----                     ---        --------

Joel Green               67         Assistant to the President,
                                    Salesperson
-----------------

     Jeffrey I. Green has served as a Director and President of our Company since January 2000. He also serves as the Company's Treasurer and Secretary. Between 1985 and 1993, Mr. Green served as an officer and director of the Company, and between 1993 and 1999 he served as its General Manager. Jeffrey Green is Phyllis and Joel Green's son.

     Phyllis Green has served as a Director of our Company since August 2000, and as Executive Administrator of the Company since January 1, 1994. Mrs. Green has been working in the printing industry since 1959, and co-founded Print Data Corp. in 1984. Mrs. Green served as the President and a director of Print

Data Corp. from January 1, 1994 to April 1, 2000. Mrs. Green presently serves as Executive Administrator of Print Data Corp., which is a part time position. Mrs. Green again became a director of Print Data in February 2001. Phyllis Green is Jeffrey Green's mother and Joel Green's wife.

     Matthew T. Henninger has served as a Director of our Company since May 2002, and as a strategic financial consultant to our Company since February 2002. Mr. Henninger's career has spanned the fields of corporate operations, finance and strategy. He has completed many successful mergers and acquisitions as both a merchant and investment banker. Furthermore, he has effectively arranged financing for a range of public and private companies. In 1986, Mr. Henninger founded 1st International Capital Group, a commercial real estate financing firm, which grew into a boutique investment banking firm, called Henninger Gold Kokozka, where from 1986 to 1991 he helped small businesses raise venture capital and advised companies on mergers and acquisitions. In 1993, Mr. Henninger founded Logan & Fisher, a boutique merchant banking firm that specialized in corporate finance and mergers and acquisitions, where from 1993 to 1996, Mr. Henninger worked with clients in a range of industries, including transportation, bioremediation, health care services, software development, custom manufacturing, environmental engineering, chemical refining, specialty equipment manufacturing, construction, and real estate. As a manager outside of the finance industry, he directed the successful turnaround and sale of two acquisition targets in the competitive candle and aroma industries. The first, from 1997 to 1999, was Ceres San Francisco, a leading manufacturer of specialty candles, and the second, from 2000 to 2001, was The Aromatherapy of Rome, a leading manufacturer of aromatherapy products.

     Joel Green has served as the Assistant to the President, and as a Salesperson of our Company since 1984. Mr. Green has been working in the printing industry since 1954, and co-founded Print Data Corp. in 1984. Joel Green is Jeffrey Green's father and Phyllis Green's Husband.

     Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the Board of Directors.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Item 10.  Executive Compensation.

                     Executive Compensation
                     ----------------------

                                                                                Long Term Compensation
                                                                      -----------------------------------------
                               Annual Compensation                           Awards                    Payouts
---------------------------------------------------------------------------------------------------  ----------
  (a)                   (b)      (c)        (d)          (e)              (f)            (g)            (h)
                                                                       Restricted     Securities
Name &                                               Other Annual       Stock         Underlying/      LTIP         All Other
Position               Year   Salary($)   Bonus($)  Compensation($)   Award(s)($)   Options/SARs(#)  Payouts($)   Compensation($)
---------------------------------------------------------------------------------------------------------------------------------
Jeffrey I. Green.
Director, President    2002   306,000      -0-           -0-            -0-               -0-           -0-             -0-

---------------------------------------------------------------------------------------------------------------------------------
Phyllis Green.
Director, Executive
  Administrator
(part time position)   2002   180,400      -0-           -0-            -0-               -0-           -0-             -0-
---------------------------------------------------------------------------------------------------------------------------------



                    Compensation of Directors

During fiscal year 2002, no officer or director received any type of compensation from the Company for serving as such.

Presently, our directors, including those who serve as officers of the Company, are not compensated for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our board of directors may recommend the adoption of one or more such programs in the future.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.

     Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of our Common Stock:

Name and Address                   Amount and Nature
of Beneficial Owner              of Beneficial Ownership      Percent of Class
-------------------              -----------------------      ----------------

Jeffrey I. Green                      1,193,089 (D)                 47.08%
c/o Print Data Corp.
P.O. Box 349
Perth Amboy, New Jersey 08862

Phyllis Green                         1,000,074 (D)                 39.47%
c/o Print Data Corp.
P.O. Box 349
Perth Amboy, New Jersey 08862


                Security Ownership of Management

The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our Common Stock of each of our officers and directors, and officers and directors as a group:


Name and Address                   Amount and Nature
of Beneficial Owner              of Beneficial Ownership      Percent of Class
-------------------              -----------------------      ----------------

Jeffrey I. Green                      1,193,089 (D)                 47.08%
Director, President
c/o Print Data Corp.
P.O. Box 349
Perth Amboy, New Jersey 08862

Phyllis Green                         1,000,074 (D)                 39.47%
Director, Executive
Administrator
c/o Print Data Corp.
P.O. Box 349
Perth Amboy, New Jersey 08862

Matthew Henninger                         -0-                         --
Director
c/o Print Data Corp.
P.O. Box 349
Perth Amboy, New Jersey 08862

All Officers and Directors            2,193,163                     86.55%
as a Group ( 3 persons).
________________________


Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.  Certain Relationships and Related Transactions.

     On June 30, 2000, our Company entered into an unsecured, long-term note receivable with each of Jeffrey I. Green and Joel Green in the amounts $273,530, and $60,000, respectively. The notes were for a ten-year period, due June 30, 2010, payable in semi-annual installments commencing December 31, 2000 with interest at 7.75% per annum. On July 24, 2002, our Company received full payment of the total outstanding balance for the notes from each of Jeffrey I. Green and Joel Green.

     Also, on June 30, 2000, our Company entered into an unsecured, long term note receivable with William Doehler in the amount of $331,382. Mr. Doehler is a former employee of the Company, and is Jeffrey I. Green's brother-in-law and Phyllis and Joel Green's son-in- law, The note is for a ten year period, due June 30, 2010, payable in semi-annual installments commencing December 31, 2000 with interest at 7.75% per annum. Also, at that time, our Company entered into a ten- year non-compete agreement with William Doehler whereby Mr. Doehler will be paid $23,000 semi-annually for a total of $460,000. The agreement ends on June 30, 2010. The Company's board of directors, which was comprised solely of Jeffrey I. Green, approved all of the June 30, 2000 transactions. At that time, the Company was a closely held family company, and Mr. Green deemed the transactions to be fair to the Company. The interest rates in these transactions reflected prevailing interest rates at that time for that particular type of transaction.

     On July 24, 2002 each of Jeffrey I. Green and Phyllis Green entered into an unsecured, short-term convertible note receivable with the Company, each in the amount $3,250. The notes were for a period of 18 months, due January 24, 2004, payable on January 24, 2004 with interest at 8% per annum. On
October 16, 2002, we issued 882,664 shares of Common Stock to each of Jeffrey I. Green and Phyllis Green in connection with the conversion of these note receivables. Pursuant to the terms of the notes, each note was convertible into our Common Stock at a conversion price equal to a 25% discount to the last closing bid price of our Common Stock as quoted on the over-the-counter market as reported by the National Association of Securities Dealers, Inc. Over-the-counter Bulletin Board or any similar successor organization or the Pink Sheets. On October 16, 2002, the conversion date, the closing bid price as quoted on the Pink Sheets was equal to $0.005 per share, which means the conversion price per share was equal to $0.00375 per share. The outstanding principal owed on each promissory note was equal to $3,250, and the unpaid accrued interest on each promissory note was equal to $59.99, all of which totaled $3,309.99 in the aggregate, and
equated  to  882,664  shares  for  each  promissory  note.   The
Company's board of directors, which was comprised of two interested directors and one disinterested director, unanimously approved all of the July 24, 2000 transactions. The entire board of directors deemed the terms of the transactions to be fair to the Company. The interest rates in these transactions reflected prevailing interest rates at that time for similar transactions. The board of directors has no formal rules in place for voting on interested party transactions, other than the statutory requirements contained within the Delaware Corporate Law relating to fairness in related party transactions, and the board deemed themselves to have complied with those applicable statutory requirements.

Item 13.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

Exhibit No.     Description of Exhibit                    Sequential Page No.
-----------     ----------------------                    -------------------
(2)             Charter and Bylaws.

        2.1     Certificate of Incorporation.                       *


        2.2     Bylaws.                                             *

(3)             Instruments defining the rights of
                security holders.

        3.1     Certificate of Incorporation.                       *
        3.2     Bylaws.                                             *

(10)            Material Contracts.

        10.1    William Doehler Non-Compete Agreement               *
        10.2    William Doehler Note Receivable                     *

(99)            Additional Exhibits.

        99.1    Certification of President and Treasurer.

*    Incorporated by reference to Registrant's Form 10-SB filed
     December 30, 2002.

     (b)  Reports on Form 8-K.

       We filed no reports on Form 8-K during the last quarter of the year ended December 31, 2002.

Item 14.  Controls and Procedures.

      Our president and treasurer, Jeffrey I. Green, has evaluated the effectiveness of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Report on Form 10-KSB. Based on this evaluation, he has concluded that, as of the evaluation date, our Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company required to be included in its reports filed or submitted under the Exchange Act.

     Additionally, since the evaluation date described above, there have been no significant changes in our Company's internal controls or in other factors that could significantly affect such controls.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:


                            CONTENTS
                            --------

PAGE  F-1           INDEPENDENT AUDITORS' REPORT

PAGE  F-2           BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE  F-3           STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                    DECEMBER 31, 2002 AND 2001

PAGE  F-4           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE  F-5           STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    DECEMBER 31, 2002 AND 2001

PAGES F-6 - F-18    NOTES TO FINANCIAL STATEMENTS


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

                               PRINT DATA CORP.



Date: March 28, 2003           By:___/S/Jeffrey I. Green___________
                                  Jeffrey I. Green,
                                  President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 2003           By:___/S/Jeffrey I. Green___________
                                  Jeffrey I. Green,
                                  President

                     PRINT DATA CORPORATION
                      FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 2002 AND 2001

                     PRINT DATA CORPORATION



                            CONTENTS
                            --------

PAGE F-1        INDEPENDENT AUDITORS' REPORT

PAGE F-2        BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE F-3        STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                2002 AND 2001

PAGE F-4 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE F-5        STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                2002 AND 2001

PAGES F-6 - 18  NOTES TO FINANCIAL STATEMENTS

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
 Print Data Corporation


We have audited the accompanying balance sheets of Print Data Corporation as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Print Data Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a net loss of $226,848, a cash flow deficiency from operations of $227,506, a working capital deficiency of $367,838 and a stockholders' deficiency of $247,218 at December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

  /s/Weinberg & Company, P.A.

Boca Raton, Florida
March 19, 2003

                         PRINT DATA CORPORATION
                             BALANCE SHEETS
                             --------------

                    ASSETS
                    ------                             December 31,    December 31,
                                                           2002            2001
                                                       ------------    ------------
CURRENT ASSETS
Cash                                                   $     24,521    $      4,465
Accounts receivable                                         450,548         629,706
Inventory                                                    32,111          28,109
Investment                                                   21,994            -

Notes receivable and accrued interest, related
  parties - current portion                                  27,796         346,684
Prepaid expenses and other current assets                    36,071          13,085
                                                       ------------    ------------
Total Current Assets                                        593,041       1,022,049
                                                       ------------    ------------

PROPERTY & EQUIPMENT - NET                                   27,472          38,348
                                                       ------------    ------------

OTHER ASSETS
Notes receivable and accrued interest, related
  parties - long term portion                               242,678         294,587
Deposits                                                      6,167           5,417
                                                       ------------    ------------
   Total Other Assets                                       248,845         300,004
                                                       ------------    ------------

TOTAL ASSETS                                           $    869,358    $  1,360,401
                                                       ============    ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
   ----------------------------------------

CURRENT LIABILITIES
Notes payable and accrued interest - current           $    105,512    $     86,736
Capital leases payable - current                               -                329
Accounts payable and accrued expenses                       778,714         765,095
Sales tax payable - current                                  75,476          54,835
Due to director                                               1,177          44,721
                                                       ------------    ------------
   Total Current Liabilities                                960,879         951,716
                                                       ------------    ------------

LONG TERM LIABILITIES
Deferred vendor payable                                      92,969         274,269
Sales tax payable - long term portion                        62,728          97,645
Notes payable and accrued interest-long
  term portion                                                 -             65,968
                                                       ------------    ------------
Total Long Term Liabilities                                 155,697         437,882
                                                       ------------    ------------

TOTAL LIABILITIES                                         1,116,576       1,389,598
                                                       ------------    ------------

STOCKHOLDERS' DEFICIENCY
Series A Preferred stock, $.001 par value,
  20,000,000 shares authorized, 0 and 11,380
  shares issued and outstanding at December 31,
  2002 and 2001, respectively                                  -                 11
Common stock, $ .001 par value, 50,000,000 shares
  authorized, 2,533,936 and 711,708 shares issued
  and outstanding at December 31, 2002 and 2001,
  respectively                                                2,534             712
Additional paid in capital                                4,594,970       4,587,954
Accumulated deficit                                      (4,844,722)     (4,617,874)
                                                       ------------    ------------
   Total Stockholders' Deficiency                          (247,218)        (29,197)
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $    869,358    $  1,360,401
                                                       ============    ============


                  See accompanying notes to financial statements.

                         PRINT DATA CORPORATION
                        STATEMENTS OF OPERATIONS
                        ------------------------

                                                       For the Year    For the Year
                                                          Ended           Ended
                                                       December 31,    December 31,
                                                           2002            2001
                                                       ------------    ------------

REVENUE                                                $  4,409,106    $  4,587,243

COST OF GOODS                                             2,675,087       2,861,272
                                                       ------------    ------------

GROSS PROFIT                                              1,734,019       1,725,971
                                                       ------------    ------------

OPERATING EXPENSES
Salaries and payroll taxes                                  772,724         810,662
Commissions                                                 508,886         323,422
Professional fees                                           143,230         196,583
Other selling, general and administrative                   400,225         227,988
Insurance                                                   102,129          90,540
Depreciation and amortization                                16,943          15,230
                                                       ------------    ------------
   Total Operating Expenses                               1,944,137       1,664,425
                                                       ------------    ------------

(LOSS) INCOME FROM OPERATIONS                              (210,118)         61,546
                                                       ------------    ------------

OTHER (EXPENSE) INCOME
Interest and other income                                    34,072          44,573
Interest expense                                            (50,802)        (33,337)
Other expense                                                  -            (40,000)
                                                       ------------    ------------
Total Other Income (Expense)                                (16,730)        (28,764)
                                                       ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                          (226,848)         32,782
Income tax (expense) benefit                                   -             (8,970)
                                                       ------------    ------------
NET (LOSS) INCOME                                      $   (226,848)         23,812
                                                       ============    ============

Net (loss) income per common share:
 Basic                                                 $       (.21)   $        .04
                                                       ============    ============
 Diluted                                               $       (.21)   $        .04
                                                       ============    ============

Weighted average number of common shares
  outstanding during the period
    Basic                                                 1,091,910         560,199
                                                       ============    ============
    Diluted                                               1,091,910         585,985
                                                       ============    ============


                  See accompanying notes to financial statements.

                         PRINT DATA CORPORATION
            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
             ----------------------------------------------

                                                                              Additional
                                     Preferred Stock      Common Stock         Paid In      Accumulated
                                    Shares    Amount     Shares     Amount     Capital        Deficit         Total
                                    ------    ------    ---------   ------    ----------    -----------    -----------

Balance December 31, 2000            1,285    $    1      375,000   $  375    $   24,624    $   (87,972)   $   (62,972)

Recapitalization of the Company       -          -         90,931       91     4,553,623     (4,553,714)         -

Preferred stock issued at par for
  services and additional
  compensation                      10,095        10         -         -           5,037           -             5,047

Common stock issued at par for
  services                            -          -        245,777      246         4,670           -             4,916

Net Income 2001                       -          -           -         -            -            23,812         23,812
                                    ------    ------    ---------   ------    ----------    -----------    -----------

Balance, December 31, 2001          11,380        11      711,708      712     4,587,954     (4,617,874)       (29,197)

Conversion of Preferred stock
  to Common stock                  (11,380)      (11)      56,900       57           (46)          -              -

Common stock issued for
  extinguishment of debt              -          -      1,765,328    1,765         7,062           -             8,827

Net Loss 2002                         -          -           -         -            -          (226,848)      (226,848)
                                    ------    ------    ---------   ------    ----------    -----------    -----------

BALANCE, DECEMBER 31, 2002            -       $  -      2,533,936   $2,534    $4,594,970    $(4,844,722)   $  (247,218)
                                    ======    ======    =========   ======    ==========    ===========    ===========



                  See accompanying notes to financial statements.

                            PRINT DATA CORPORATION
                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                       For the Year    For the Year
                                                          Ended           Ended
                                                       December 31,    December 31,
                                                           2002            2001
                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                      $   (226,848)   $     23,812
Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Depreciation and amortization                            16,943          15,230
    Deferred income taxes                                      -              8,970
    Issuance of stock for services                             -              9,963
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                     179,158        (109,491)
    Inventory                                                (4,002)        (15,454)
    Accrued interest receivable                                -            (44,457)
    Prepaid expense and other current assets                (26,653)         (8,541)
    Rental security                                            (750)           -
  Increase (decrease) in:
    Accounts payable and accrued expenses                  (165,354)         39,213
                                                       ------------    ------------
       Net Cash Used In Operating Activities               (227,506)        (80,755)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (2,400)        (11,240)
Purchase of investment                                      (21,994)           -
Proceeds from note receivable                               370,797          44,019
                                                       ------------    ------------
       Net Cash Provided By Investing Activities            346,403          32,779
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                  55,399          47,218
Proceeds from stockholder loans                               6,500            -
Payments on notes payable                                  (102,591)        (41,806)
Payments on capital leases payable                             (329)           (980)
Proceeds from director                                         -             40,000
Payments on due to director                                 (43,544)         (9,741)
Payments on sales tax liability                             (14,276)        (37,179)
                                                       ------------    ------------
       Net Cash Used In Financing Activities                (98,841)         (2,488)
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                              20,056         (50,464)

CASH - BEGINNING OF YEAR                                      4,465          54,929
                                                       ------------    ------------

CASH - END OF YEAR                                     $     24,521    $      4,465
                                                       ============    ============
------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

Cash paid for interest                                 $     48,485     $    44,956
                                                       ============    ============
Cash paid for taxes                                    $        200     $       200
                                                       ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------

The Company extinguished loans and accrued interest due to two stockholders aggregating $8,827 with the issuance of common stock which resulted in no gain or loss on extinguishment.




             See accompanying notes to financial statements.

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

   (A) Organization
   ----------------

   Print Data Corporation was incorporated under the laws of Delaware on August 4, 1984. The Company serves as a distributor of information supplies such as: preprinted business forms, data management supplies, and various other paper products and supplies, used in a computer and office environment.

   On August 13, 2001, Odyssey Capital Group, Ltd. ("Odyssey"), a Nevada corporation and non-reporting public shell corporation, entered into a merger agreement to acquire all the outstanding stock of Print Data Corporation, as a result, the reorganization was treated as a reverse merger by the acquiree and as a recapitalization by the acquirer for accounting purposes. Concurrent with the reorganization, Odyssey Capital Group, Ltd. changed its name to Print Data Corporation (the "Company") and adopted the same year-end. The original Print Data Corporation was dissolved and ceased to exist as of the date of the reverse merger.

   In connection with the reorganization, the Articles of Merger were filed in September 2001 with the Nevada Department of State, however due to an oversight, the Certificate of Merger was not filed until August 2002 with the Delaware Department of State. Odyssey's Nevada certificate of incorporation remained as the surviving corporation's certificate of incorporation. At the time of the merger transaction, Odyssey was a shell corporation conducting virtually no business operations, other than its efforts to seek merger partners or acquisition candidates. Odyssey's capitalization consisted of 90,931 shares of common stock and no preferred stock issued and outstanding. Shareholders of the original Print Data Corporation received 375,000 shares of Odyssey's common stock and 1,285 shares of Odyssey's preferred stock (convertible into 6,425 shares of common stock) for all issued and outstanding stock of the original Print Data Corporation. In addition, 1,580 shares of preferred stock (convertible into 7,900 shares of common stock) were issued to certain advisors and consultants as part of the plan of merger.

   Accordingly, the financial statements include the following:

   (1) The balance sheets consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost as of December 31, 2002 and 2001.

   (2) The statements of operations include the operations of the acquiree for the periods presented.

   Pursuant  to the merger, all capital stock shares and  amounts and  per  share data were retroactively restated (See Note  11 for subsequent restatement of capital stock shares due to reverse stock splits).

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------


   (B) Use of Estimates
   --------------------

   The  accompanying financial statements have been  prepared  in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   (C) Inventory
   -------------

   Inventories, which consist primarily of computer paper, envelopes and office supplies, are stated at the lower of weighted average cost or market. The weighted average cost of inventories approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. No provision for obsolete, slow-moving and non-saleable inventories has been recorded for the years ended December 31, 2002 and 2001.

   (D) Cash
   --------

   For purposes of the statements of cash flows, cash includes all funds on deposit at financial institutions.

   (E) Fair Value of Financial Instruments
   ---------------------------------------

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

   The carrying amounts of the Company's accounts receivable, notes receivable and accrued interest thereon, deposits, accounts payable, accrued expenses, and notes payable and accrued interest thereon approximates fair value due to the relatively short period to maturity for these instruments.

   (F) Concentration of Credit Risk
   --------------------------------

   The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

   (G) Long-Lived Assets
   ---------------------

   Long-lived  assets  to  be  held and  used  are  reviewed  for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has not recognized any impairment loss during the years ended December 31, 2002 and 2001.

   (H) Property and Equipment
   --------------------------

   Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 7 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

   (I) Revenue Recognition
   -----------------------

   Revenue from product sales is recognized when title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment, if necessary. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
   (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB 101 for all periods presented.

   The Company offers, without additional charge, use of their fully insured warehouses to its customers who meet the provisions of SAB 101 mentioned above. The Company does not bear the risk of loss for products stored in its warehouse for customers.

   (J) Shipping and Handling
   -------------------------

   Shipping  and  handling revenues and costs  for  fiscal  years
   2002 and 2001, respectively, are included in Revenues and Cost of Goods in the accompanying statements of operations.

   (K) Income Taxes
   ----------------

   The  Company  accounts for income taxes  under  the  Financial
   Accounting  Standards Board Statement of Financial  Accounting
   Standards  No.  109 "Accounting for Income Taxes"  ("Statement

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------


   109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized (See Note
   10).

   (L) Advertising Costs
   ---------------------

   In accordance with the Accounting Standards Executive Committee Statement of Position 93-7 ("SOP 93-7"), costs incurred for producing and communicating advertising of the
   Company are charged to operations and is reflected in the selling, general and administrative amount. The Company incurred advertising expenses of $11,237 and $15,341 for the years ended December 31, 2002 and 2001, respectively, and is included in other selling, general and administrative expenses.

   (M) Business Segments
   ---------------------

   The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

   (N) Net Income (Loss) Per Common Share
   --------------------------------------

   SFAS   128   "Earnings  Per  Share"  ("EPS")  simplifies   the
   methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. Basic EPS is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for the year ended December 31, 2002 and 2001 have been restated for the reverse stock splits that occurred in 2002. Diluted EPS for the year ended December 31, 2001 reflects the potential dilution that would occur from common shares issuable through the conversion of preferred stock (post-split) to common stock at a ratio of 1 to 5, respectively.

   The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

                                                               2002            2001
                                                            ----------     -----------

    Basic weighted average number of shares outstanding      1,091,910         560,199
    Effect of convertible preferred stock                         -             25,786
                                                            ----------     -----------
    Diluted shares outstanding                               1,091,910         585,985
                                                            ==========     ===========

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

   The Company's 2002 basic and diluted share amounts are the same, since the Company's preferred stock was converted into common stock during 2002 (See Note 11(A)).

   (O) Recent Accounting Pronouncements
   ------------------------------------

   In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

   In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

   In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------


   financial statements  and  the new  statement grandfathers the
   accounting    for  liabilities  that  a company had previously
   recorded  under Emerging Issues Task Force Issue 94-3.

   In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB
   Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are
   effective  for  the  first  fiscal  quarter  beginning   after
   December 15, 2002.

   The   Company   does  not  believe  the  adoption   of   these
   pronouncements will have a material impact on its financial statements.


NOTE 2  ACCOUNTS RECEIVABLE
------  -------------------

   Accounts receivable as of December 31, 2002 and 2001, consist of the following:


                                               2002            2001
                                            ----------    -----------

    Accounts receivable                     $  450,548    $   629,706
    Less allowance for doubtful accounts          -              -
                                            ----------    -----------
                                            $  450,548    $   629,706
                                            ==========    ===========

   For the years ended December 31, 2002 and 2001, the Company did not record a provision for doubtful accounts because management believes that the accounts receivable are fully collectable.


NOTE 3  NOTES RECEIVABLE AND ACCRUED INTEREST - RELATED PARTIES
------  -------------------------------------------------------

   The following schedule reflects loans receivable due from related parties as of December 31, 2002 and 2001:

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------


                                               2002               2001
                                            ----------       -----------
Note receivable, President, 7.75% interest
  per annum, unsecured                      $     -     (A)  $   260,923
                                                        (B)
Note receivable, former employee and
  brother-in-law to the President, 7.75%
  interest per annum, unsecured                270,474  (A)      320,348

Note receivable, current employee,
  non-interest bearing, unsecured                 -     (B)       60,000
                                            ----------       -----------
                                               270,474           641,271
    Less current portion (See (B) below)       (27,796)         (346,684)
                                            ----------       -----------
                                            $  242,678       $   294,587
                                            ==========       ===========



 (A) On June 30, 2000, the Company entered into two long-term note receivable agreements with these individuals in the amounts of $ 273,530 and $331,382, respectively, which represented the balance owed to the Company at that date. The notes were for a ten-year period, due June 30, 2010, payable in semi-annual installments commencing December 31, 2000 and bear interest at 7.75% per annum.

 (B) On July 24, 2002, the Company received full payment of the total outstanding balance for the notes receivable from the president and the current employee.


   Based on the information mentioned above, future maturities on the remaining note are as follows:

    Years Ending December 31                           Amount
    ------------------------                         ---------

             2003                                    $  27,796
             2004                                       29,992
             2005                                       32,361
             2006                                       34,918
             2007                                       37,676
          Thereafter                                   107,731
                                                     ---------
            Total                                    $ 270,474
                                                     =========

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------



NOTE 4  PROPERTY AND EQUIPMENT
------  ----------------------

   Property and equipment is comprised of the following as of December 31, 2002 and 2001:


                                               2002            2001
                                            ----------    -----------

    Machinery and equipment                 $   78,924    $    76,524
    Auto and trucks                             85,865         85,865
    Furniture and fixtures                      16,036         16,036
    Leasehold improvements                       3,299          3,299
                                            ----------    -----------
    Total                                      184,124        181,724
    Less: Accumulated depreciation            (156,652)      (143,376)
                                            ----------    -----------
    Property and equipment-net              $   27,472    $    38,348
                                            ==========    ===========


   Depreciation  expense for the years ended  December  31,  2002 and 2001 was $13,276 and $13,147, respectively.

NOTE 5  COMMITMENTS AND CONTINGENCIES
------  -----------------------------

   (A) Operating Lease Agreements
   ------------------------------

   Future minimum lease payments under the Company's operating lease for office and warehouse facilities are as follows as of December 31, 2002:

               2003                                       $    74,868
               2004                                            76,965
               2005                                            79,117
               2006                                            67,641
                                                          -----------
              Total                                       $   298,591
                                                          ===========


   (B) Capital Lease Agreements
   ----------------------------

   Capital leases are summarized as follows as of December 31, 2002 and 2001:


                                               2002           2001
                                            ----------    -----------

Pallet jack, 10.5% interest per annum,
  secured by jack                           $    -        $       329
                                            ----------    -----------
                                                 -                329

    Less current portion                         -               (329)
                                            ----------    -----------

                                            $    -        $     -
                                            ==========    ===========

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

   (C) Employment Agreements
   -------------------------

   In June 2000, the Company entered into an employment agreement with its President for a period of ten years, which commenced on December 31, 2000. The President will be paid $23,000 semi-annually for a total of $460,000 over the term of the agreement. The President is also compensated on a commission basis determined by the amount of sales produced. In June 2002, the Company and the President mutually agreed to terminate this agreement for the remaining term.

   On January 1, 2001, the Company entered into another employment agreement with its President through the end of 2003 that provides for an annual salary of $260,000 per year. In October 2002, the Company and the President mutually agreed to terminate this agreement.

   In June 2000, the Company entered into a non-compete agreement with a former employee for a period of ten years. The former employee will be paid $23,000 semi-annually for a total of $460,000. The agreement ends on June 30, 2010.

   (D) Legal Action
   ----------------

   In July 2002, a shareholder filed a complaint against the Company seeking $75,000 in damages. The Plaintiff had previously purchased 500,000 shares of the Odyssey Capital Group, Ltd. ("Odyssey") (formerly known as Universal Marketing & Entertainment Inc.). Odyssey effectuated a reverse stock split in September 2001, resulting in the Plaintiff owning 100,000 shares of Odyssey. Later, the Company acquired Odyssey through a reverse merger (see Note
   1A) and a stock split took place in October 2002 (See Note 11(A)) resulting in the Plaintiff owning 5,000 shares of the Company. The Plaintiff is claiming that the Company and their stock transfer agent refused to provide the Plaintiff with unrestricted stock. The Company requested an opinion of counsel that the unrestricted shares could be issued. Plaintiff refused to provide an opinion of counsel and no unrestricted shares were issued. Plaintiff brought this action claiming damages for the loss of the opportunity to sell his stock in an unrestricted manner. The Company takes the position that the restriction itself called for the shareholder to provide an opinion of counsel before the shares would be issued without restriction. The case is in the early stages and the Company intends to vigorously contest the matter.

NOTE 6  NOTES PAYABLE AND ACCRUED INTEREST
------  ----------------------------------

   On July 24, 2002, the Company issued convertible promissory notes (the "Notes") to the president and a director, for $3,250 each, with interest at 8% per annum. The Notes mature on January 24, 2004. The amounts were used to pay operating expenses. At the president's and director's option, the Notes and any unpaid accrued interest, were at any time prior to maturity, convertible into the Company's common stock at a conversion price equal to a 25% discount to the last closing bid price of the common stock as quoted on the over-the-

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

   counter market as reported by the National Association of Securities Dealers, Inc. ("NASD"). On October 16, 2002, the president and director notified the Company that they were converting the Notes. The closing bid price for the Company's common stock, as quoted on the NASD pink sheets, was equal to $0.005 per share on the date of conversion.
   Thus, the Company converted both of the notes aggregating $6,500 and the accrued interest and beneficial conversion feature thereon amounting to $2,327 for 1,765,328 shares of common stock.

   The following schedule reflects notes payable and accrued interest thereon as of December 31, 2002 and 2001:


                                                  2002           2001
                                               ----------    -----------

Van note, due May 31, 2003, 11.3% interest
  per annum, secured by van                    $    1,934    $     7,888

Van note, due July 29, 2003, 11.3% interest
  per annum, secured by van                         3,099          8,022

Bank loan interest at 10.25%, secured by
  the Company's assets, payable in monthly
  installments of $3,500 including interest
  commencing January 1, 2000                         -            91,714

$100,000 line of credit, payable on demand
  with annual interest rate of prime plus
  1% (5.5% at December 31, 2002).  The line
  is guaranteed by the president of the
  Company                                         100,479         45,080
                                               ----------    -----------
     Total notes payable                          105,512        152,704
     Less current portion                        (105,512)       (86,736)
                                               ----------    -----------

   Total notes payable - less current portion  $     -       $    65,968
                                               ==========    ===========


NOTE 7  SALES TAX PAYABLE
------  -----------------

   The Company entered into an installment payment agreement with the New York State Department of Taxation and Finance relating to delinquent sales taxes, penalties and interest. Based upon the terms of the settlement agreement, the Company's computed annual nominal interest rate is 10.3% with monthly installments payable through June 14, 2004.

   The following schedule reflects sales tax payable as of December 31, 2002 and 2001:

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

                                                  2002           2001
                                               ----------    -----------

    Total sales tax payable                    $  138,201    $   152,480
    Less current portion                          (75,476)       (54,835)
                                               ----------    -----------
    Total sales tax payable - less
      current portion                          $   62,725    $    97,645
                                               ==========    ===========

   The following is a schedule of sales tax payable for the next two years:

            Years ending December 31:
            ------------------------

                     2003                                  75,476
                     2004                                  62,725
                                                  ---------------
                                                  $       138,201
                                                  ===============

NOTE 8  DUE TO DIRECTOR
------  ---------------

   Due to director represents expenses paid by a director on behalf of the Company. The unpaid balances due to director as of December 31, 2002 and 2001 were $1,177 and $44,721, respectively. As of January 31, 2003, the amount due to the director was paid in full.

NOTE 9  DEFERRED VENDOR PAYABLE
------  -----------------------

   During December 2001, the Company obtained a deferred payment plan with a specific group of vendors, who are no longer utilized on a day-to-day basis. The Company has the discretion when these payments are made and there is no stated or implied interest charged. The total balance due to these vendors was $182,969 and $364,269 as of December 31, 2002 and 2001 respectively, of which $90,000 has been classified as current and included in accounts payable and accrued expenses for both years in the accompanying balance sheet. The remaining long-term portion of $92,969 and $274,269 has been classified as deferred vendor payable as of December 31, 2002 and 2001 respectively.

NOTE 10 INCOME TAXES
------- ------------

   Income tax (expense) benefit for the years ended December 31, 2002 and 2001 is summarized as follows:


                                                  2002           2001
                                               ----------    -----------
    Current Tax Benefit (Provision):
    Federal                                    $    -        $    -
    State                                           -             -
    Deferred-Federal and State                      -             (8,970)
                                               ----------    -----------

    Income tax (expense) benefit               $    -        $    (8,970)
                                               ==========    ===========

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

   The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001, as follows:


                                                  2002           2001
                                               ----------    -----------

U.S. Federal and State income tax
  (provision) benefit                          $   75,500    $    (8,970)
(Increase) decrease in deferred tax
  valuation allowance                             (75,500)          -
                                               ----------    -----------
                                               $     -       $    (8,970)
                                               ==========    ===========


   As of December 31, 2002 the Company had net operating loss carryforwards of approximately $358,000 for U.S. federal income tax purposes available to offset future income expiring on various dates through 2022. The deferred tax asset of approximately $122,000, arising from the future possible tax benefit of the Company's net operating loss carryforwards, has been fully offset by a valuation allowance because it is more likely that the benefit from the deferred tax asset will not be realized.

NOTE 11 STOCKHOLDERS' DEFICIENCY
------- ------------------------

   In September 2002, the Board of Directors of the Company voted to effectuate a 500:1 reverse stock split of the Company's currently issued and outstanding shares of preferred stock and a 20:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock splits became effective on October 11, 2002. All shares and per share amounts have been restated to reflect these transactions

   (A) Preferred Stock
   -------------------

   Simultaneous with the stock splits in October 2002, the Preferred shareholders converted each share of the Company's preferred stock into 5 shares of the Company's common stock Consequently, 11,380 shares of preferred stock were retired, and 56,900 shares of common stock were issued with a par value of $.001.

   During 2001, the Company issued 10,095 preferred shares with a par value of $.001 for additional compensation and professional services in connection with the recapitalization. Included in the total preferred shares issued was the 1,580 shares issued for professional services (See Note 1(A)). The total value of the additional compensation and professional services received was $5,047. Each preferred share was convertible into five shares of common stock of the Company.

                           PRINT DATA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2002 AND 2001
                    --------------------------------

   (B) Common Stock
   ----------------

   In November 2002, the Company issued 1,765,328 shares of common stock in exchange for notes payable to stockholders plus accrued interest of $8,827.

   During 2001, 375,000 common shares were issued with par value of $.001 in connection with the recapitalization of the Company (see Note 1(A)).

   During 2001, the Company issued 245,777 common shares with a par value of $.001 for professional services in connection with the recapitalization. Total value of services received was $4,916.

NOTE 12 RELATED PARTY TRANSACTIONS
------- --------------------------

   On July 24, 2002, the Company sold some of its trade receivables to a Director with the principal aggregating approximately $99,403. The Director purchased the receivables to provide the Company with funds to retire outstanding debt. Based upon terms of the agreement, the sale of the trade receivables are final and without recourse to the Company. In the event of default of those trade receivables sold, the Company is not obligated to repurchase any unpaid balances. Accordingly, the Company did not record a gain or loss associated with the sale (see Note 11(B) for additional related party transactions).

NOTE 13 MAJOR CUSTOMERS
------- ---------------

   During the year ended December 31, 2002, 34% of the Company's total revenues were derived from sales to two customers, Customer A with 23% and Customer B with 11%. During the year ended December 31, 2001, 38% of the Company's total revenues were derived from sales to two customers, Customer A with 20% and Customer B with 18%.

NOTE 14 GOING CONCERN
------- -------------

   As reflected in the accompanying financial statements, the Company has a net loss of $226,848, a cash flow deficiency from operations of $227,506, a working capital deficiency of $367,838 and a stockholder deficiency of $247,218. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   The Company anticipates raising additional working capital through bank financing and reducing operating overhead. Management believes that actions presently being taken to obtain additional funding and reduce operating costs provide for the Company to operate as a going concern.