Form 10QSB
period 2003-03-31
PRINT DATA CORP
filed 2003-05-15
CIK 934445

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to _________


                  Commission File Number 0-50140

                         PRINT DATA CORP.
----------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                            Delaware
----------------------------------------------------------------------
   (State of other jurisdiction of incorporation or organization)

                           16-1642709
----------------------------------------------------------------------
               (IRS Employer Identification No.)

        43 New Brunswick Avenue, Hopelawn, New Jersey 08861
----------------------------------------------------------------------
               (Address of principal executive offices)

                        (732) 826-0800
----------------------------------------------------------------------
                 (Issuer's telephone number)

----------------------------------------------------------------------
        (Former name, former address, and former fiscal year,
                     if changed since last report)

                 APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2003, there were approximately 2,533,936 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);

               Yes [ ]                             No [X]

                         PRINT DATA CORP.

                        Form 10-QSB Index
                          March 31, 2003
                                                             Page

Part I: Financial
Information................................................   3

Item 1. Financial Statements ..............................   3

        Balance Sheets At March 31, 2003 (Unaudited)
        And December 31, 2002..............................   4

        Statements Of Operations For The Three
        Months Ended March 31, 2003 And 2002 (Unaudited)...   5

        Statements Of Cash Flows For The Three
        Months Ended March 31, 2003 And 2002 (Unaudited)...   6

        Notes To Condensed Financial Statements
        (Unaudited)........................................   7

Item 2. Management's Plan of Operation.....................   11

Item 3. Controls and Procedures............................   14


Part II:   Other Information...............................   14

Item 1. Legal Proceedings .................................   14

Item 2. Changes in Securities .............................   14

Item 3. Defaults Upon Senior Securities ...................   14

Item 4. Submission of Matters to a Vote of
        Security Holders...................................   14

Item 5. Other Information .................................   14

Item 6. Exhibits and Reports on Form 8-K ..................   15

Signatures ................................................   15

                            PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements


                    PRINT DATA CORPORATION
                     FINANCIAL STATEMENTS
                     AS OF MARCH 31, 2003

                    PRINT DATA CORPORATION

                           CONTENTS
                           --------


PAGE   F-1        BALANCE SHEETS AT MARCH 31, 2003 (UNAUDITED) AND
                  DECEMBER 31, 2002



PAGE   F-2        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                  MARCH 31, 2003 AND 2002 (UNAUDITED)



PAGE   F-3        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                  MARCH 31, 2003 AND 2002 (UNAUDITED)



PAGES  F-4 - F-8  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           PRINT DATA CORPORATION
                               BALANCE SHEETS
                               --------------

                                  ASSETS
                                  ------

                                                             March 31, 2003       December 31,
                                                               (Unaudited)           2002
                                                             --------------       ------------

CURRENT ASSETS
Cash                                                         $    12,637          $    24,521
Accounts receivable                                              466,787              450,548
Inventory                                                         28,522               32,111
Investment                                                        20,577               21,994
Notes receivable and accrued interest,
related parties - current portion                                 33,036               27,796
Prepaid expenses and other current assets                         32,538               36,071
                                                              ----------           ----------
    Total Current Assets                                         594,097              593,041
                                                              ----------           ----------

PROPERTY & EQUIPMENT - NET                                        26,049               27,472
                                                              ----------           ----------

OTHER ASSETS
Notes receivable and accrued interest,
  related parties - long term portion                            242,678              242,678
Deposits                                                           6,167                6,167
                                                              ----------           ----------
    Total Other Assets                                           248,845              248,845
                                                              ----------           ----------
TOTAL ASSETS                                                 $   868,991          $   869,358
------------                                                  ==========           ==========


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
Notes payable and accrued interest - current                 $   152,944          $   105,512
Accounts payable and accrued expenses                            792,362              778,714
Sales tax payable - current                                       75,476               75,476
Due to director                                                   67,055                1,177
                                                              ----------           ----------
    Total Current Liabilities                                  1,087,837              960,879
                                                              ----------           ----------
LONG TERM LIABILITIES
Deferred vendor payable                                           64,955               92,969
Sales tax payable - long term portion                             48,839               62,728
                                                              ----------           ----------
    Total Long Term Liabilities                                  113,794              155,697
                                                              ----------           ----------
TOTAL LIABILITIES                                              1,201,631            1,116,576
                                                              ----------           ----------
STOCKHOLDERS' DEFICIENCY
Series A Preferred stock, $.001 par value, 20,000,000
  shares authorized, none issued and outstanding                     -                    -
Common stock, $ .001 par value, 50,000,000 shares
  authorized, 2,533,936 shares issued and outstanding              2,534                2,534
Additional paid in capital                                     4,594,970            4,594,970
Accumulated deficit                                           (4,930,144)          (4,844,722)
                                                              ----------           ----------
    Total Stockholders' Deficiency                              (332,640)            (247,218)
                                                              ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $   868,991          $   869,358
----------------------------------------------                ==========           ==========


        See accompanying condensed notes to financial statements.

                           PRINT DATA CORPORATION
                          STATEMENT OF OPERATIONS
                          -----------------------
                                (UNAUDITED)

                                                For the Three        For the Three
                                                 Months Ended           Months Ended
                                                  March 31,                 March 31,
                                                    2003                  2002
                                                -------------        ----------------

REVENUE                                         $  1,156,738         $    982,765

COST OF GOODS                                        706,490              554,989
                                                 -----------          -----------
GROSS PROFIT                                         450,248              427,776
                                                 -----------          -----------

OPERATING EXPENSES
Salaries and payroll taxes                           228,290              206,892
Commissions                                          101,605              134,529
Professional fees                                     63,864               25,728
Other selling, general and administrative            102,127               90,823
Insurance                                             37,024               28,973
Depreciation and amortization                          2,063                3,613
                                                 -----------          -----------
    Total Operating Expenses                         534,973              490,558
                                                 -----------          -----------

LOSS FROM OPERATIONS                                 (84,725)             (62,782)
                                                 -----------          -----------
OTHER INCOME (EXPENSE)
Interest income                                        5,240               10,477
Other income                                             566                  -
Interest expense                                      (6,503)             (18,533)
                                                 -----------          -----------
    Total Other Income (Expense)                        (697)              (8,056)
                                                 -----------          -----------

NET LOSS                                        $    (85,422)             (70,838)
--------                                          ==========          ===========

NET LOSS PER COMMON SHARE - BASIC AND
 DILUTED                                        $       (.03)        $       (.10)
                                                  ==========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                                 2,533,936              711,708
                                                  ==========          ===========



           See accompanying condensed notes to financial statements.

                            PRINT DATA CORPORATION
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                 (UNAUDITED)

                                                           For the Three       For the Three
                                                           Months Ended        Months Ended
                                                             March 31,           March 31,
                                                               2003                2002
                                                           --------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (85,422)          $ (70,838)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                2,063               3,613
 Changes in operating assets and liabilities:
 (Increase) decrease in:
  Accounts receivable                                        (16,238)            163,628
  Inventory                                                    3,589               1,670
  Accrued interest receivable                                 (5,240)                -
  Prepaid expense and other current assets                     3,533               1,095
 Increase (decrease) in:
 Accounts payable and accrued expenses                       (14,370)           (100,420)
                                                            --------            --------
    Net Cash Used In Operating Activities                   (112,085)             (1,252)
                                                            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                             (638)                -
 Proceeds from investment                                      1,417                 -
 Proceeds from note receivable                                   -                33,542
                                                            --------            --------
    Net Cash Provided By Investing Activities                    779              33,542
                                                            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                  50,220                 -
 Payments on notes payable                                    (2,787)            (14,684)
 Payments on capital leases payable                              -                  (329)
 Proceeds from director loans                                 65,878                 -
 Payments on due to director                                     -               (12,373)
 Payments on sales tax liability                             (13,889)             (7,679)
                                                            --------            --------
    Net Cash Provided By (Used In) Financing  Activities      99,422             (35,065)
                                                            --------            --------

NET DECREASE IN CASH                                         (11,884)             (2,775)

CASH AT BEGINNING OF YEAR                                     24,521               4,472
                                                            --------            --------

CASH AT END OF YEAR                                        $  12,637           $   1,697
-------------------                                         ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest                                     $   6,503           $  18,533
                                                            ========            ========



           See accompanying condensed notes to financial statements.

                           PRINT DATA CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                (UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

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

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statements of operations include the operations of the acquiree for the periods presented.

Pursuant to the merger and subsequent reverse stock splits, all capital stock shares and amounts and per share data have been retroactively restated.

                           PRINT DATA CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                (UNAUDITED)



(B) Interim Condensed Consolidated Financial Statements
-------------------------------------------------------

The condensed financials statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations.
The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2002 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

(C) Use of Estimates
--------------------

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

(D) Net Income (Loss) Per Common Share
--------------------------------------

SFAS 128 "Earnings Per Share" ("EPS") simplifies the methodology of computing earnings (loss) per share and requires the presentation of basic and diluted earnings per share. Basic EPS is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for the three months ended March 31, 2002 have been restated for the reverse stock splits that occurred in 2002 (see Note 8).

(E) Going Concern
-----------------

The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in thee normal course of business. For the three months ended March 31, 2003 the Company has a net loss of $85,422, a cash flow deficiency from operations of $112,085, a working capital deficiency of $493,740 and a stockholder deficiency of $332,640. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           PRINT DATA CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                (UNAUDITED)




NOTE 2	COMMITMENTS AND CONTINGENCIES
------  -----------------------------

(A) Legal Action
----------------

In July 2002, a shareholder filed a complaint against the Company seeking $75,000 in damages. The Plaintiff had previously purchased 500,000 shares of the Odyssey Capital Group, Ltd. ("Odyssey") (formerly known as Universal Marketing & Entertainment Inc.). Odyssey effectuated a reverse stock split in September 2001, resulting in the Plaintiff owning 100,000 shares of Odyssey. Later, the Company acquired Odyssey through a reverse merger (see Note 1A) and a stock split took place in October 2002 (see
Note 5) resulting in the Plaintiff owning 5,000 shares of the Company. The Plaintiff is claiming that the Company and their stock transfer agent refused to provide the Plaintiff with unrestricted stock. The Company requested an opinion of counsel that the unrestricted shares could be issued. Plaintiff refused to provide an opinion of counsel and no unrestricted shares were issued. Plaintiff brought this action claiming damages for the loss of the opportunity to sell his stock in an unrestricted manner. The Company takes the position that the restriction itself called for the shareholder to provide an opinion of counsel before the shares would be issued without restriction. The case is in the early stages and the Company intends to vigorously contest the matter.

NOTE 3	NOTES PAYABLE AND ACCRUED INTEREST
------  ----------------------------------

The following schedule reflects notes payable and accrued interest thereon as of March 31, 2003 and December 31, 2002:

                                           March 31,       December 31,
                                              2003              2002
                                          -----------      ------------
Van note, due May 31, 2003, 11.3%
interest per annum, secured by van         $    438         $  1,934


Van note, due July 29, 2003, 11.3%
interest per annum, secured by van            1,808            3,099


$50,000 line of credit, payable on
demand with annual interest rate of
prime plus 1% (6.25% at March  31,
2003).  The line is guaranteed by
the president of the Company                 50,260              -


                           PRINT DATA CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2003
                            --------------------
                                (UNAUDITED)





$100,000 line of credit, payable on
demand with annual interest rate of
prime plus 1% (5.25% at March 31,
2003).  The line is guaranteed by
the president of the Company                100,479          100,479
                                          ---------        ---------
                                            152,944          105,512
Less current portion                       (152,944)        (105,512)
                                          ---------        ---------
                                          $      -         $      -
                                          =========        =========

NOTE 4	RELATED PARTY TRANSACTIONS
------  --------------------------

In February 2003, a director loaned the Company $75,000. The loan is to be repaid over 52 weeks with interest computed at 19% on the outstanding principal balance. As of March 31, 2003, the balance due on this loan was $67,055 and $1,575 of interest was paid and charged to interest expense.

NOTE 5	STOCKHOLDERS' DEFICIENCY
------  ------------------------

In September 2002, the Board of Directors of the Company voted to effectuate a 500:1 reverse stock split of the Company's currently issued and outstanding shares of preferred stock and a 20:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock splits became effective on October 11, 2002. All shares and per share amounts have been restated to reflect these transactions.

NOTE 6	MAJOR CUSTOMERS
------  ---------------

During the three months ended March 31, 2003, 40% of the Company's total revenues were derived from sales to two customers, Customer A with 20% and Customer B with 20%. During the three months ended March 31, 2002, 32% of the Company's total revenues were derived from sales to two customers, Customer A with 22% and Customer B with 10%.

NOTE 7	SUBSEQUENT EVENTS
------  -----------------

Pursuant to two non-binding letters of intent signed in April 2003, the Company is seeking to acquire the common stock of one privately held company and the assets of another privately held company both of which design and manufacture envelopes and stationary products. The terms of these letters of intent are broad, and the final terms of any definitive agreements remain subject to negotiation and execution.

Item 2.  Management's Discussion and Analysis.

                            Overview

The following discussion "Management's Discussion and Analysis" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

The following is qualified by reference to, and should be read in conjunction with our financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation".


                   Accounting for Reorganization

In view of Historic Print Data's reorganization with Odyssey, a shell corporation, via a "reverse merger," the Company's financial statements have been treated as a reorganization for presentation purposes.


                        Results of Operations

Three months ended March 31, 2003 compared with three months ended
March 31, 2002
------------------------------------------------------------------

Net sales increased to $1,156,738 during the three months ended March 31, 2003 from $982,765 during the three months ended March 31, 2002, an increase of $173,973 or 17.7%. The increase in sales is a result of one of Print Data's existing customers increasing their purchases as well as the addition of two new customers. We expect to continue to increase our sales during the remainder of 2003, and we expect growth to continue for the foreseeable future as a result of improved economic conditions as well as our continued focus on improving operations and sales.

Gross profit, expressed as a percentage of net sales was 38.92% during the three months ended March 31, 2003, as compared to 43.52% during the three months ended March 31, 2002, a decrease of 4.6%. The decrease was attributable primarily to the lack of competitive pricing among Print Data's vendors. During the first quarter of 2002, Print Data's vendors offered cheaper pricing for their services; however, because market conditions strengthened, they subsequently increased their prices during the first quarter of 2003.

Operating expenses, expressed as a percentage of net sales, were 46.24% during the three months ended March 31, 2003 compared to 49.91% during the three months ended March 31, 2002, a decrease of 3.6%. The decrease was attributable primarily to the cost effectiveness of our organization. Print Data's administrative capacity exceeds the sales increase for the period.

Operating loss, expressed as a percentage of net sales, was 7.32%
during the three months ended March 31, 2003, as compared to 6.38% during the three months ended March 31, 2002.

Interest expense decreased to $6,503 during the three months ended March 31, 2003 from $18,533 during the three months ended March 31, 2002. The decrease was primarily attributable to the reduction of revolving debt balances and the reduction interest charges on revolving debt.

Net loss increased to $85,422 during the three months ended March 31, 2003 from $70,838 during the three months ended March 31, 2002. The increase was primarily attributable to the additional expenses related to being a publicly traded reporting company, as well as the additional expenses related to professional fees.


                 Liquidity and Capital Resources

We currently rely upon cash flow from operations and bank lines of credit, as well as other credit facilities, to fund working capital and capital expenditures. We expect to meet our cash requirements during the next 12 months.

Cash provided by financing activities during the three months ended March 31, 2003 was $99,422, which included $65,878 derived from a loan from a director and $50,220 was obtained from new revolving lines of credit. Cash used in financing activities during the three months ended March 31, 2003 included $13,889 paid to the New York State Tax Authority and $2,787 of net payments related to notes payable, long-term obligations and obligations with affiliates.

During the three months ended March 31, 2003, our total capital expenditures were $638, which was for the purchase of an office printer.

As of March 31, 2003, we have two revolving credit facilities aggregating $150,000, which are fully drawn upon. We believe that the funds generated from operations and revolving credit facilities will be sufficient to fund our current operations for the next 12 months. We do not foresee any material capital expenditures during the next twelve months, other than with respect to the two contemplated acquisition transactions described above. As of March 31, 2003, we had $12,637 in cash and $466,787 in accounts receivables that could be used in connection with funding our operations. As of March 31, 2003, approximately 87.3% of our operating needs are funded from accounts receivables. Consistently over the past few years, our accounts receivable turnover rate has averaged approximately 44 days. This rapid turnover rate results from our payment terms with customers as well as our customer base itself, which is mostly comprised of large U.S. corporations that have a history of timely bill payment.

If we need to obtain capital to fund our current operations, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If necessary, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long-term liquidity. Various economic conditions, the loss of customers and the loss of a salesperson could result in decreased sales of our products. A decrease in sales in paper products and paper related services could have a material impact on our revenue and net income and would affect our long and short-term liquidity.

Our material funding requirements include lease payments for our office facilities for the year commencing on January 1, 2002 of approximately $74,868 in 2003 and $76,965 in 2004.

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

We: (i) entered into a non-binding letter of intent to acquire one hundred percent of the issued and outstanding securities of a second privately held New Jersey based company that designs and manufactures envelopes and other stationary products; and (ii) entered into a non-binding letter of intent to acquire one hundred percent of the available assets, including printing equipment, printing supplies, inventory, office equipment, furniture, customer lists, receivables, and other assets of a privately held New Jersey based company that designs and manufactures envelopes and other stationary products. If one or both of these contemplated transactions close, we expect to add approximately $2,500,000 to $6,500,000 to our annual revenues. Additionally, we expect to cross sell our customer base with these other companies' customer bases, which could create additional opportunities for sales growth. The terms of these letters of intent are broad, and the final terms of the definitive agreements remain subject to negotiation and execution. These transactions are subject to various conditions, and we can make no assurances that the transaction will close.


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


                   Inflation and Seasonality

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has a material impact on our sales or the results of our operations. We consider our business to be somewhat seasonal, with sales slightly higher during the first and fourth quarters of each year. Our sales tend to be slightly higher during those periods because many of our customers' office supply purchasing departments work on calendar year budgets. Year-end budget surpluses tend to cause customers to spend the surpluses before year-end, while year-end budget shortfalls tend to force customers to delay purchases until the beginning of the New Year after the budgets are replenished.


Item 3.   Controls and Procedures.

Our president and treasurer, Jeffrey I. Green, has evaluated the effectiveness of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Report on Form 10-QSB. Based on this evaluation, he has concluded that, as of the evaluation date, our Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company required to be included in its reports filed or submitted under the Exchange Act.

Additionally, since the evaluation date described above, there have been no significant changes in our Company's internal controls or in other factors that could significantly affect such controls.


                           PART II

                       OTHER INFORMATION


Item 1.  Legal Proceedings

	As of the date of this Report on Form 10-QSB, we are a party to the following material legal proceedings, the status of which have not materially changed since we filed our Report on Form10-KSB for the year ending December 31, 2002.

        1. Print Data Corp. v. Morse Financial, Inc., James A. Morse and George A. Todt; and
        2.   Stephan Herold v. Print Data Corp., and FCTC Transfer
             Services, L.P.

We are not aware of any other litigation or threatened litigation of a material nature.


Item 2.  Change in Securities

	Not Applicable


Item 3.  Defaults Upon Senior Securities

	Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable


Item 5.  Other Information

	Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

	Not Applicable

(b) Reports on Form 8-K

	Not Applicable


                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRINT DATA CORP.
Registrant



By:   /s/Jeffrey I. Green
   -----------------------------
   Jeffrey I. Green,
   President

Dated: May 15, 2003




By:  /s/Jeffrey I. Green
   -----------------------------
   Jeffrey I. Green,
   President


Dated May 15, 2003



                          CERTIFICATION
                          -------------

               Certification of President and Treasurer

I, Jeffrey I. Green, president and treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Print Data
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                           /s/ Jeffrey I. Green
                                           --------------------------
                                           Jeffrey I. Green
                                           President, Treasurer

                          CERTIFICATION
                          -------------

    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                        UNITED STATES CODE)

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Print Data Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

         (1) The 10-QSB Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2003


                                        /s/ Jeffrey I. Green
                                    ----------------------------------
                                    Jeffrey I. Green,
                                    President, Treasurer
                                    Print Data Corp.