Form 10QSB
period 2003-06-30
PRINT DATA CORP
filed 2003-08-08
CIK 934445

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003
                                          -------------

[ ] TRANSITION  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to _________

                 Commission File Number 0-50140


                        PRINT DATA CORP.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                            Delaware
-----------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                           16-1642709
-----------------------------------------------------------------
              (IRS Employer Identification No.)

       43 New Brunswick Avenue, Hopelawn, New Jersey 08861
-----------------------------------------------------------------
           (Address of principal executive offices)

                         (732) 826-0800
-----------------------------------------------------------------
                 (Issuer's telephone number)

-----------------------------------------------------------------
 (Former name, former address, and former fiscal year, if
                   changed since last report)

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2003, there were approximately 2,833,936 shares of common stock, $0.001 par value, issued and outstanding.


     Transitional Small Business Disclosure Format (check one);

                Yes [ ]                      No [X]

                        PRINT DATA CORP.

                        Form 10-QSB Index
                          June 30, 2003
                                                                    Page

Part I:  Financial Information...................................    3

         Item 1.  Financial Statements

            Balance Sheets As of June 30, 2003 (Unaudited)
            and December 31, 2002................................    4

            Condensed Statements Of Operations For The Three
            and Six Months Ended June 30, 2003 And 2002
            (Unaudited)..........................................    5

            Condensed Statements Of Cash Flows For The Six
            Months Ended June 30, 2003 And 2002 (Unaudited)......    6

            Notes To Condensed Financial Statements As Of
            June 30, 2003 (Unaudited)............................    7

         Item 2.  Management's Plan of Operation.................    11

         Item 3.  Controls and Procedures........................    14

Part II: Other Information.......................................    14

         Item 1.  Legal Proceedings..............................    14

         Item 2.  Changes in Securities..........................    14

         Item 3.  Defaults Upon Senior Securities................    15

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..............................    15

         Item 5.  Other Information..............................    16

         Item 6.  Exhibits and Reports on Form 8-K...............    16

Signatures.......................................................    17

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements













                     PRINT DATA CORPORATION
                 CONDENSED FINANCIAL STATEMENTS
                       AS OF JUNE 30, 2003




                     PRINT DATA CORPORATION

                              PRINT DATA CORPORATION
                             CONDENSED BALANCE SHEETS
                             ------------------------

                               ASSETS
                               ------
                                                    June 30, 2003    December 31,
                                                     (Unaudited)        2002
                                                    -------------   -------------
CURRENT ASSETS
Cash                                                $       2,193   $      24,521
Accounts receivable, net                                  460,040         450,548
Inventory                                                  26,376          32,111
Investment                                                 22,077          21,994
Notes receivable and accrued interest,
  related parties - current portion                        52,987                                           27,796
Prepaid expenses and other current assets                  17,632          36,071
                                                    -------------   -------------
Total Current Assets                                      581,305         593,041
                                                    -------------   -------------

PROPERTY & EQUIPMENT - NET                                 23,986          27,472
                                                    -------------   -------------

OTHER ASSETS
Notes receivable and accrued interest,
  related parties - long term portion                     227,968                                          242,678
Deposits                                                    6,167           6,167
                                                    -------------   -------------
Total Other Assets                                        234,135         248,845
                                                    -------------   -------------
TOTAL ASSETS                                        $     839,426   $     869,358
------------                                        =============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  -------------------------------------------------

CURRENT LIABILITIES
Notes payable and accrued interest - current        $         451   $     105,512
Accounts payable and accrued expenses                     688,388         778,714
Sales tax payable - current                                  -             75,476
Due to director                                              -              1,177
                                                    -------------   -------------
Total Current Liabilities                                 688,839         960,879
                                                    -------------   -------------

LONG TERM LIABILITIES
Deferred vendor payable                                      -             92,969
Sales tax payable - long term portion                        -             62,728
                                                    -------------   -------------
Total Long Term Liabilities                                  -            155,697
                                                    -------------   -------------

TOTAL LIABILITIES                                         688,839       1,116,576
                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES                                -               -

STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A Preferred stock, $.001 par value,
  600,000 shares authorized, 500,410 and 0
  shares issued and outstanding, respectively
  (liquidation preference of $500,410
  at June 30, 2003)                                           500             -
Common stock, $ .001 par value, 50,000,000
  shares authorized, 2,533,936 shares issued
  and outstanding                                           2,534           2,534
Additional paid in capital                              5,094,884       4,594,970
Accumulated deficit                                    (4,947,331)     (4,844,722)
                                                    -------------   -------------
Total Stockholders' Equity (Deficiency)                   150,587        (247,218)
                                                    -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                 $     839,426   $     869,358
-----------------------------------                 =============   =============



                See accompanying notes to financial statements

                           PRINT DATA CORPORATION

                    CONDENSED STATEMENTS OF OPERATIONS
                    ----------------------------------
                             (UNAUDITED)

                                For the Three   For the Three   For the Six     For the Six
                                Months Ended    Months Ended    Months Ended    Months Ended
                                June 30, 2003   June 30, 2002   June 30, 2003   June 20, 2002
                                -------------   -------------   -------------   -------------
REVENUE                         $   1,145,576   $   1,121,213   $   2,302,315   $   2,103,978

COST OF GOODS                         702,520         667,749       1,409,010       1,222,738
                                -------------   -------------   -------------   -------------
GROSS PROFIT                     443,056              453,464         893,305         881,240
                                -------------   -------------   -------------   -------------

OPERATING EXPENSES
Salaries and payroll taxes             68,414          53,170         144,719         125,942
Commissions                           243,602         202,597         497,191         471,247
Professional fees                      35,921          34,733          99,785          60,460
Other selling, general and
  administrative                       90,963          85,448         193,088         176,267
Insurance                              26,349          26,918          63,373          55,891
Depreciation and amortization           2,062           3,530           4,125           7,143
                                -------------   -------------   -------------   -------------
Total Operating Expenses              467,311         406,396       1,002,281         896,950
                                -------------   -------------   -------------   -------------

INCOME/(LOSS) FROM OPERATIONS         (24,255)         47,068        (108,976)        (15,710)
                                -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
Interest income                         5,240          10,476          10,481          20,954
Other income                           12,311            -             12,877            -
Interest expense                      (10,504)        (16,702)        (16,991)        (35,235)
                                -------------   -------------   -------------   -------------
Total Other Income (Expense)            7,047          (6,226)          6,367         (14,281)
                                -------------   -------------   -------------   -------------

NET (LOSS) INCOME               $     (17,208)  $      40,842   $    (102,609)  $     (29,991)
                                =============   =============   =============   =============

Net (loss) income per share
  of common stock:
Basic                           $        (.01)  $         .06   $        (.04)  $        (.04)
                                =============   =============   =============   =============
Diluted                         $        (.01)  $         .06   $        (.04)  $        (.04)
                                =============   =============   =============   =============

Weighted average number of
  common shares outstanding
  during the period:
Basic                               2,533,936         711,708       2,533,936         711,708
                                =============   =============   =============   =============
Diluted                             2,533,936         737,494       2,533,936         711,708
                                =============   =============   =============   =============



                See accompanying notes to financial statements

                           PRINT DATA CORPORATION

                    CONDENSED STATEMENTS OF CASH FLOWS
                    ----------------------------------
                             (UNAUDITED)

                                                    For the Six     For the Six
                                                    Months Ended    Months Ended
                                                    June 30, 2003   June 30, 2002
                                                    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $    (102,609)  $     (29,991)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                           4,125           7,143
    Bad debt                                                  326            -
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                    (9,818)         91,554
    Inventory                                               5,735           1,670
    Accrued interest receivable                           (10,481)           -
    Prepaid expense and other current assets               18,439           4,026
  Increase (decrease) in:
    Accounts payable and accrued expenses                 (28,875)        (30,407)
                                                    -------------   -------------
    Net Cash (Used In) Provided By
    Operating Activities                                 (123,158)         43,995
                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (639)         (2,400)
Purchase of investment                                        (83)           -
Proceeds from note receivable                                -             23,066
                                                    -------------   -------------
    Net Cash (Used In) Provided By
    Investing Activities                                     (722)         20,666
                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                50,000            -
Payments on notes payable                                  (5,148)        (21,152)
Payments on capital leases payable                           -               (329)
Proceeds from director loans                              125,000            -
Payments on due to director                               (28,581)        (23,995)
Payments on sales tax liability                           (39,719)         (9,757)
                                                    -------------   -------------
    Net Cash Provided By (Used In)
    Financing Activities                                  101,552         (55,233)
                                                    -------------   -------------

NET (DECREASE) INCREASE IN CASH                           (22,328)          9,428

CASH AT BEGINNING OF PERIOD                                24,521           4,468
                                                    -------------   -------------
CASH AT END OF PERIOD                               $       2,193   $      13,896
---------------------                               =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

Cash paid for interest                              $      16,991   $      35,235
                                                    =============   =============


The Company extinguished directors' loans, bank lines of credit, sales tax note payable, and business credit card accounts aggregating $500,410 with the issuance of preferred stock that resulted in no gain or loss on extinguishment.



                See accompanying notes to financial statements

                         PRINT DATA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2003
                          -------------------
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

   (B) Interim Condensed Financial Statements
   ------------------------------------------

   The condensed financials statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of

                         PRINT DATA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2003
                          -------------------
                              (UNAUDITED)


   the results to be expected for the full year. The condensed balance sheet information as of December 31, 2002 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

   (C) Use of Estimates
   --------------------

   The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   (D) Net Income (Loss) Per Common Share
   --------------------------------------

   SFAS   128   "Earnings  Per  Share"  ("EPS")  simplifies   the
   methodology of computing earnings (loss) per share and requires the presentation of basic and diluted earnings per share. Basic EPS is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for the three and six months ended June 30, 2002 have been restated for the reverse stock splits that occurred in 2002 (see Note 7). Diluted EPS for the three months ended June 30, 2002 reflects the potential dilution that would occur from common shares issuable through the conversion of preferred stock to common stock. Diluted EPS information for the three and six months ended June 30, 2003 and six months ended June 30, 2002 has not been presented because its effect would be anti-dilutive.

   (E) Going Concern
   -----------------

   The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in thee normal course of business. For the six months ended June 30, 2003 the Company has a net loss of $102,609, a cash flow deficiency from operations of $123,158 and a working capital deficiency of $107,534. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. The ability of the
   Company to continue as a going concern is dependent on the Company's ability to raise additional capital and expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         PRINT DATA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2003
                          -------------------
                              (UNAUDITED)

NOTE 2  COMMITMENTS AND CONTINGENCIES
------  -----------------------------

   (A) Personal Assumption of Company Debt
   ---------------------------------------

   Pursuant to various Debt Conversion Agreements two individuals who are related parties and guarantors of certain Company debt contracted with the Company (not the creditors) to assume the debt they personally had guaranteed, which means they agreed to step into the place of the Company and become primarily liable for the debt to these creditors. In exchange for assuming this debt, these related party individuals received 402,814 shares of Series A Preferred Stock valued at $402,814 (See Note 7). The Company has become the guarantor on this debt as a result of these debt conversion agreements.

NOTE 3  RELATED PARTY LOANS
------  -------------------

   In February 2003, a director loaned the Company $75,000. The loan was to be repaid over 52 weeks with interest computed at 19% on the outstanding principal balance. The balance due on this loan was $47,596 and $2,740 of interest was paid and charged to interest expense during the period ended June 30, 2003.

   In  April  and  May  of 2003, a director  loaned  the  Company
   $30,000  and  $20,000.   The balance  due  on  this  loan  was
   $50,000 and there was no interest paid or charged.

   In June 2003, the $47,596 and $50,000 loan balances were paid by issuance of 97,596 shares of Series A Preferred Stock valued at $97,596 (See Note 7).

NOTE 4  NOTES PAYABLE AND ACCRUED INTEREST
------  ----------------------------------

   In June 2003, the President of the Company and guarantor of the Company's two bank line of credit obligations, assumed these debts in the amounts of $49,475 and $100,438 in exchange for 149,913 shares of Series A Preferred Stock valued at $149,913 (See Notes 2(A) and 7).

NOTE 5  SALES TAX PAYABLE
------  -----------------

   The Company entered into an installment payment agreement with the New York State Department of Taxation and Finance relating to delinquent sales taxes, penalties and interest. Based upon the terms of the settlement agreement, the Company's computed annual nominal interest rate was 10.3% with monthly installments payable through January 14, 2005.

   The balance of sales tax payable at June 30, 2003 was $98,485. The administrative assistant to the President of the Company and guarantor on this agreement agreed to assume this

                         PRINT DATA CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2003
                          -------------------
                              (UNAUDITED)


   obligation  in  exchange  for  98,485  shares  of   Series   A
   Preferred Stock valued at $98,485 (See Notes 2(A) and 7).

NOTE 6  OTHER DEBT FOR EQUITY CONVERSIONS
------  ---------------------------------

   In June 2003, the President of the Company and guarantor on various business credit card debt totaling $154,416 assumed these obligations in exchange for 154,416 shares of Series A Preferred Stock valued at $154,416 (see Note 2(A) and 7).

NOTE 7  STOCKHOLDERS' EQUITY (DEFICIENCY)
------  ---------------------------------

   In September 2002, the Board of Directors of the Company voted to effectuate a 500:1 reverse stock split of the
   Company's then issued and outstanding shares of preferred stock and a 20:1 reverse stock split of the Company's then issued and outstanding shares of common stock. The reverse stock splits became effective on October 11, 2002 and simultaneously all of the preferred stockholders converted their preferred shares into common stock. All shares and per share amounts were restated to reflect these transactions.

   In June 2003, the Board of Directors of the Company authorized the creation of a new class of preferred stock out of the corporations' 20,000,000 authorized shares of preferred stock. 600,000 shares of the preferred stock were designated as Series A Preferred Stock ("Preferred Stock"). Each share of Preferred Stock shall have a stated par value $0.001 per share, and the right to receive a non-cumulative monthly fixed dividend equal to $0.01 per share. The shares of Preferred Stock shall have identical voting rights and powers as the Company's common stock, and the right to vote on all matters relating to matters concerning the Preferred Stock. Additionally, the Preferred Stock shall have a liquidation preference of $1.00 per share, which shall be senior to the Company's common stock. This series of Preferred Stock have no redemption or conversion rights.

   In June 2003, pursuant to various Debt Conversion Agreements, the Company issued 500,410 shares of Series A Preferred Stock valued at $500,410. The Preferred Stock was issued to individuals who assumed the Company's debt for $97,596 of directors' loans, $149,913 of bank lines of credit, a $98,485 obligation for sales tax payable, and $154,416 of business credit card accounts (See Notes 3, 4, 5 and 6).

NOTE 8  MAJOR CUSTOMERS
------  ---------------

   During the six months ended June 30, 2003, 38% of the Company's total revenues were derived from sales to two customers, Customer A with 20% and Customer B with 18%. During the six months ended June 30, 2002, 33% of the Company's total revenues were derived from sales to two customers, Customer A with 11% and Customer B with 22%.

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

                  Accounting for Reorganization

In  view  of  Historic Print Data's reorganization  with  Odyssey
Capital Group, Ltd., a Nevada shell corporation, via a "reverse merger," the Company's financial statements have been treated as a reorganization for presentation purposes.

                      Results of Operations

Six months ended June 30, 2003 compared with six months ended
June 30, 2002
-------------------------------------------------------------

Net sales increased to $2,302,315 during the six months ended June 30, 2003 from $2,103,978 during the six months ended June 30, 2002, an increase of $198,337 or 9.4%. The increase in sales is a result of one of Print Data's existing customers increasing their purchases as well as the addition of two new customers. We expect to continue to increase our sales during the remainder of 2003, and we expect growth to continue for the foreseeable future as a result of improved economic conditions as well as our continued focus on improving operations and sales.

Gross profit, expressed as a percentage of net sales was 38.80% during the six months ended June 30, 2003, as compared to 41.88% during the six months ended June 30, 2002, a decrease of 9.26%. The decrease was attributable primarily to the lack of competitive pricing among Print Data's vendors. During 2002, Print Data's vendors offered cheaper pricing for their services; however, because market conditions strengthened, they subsequently increased their prices during the first quarter of 2003.

Operating expenses, expressed as a percentage of net sales, were 43.53% during the six months ended June 30, 2003 compared to 42.63% during the six months ended June 30, 2002, an increase of 2.11%. The increase was attributable primarily to an increase in professional fees related to the pursuit of acquisition targets.

Operating loss, expressed, as a percentage of net sales, was 4.73% during the six months ended June 30, 2003, as compared to 0.74% during the six months ended June 30, 2002.

Interest expense decreased to $16,991 during the six months ended June 30, 2003 from $35,235 during the six months ended June 30, 2002. The decrease was primarily attributable to the reduction of revolving debt balances and the reduction of interest charges on revolving debt.

Net loss increased to $102,609 during the six months ended June 30, 2003 from $29,991 during the six months ended June 30, 2002. The increase was primarily attributable to the additional expenses related to being a publicly traded reporting company, as well as the additional expenses related to professional fees.

                 Liquidity and Capital Resources

We currently rely upon cash flow from operations and bank lines of credit, as well as other credit facilities, to fund working capital and capital expenditures. We expect to meet our cash requirements during the next 12 months.

Net Cash provided for operating andby financing activities during the six months ended June 30, 2003 was $101,552, which included $125,000, which derived from a loan from a director and $50,000 derived from a note payable. Significant cash used in financing activities during the six months ended June 30, 2003 included $39,719 paid to the New York State Tax Authority and $28,581 paid on a director's note payable.

During the six months ended June 30, 2003, our total capital expenditures were $638, which was for the purchase of office equipment for our Delaware office.

As of June 30, 2003, we have two revolving credit facilities aggregating $150,000, which are fully drawn upon. On June 30, 2003 our president and director Jeffrey I. Green personally assumed and agreed to pay and discharge the two revolving credit facilities' debt in exchange for Series A Preferred Stock of the Company, however, our access to such credit facilities still remains contingent upon Mr. Green paying down such debt. Funds generated from operations and the revolving credit facilities may or may not be sufficient to fund our current operations for the next 12 months, and additional debt and/or equity capital financing may not be available. We do not foresee any material capital expenditures during the next twelve months. As of June 30, 2003, we had $2,193 in cash and $460,040 in accounts receivables that could be used in connection with funding our operations. As of June 30, 2003, approximately 90.2% of our operating needs are funded from accounts receivables. Consistently over the past few years, our accounts receivable turnover rate has averaged approximately 44 days. This rapid turnover rate results from our payment terms with customers as well as our customer base itself, which is mostly comprised of large U.S. corporations that have a history of timely bill payment.

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

As we generally obtain most of our funding from operations, a decrease in revenue could negatively impact our short and long-term liquidity. Various economic conditions, the loss of customers and the loss of a salesperson could result in decreased sales of our products. A decrease in sales in paper products and paper related services could have a material impact on our revenue and net income and would affect our long and short-term liquidity.

Our material funding requirements include lease payments for our office facilities for the year commencing on January 1, 2002 of approximately $74,868 in 2003 and $76,965 in 2004.

On June 30, 2003, (i) Phyllis Green, a director, agreed to cancel $97,596 in loans the Company owed to her in exchange for 97,596 shares of Series A Preferred Stock of the Company; (ii) Joel Green agreed to personally assume, pay and discharge the Company's $98,485 indebtedness to the New York State Tax Authority in exchange for 98,485 shares of Series A Preferred Stock of the Company; and (iii) Jeffrey I. Green, our president and director, agreed to personally assume, pay and discharge $304,329 of the Company's indebtedness relating to the two revolving credit facilities and other Company debt in exchange for 304,329 shares of Series A Preferred Stock of the Company.

The Company is in the process of evaluating various types of funding for its working capital needs and potential future acquisitions. We anticipate significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources, which may not be available. In the event the Company elects to raise additional capital, it expects to do so through the private placement of restricted equity or debt securities rather than through a public offering.
                 Significant Accounting Policies

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

Item 3.     Controls and Procedures.

       As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including our president and treasurer, Jeffrey I. Green, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including our president and treasurer, Jeffrey I. Green, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.


                             PART II

                        OTHER INFORMATION
                        -----------------

Item 1.  Legal Proceedings

     A.   In July 2003, we entered into a Settlement Agreement And
          Mutual Release with Stephan Herold in connection with the Stephan Herold v. Print Data Corp., and FCTC Transfer Services, L.P. legal proceeding (the "Law Suit"), which provided that (i) the Law Suit shall be dismissed with prejudice, with the parties to bear their own attorneys fees and costs, (ii) neither of the parties shall recover any payment of money whether by damages, attorneys' fees or costs from the other arising out of the Law Suit; (iii) Stephan Herold release the Company from any and all claims he may have had against the Company and agree not to sue based upon any matter released therein; and (iv) the Company release Stephan Herold from any and all claims it may have had against Stephan Herold and agree not to sue based upon any matter released therein.

     B. As of the date of this Report on Form 10-QSB, we are a party to the following material legal proceeding, the status of which has not materially changed since we filed our Report on Form10-KSB for the year ending December 31, 2002: Print Data Corp. v. Morse Financial, Inc., James A. Morse and George A. Todt.

     C. We are not aware of any other litigation or threatened litigation of a material nature.

Item 2.  Change in Securities

     A. Pursuant to its authority as described in the Company's Certificate of Incorporation, the Board of Directors of the Company created out of the class of 20,000,000 shares of Preferred Stock of the Company, $0.001 par value per share, a series of Preferred Stock with the following designations, powers, preferences and rights:

     1. Number of Shares and Designations. 600,000 shares of the Preferred Stock, $0.001 par value, of the Company were designated as Series A Preferred Stock (the "Series A Preferred Stock").

     2. Dividend Provisions. The holders of shares of Series A Preferred Stock are entitled to receive a monthly, fixed, non-cumulative dividend equal to $0.01 per share, which have a payment preference over the Company's common, $0.001 par value per share (the "Common Stock").
     3. Rank. The Series A Preferred Stock is ranked prior to all of the Common Stock in the case of the distribution of assets upon liquidation, dissolution or winding up of the Company.
     4. Liquidation Preference. The holders of shares of Series A Preferred Stock are entitled to a cash liquidation preference over the Common Stock of $1.00 per share upon any liquidation, dissolution or winding up of the Company.
     5.   Redemption. The Series A Preferred Stock is not redeemable.
     6.   Conversion. The Series A Preferred Stock is not convertible.
     7.   Voting Rights. The holders of Series A Preferred Stock have
          (i) the same voting rights as the Common Stock on all matters as to which holders of Common Stock are entitled to vote; and (ii) Voting rights on all matters to be voted on affecting any aspect of the Preferred Stock.
     8. Sinking Fund. There is no sinking fund with respect to the Series A Preferred Stock.


     B. During the period covered by this report, the Company issued shares of Series A Preferred Stock as follows:

          On June 30, 2003, our Company issued to (i) Phyllis Green, a director, 97,596 shares of Series A Preferred Stock in exchange for her agreement to cancel $97,596 in loans the Company owed to her; (ii) Joel Green 98,485 shares of Series A Preferred Stock in exchange for his agreement to personally assume, pay and discharge the Company's $98,485 indebtedness to the New York State Tax Authority; and (iii) Jeffrey I. Green, our president and director, 304,329 shares of Series A Preferred Stock in exchange for his agreement to personally assume, pay and discharge $304,329 of the Company's indebtedness relating to the Company's two revolving credit facilities and other Company debt. The Company relied on Section 4(2) of the Securities Act. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      On July 17, 2003 the Company held its annual stockholder's meeting to consider and vote on the following matters:

     1. To re-elect three (3) directors to the Board of Directors of the Company. These persons are the only persons who serve as directors of the Company.

     Name                     For           Against    Abstentions    Unvoted
     ----                     ---           -------    -----------    -------
     Jeffrey I. Green         2,444,782       863          -0-          -0-
     Phyllis Green            2,444,782       863          -0-          -0-
     Matthew T. Henninger     2,444,782       863          -0-          -0-

     2.   To approve the Company's 2003 Employee Stock Plan.

                              For           Against    Abstentions    Unvoted
                              ---           -------    -----------    -------
                              2,208,556      1,901          86        235,102

     3. To ratify the appointment by the Board of Directors of Weinberg and Co., P.A. as the Company's independent auditors for the fiscal year ending December 31, 2003.

                              For           Against    Abstentions    Unvoted
                              ---           -------    -----------    -------
                              2,445,485       150           10          -0-

The  requisite  majority  of the stockholders  of  the  Company's
Common Stock approved all of the matters described above.

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.    Description of Exhibit
-----------    ----------------------

(2)            Charter and Bylaws.

     2.1       Certificate of Incorporation.   *

(4)
     4.1 Certificate Of The Designations, Preferences, Rights And Limitations Of The Series A Preferred Stock

(10)
     10.1      2003 Employee Stock Plan

(31)
     31.1 Certification of the President and Treasurer of Print Data Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)
     32.1 Certification of the President and Treasurer of Print Data Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated  by reference to Company's  Form  10-SB  filed
   December 30, 2002.

(b) Reports on Form 8-K

     Not Applicable

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINT DATA CORP.
Registrant

By: /s/Jeffrey I. Green
   ------------------------------
   Jeffrey I. Green, President

Dated: August 8, 2003

By: /s/Jeffrey I. Green
   ------------------------------
   Jeffrey I. Green, President


Dated August 8, 2003