Form 10-Q
period 2003-09-30
PRINT DATA CORP
filed 2003-11-28
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

--------------------------------------------------------------------------------

                        Commission File Number: 000-50140


                                PRINT DATA CORP.
                 (Name of small business issuer in its charter)


                   DELAWARE                                      16-1642709
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)


                              B24-B27,1/F., BLOCK B
                 PROFICIENT INDUSTRIAL CENTRE, 6 WANG KWUN ROAD
                               KOWLOON, HONG KONG
                    (Address of principal executive offices)


                                 (852) 2799-1996
                        (Registrant's telephone number)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares of common stock, par value $.001 per share, of the Registrant as of November 3, 2003 was 27,829,936 shares.

Transitional small business disclosure format (check one) Yes [ ] No [X]

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed  Consolidated Balance Sheets as of
         September 30, 2003 (unaudited) and December 31, 2002                1-2

         Condensed Consolidated Statements of Operations for
         the three and nine months Ended September 30, 2003
         and September 30, 2002 (unaudited)                                    3

         Condensed Consolidated Statements of Stockholders' Equity
         for the year ended December 31, 2002 and nine months ended
         September 30, 2003                                                    4

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2003 and
         September 30, 2002 (unaudited)                                      5-6

         Notes to Condensed Consolidated Financial Statements (unaudited)   7-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    18

ITEM 4.  CONTROLS AND PROCEDURES                                              19

PART II  OTHER INFORMATION                                                 19-21

         Item 1 Legal Proceedings
         Item 2 Change in Securities
         Item 4 Submission of Matters to a Vote of Securities Holders
         Item 5 Other Information
         Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                    22

EXHIBITS                                                                   23-26

ITEM 1. FINANCIAL STATEMENTS.

                                PRINT DATA CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                        AS OF
                                                    SEPTEMBER 30,      AS OF
                                                         2003       DECEMBER 31,
                                                     (UNAUDITED)        2002
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $   118,164    $   178,937
  Accounts receivable, including amounts
    from related parties of $7,712,271 and
    $5,243,626, respectively                           8,754,355      6,327,742
  Inventories                                          1,303,953        402,089
  Due from related party                                      --        483,745
  Other current assets                                   360,679        361,100
                                                     -----------    -----------

        Total current assets                          10,537,151      7,753,613

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                           53,065         45,301
                                                     -----------    -----------

                                                     $10,590,216    $ 7,798,914
                                                     ===========    ===========


                  The accompanying notes are an integral part
              of these condensed consolidated financial statements

                                PRINT DATA CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               4,956,414       3,974,794
  Lines of Credit                                     2,264,632       1,992,574
  Current portion of long term debt                     710,000         710,000
  Income tax payable                                    204,731          18,332
  Due to related party                                1,389,525              --
  Other current liabilities                              59,479          26,693
                                                    -----------     -----------

      Total current liabilities                       9,584,781       6,722,393

Long term debt net of current portion                   548,173       1,071,597
                                                    -----------     -----------

      Total liabilities                              10,132,954       7,793,990
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 50,000,000
    shares authorized; 27,829,936 shares and
    22,380,000 shares, respectively, issued
    and oustanding for 2003 and 2002                     27,830          22,380
  Additional paid-in capital                          3,110,405         362,235
  Accumulated deficit                                (2,680,973)       (379,691)
                                                    -----------     -----------

      Total stockholders' equity                        457,262           4,924
                                                    -----------     -----------

                                                    $10,590,216     $ 7,798,914
                                                    ===========     ===========


                  The accompanying notes are an integral part
              of these condensed consolidated financial statements

                                PRINT DATA CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    2003             2002             2003             2002
                                                ------------     ------------     ------------     ------------
NET SALES
  Related parties                               $  5,973,462     $  3,524,980     $ 11,223,988     $  7,007,778
  Others                                          14,327,071       18,621,699       41,236,555       61,775,995
                                                ------------     ------------     ------------     ------------

  Total net sales                                 20,300,533       22,146,679       52,460,543       68,783,773

COST OF SALES                                     18,550,042       21,107,810       49,039,746       65,419,355
                                                ------------     ------------     ------------     ------------

GROSS PROFIT                                       1,750,491        1,038,869        3,420,797        3,364,418

OPERATING EXPENSES:
  Sales and marketing                                 17,862          122,575          279,189          352,404
  General and administrative                         981,204          723,884        1,724,468        1,958,043
  Merger cost                                      2,753,620               --        2,753,620               --
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                     (2,002,195)         192,410       (1,336,480)       1,053,971
                                                ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Loss on disposal of property and equipment         (18,413)              --          (18,413)              --
  Interest expense                                   (40,648)        (105,131)        (228,837)        (302,525)
                                                ------------     ------------     ------------     ------------

        Total other income (expense)                 (59,061)        (105,131)        (247,250)        (302,525)
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                 (2,061,256)          87,279       (1,583,730)         751,446

INCOME TAXES                                         128,327           13,965          204,731          120,231
                                                ------------     ------------     ------------     ------------

NET INCOME (LOSS)                               $ (2,189,583)    $     73,314     $ (1,788,461)    $    631,215
                                                ============     ============     ============     ============

EARNINGS (LOSS) PER SHARE
- BASIC AND DILUTED                             $      (0.10)    $       0.00     $      (0.08)    $       0.03
                                                ============     ============     ============     ============

NUMBER OF WEIGHTED AVERAGE SHARES
- BASIC AND DILUTED                               22,380,000       22,380,000       22,380,000       22,380,000
                                                ============     ============     ============     ============


                  The accompanying notes are an integral part
              of these condensed consolidated finanial statements.

                                PRINT DATA CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Common stock
                                                                                 Additional                           Total
                                                                                   paid-in       Accumulated      stockholders'
                                                    Shares         Amount          capital          deficit           equity
                                                ------------    ------------    ------------     ------------     ------------
Balance at January 1, 2002                        22,380,000    $     22,380    $    362,235     $ (1,161,402)    $   (776,787)

Net income                                                --              --              --          781,711          781,711
                                                ------------    ------------    ------------     ------------     ------------

Balance at December 31, 2002                      22,380,000          22,380         362,235         (379,691)           4,924

Reverse acquisition between
  Print Data Corp. and Atlantic
  Components Limited (unaudited)                   2,829,936           2,830          (2,830)              --               --

Issuance of common stock to consultants
  related to reverse-acquisition (unaudited)       2,620,000           2,620       2,751,000               --        2,753,620

Dividend declared (unaudited)                             --              --              --         (512,821)        (512,821)

Net loss (9 months) (unaudited)                           --              --              --       (1,788,461)      (1,788,461)
                                                ------------    ------------    ------------     ------------     ------------

Balance at September 30, 2003 (unaudited)         27,829,936    $     27,830    $  3,110,405     $ (2,680,973)    $    457,262
                                                ============    ============    ============     ============     ============

                  The accompanying notes are an integral part
              of these condensed consolidated financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    NINE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2003            2002
                                                    -----------     -----------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net (loss) income                                 $(1,788,461)    $   631,215
                                                    -----------     -----------
  ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES:
      Depreciation and amortization                      14,329          17,678
      Loss on disposal of property and equipment         18,413              --
      Issuance of common stock to consultants
        related to reverse-acquisition                2,753,620              --
      Compensation to related party                     624,462         624,462
  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS
      Accounts receivable                            (2,426,613)     (1,816,559)
      Inventories                                      (901,864)       (963,298)
      Other current assets                                  421        (106,558)

    INCREASE (DECREASE) IN LIABILITIES
      Accounts payable and accrued expenses             981,620       2,555,550
      Other current liabilities                          32,786          (7,824)
      Income tax payable                                186,399              --
                                                    -----------     -----------
        Total adjustments                             1,283,573         303,451
                                                    -----------     -----------

        Net cash (used for) provided by
          operating activities                         (504,888)        934,666
                                                    -----------     -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchases of property and equipment                   (40,506)         (9,466)
  Repayments (advances) of loan receivable
    from related party                                       --         (98,536)
                                                    -----------     -----------

        Net cash used for investing activities          (40,506)       (108,002)
                                                    -----------     -----------

CASH FLOWS PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES:
  Proceeds (repayments) on lines of credit              272,058        (104,513)
  Advances from related party, net                      735,987              --
  Repayments from long term debt                       (523,424)       (471,315)
                                                    -----------     -----------

        Net cash provided by (used for)
          financing activities                          484,621        (575,828)
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                         (60,773)        250,836
CASH, beginning of period                               178,937          54,537
                                                    -----------     -----------

CASH, end of period                                 $   118,164     $   305,373
                                                    ===========     ===========


                  The accompanying notes are an integral part
              of these condensed consolidated financial statements

                                                     NINE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2003           2002
                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                   $    228,837    $    302,525
                                                    ============    ============

    Income tax paid                                 $         --    $         --
                                                    ============    ============

NON CASH ACTIVITIES:

    Dividend declared to stockholder/related to
    increase due to related party                   $    512,821    $         --
                                                    ============    ============


                  The accompanying notes are an integral part
              of these condensed consolidated financial statements

                                PRINT DATA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Print Data Corp. and its wholly-owned subsidiary Atlantic Components Limited (collectively, "Print Data" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2002 and 2001 to be filed in the Form 8-K/A amending Form 8-K filed by the Company on October 16, 2003 relating to the Company's transaction with Atlantic Components Limited described in the next paragraph. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of Print Data Corp. as of September 30, 2003 and December 31, 2002, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and the cash flows for the nine month-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

NATURE OF BUSINESS OPERATIONS

Print Data Corp. was incorporated under the laws of Delaware on August 4, 1984. Prior to its acquisition of Atlantic Components Limited, a Hong Kong corporation ("Atlantic"), the Company served as a distributor of information supplies including preprinted business forms, data management supplies, and various other paper products and supplies, used in a computer and office environment. See Note 2 (Business Combination) for a description of the transaction among Print Data, Atlantic and Mr. Chung-Lun Yang.

On October 1, 2003, subsequent to its acquisition of Atlantic, the Company ceased its core operations as a distributor of information supplies and shifted its focus to the operations of Atlantic which is a non-exclusive distributor of memory products in the Asia market.

Atlantic was incorporated in Hong Kong on May 30, 1991 with limited liability. The principal activities of the Company are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

CURRENCY REPORTING

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of Atlantic, the Company's wholly-owned subsidiary, which accounted for most of the Company's operations, is reported in Hong Kong dollars ("HKD"). Foreign currency transactions (outside Hong Kong) during the period are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates.

For the purpose of preparing these consolidated financial statements, the financial statements of Atlantic reported in HKD have been translated into United States Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the two countries.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has implemented the provision of SFAS No. 145 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company has implemented the provision of SFAS No. 146 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."

Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria was based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.


2.   BUSINESS COMBINATION

On September 8, Print Data entered into a Share Exchange and Reorganization Agreement with Atlantic and Mr. Chung-Lun Yang ("Mr. Yang), the then sole beneficial stockholder of Atlantic. Under the terms of the agreement, Print Data issued 22,380,000 of its shares to Mr. Chung-Lun Yang and 2,620,000 of its shares to certain financial advisors to Atlantic in exchange for 100% of the issued and outstanding shares of Atlantic's capital stock. The Company recorded an expense of $2,753,620 related to the issuance of 2,620,000 shares of its common stock to these advisors, which was classified as merger cost in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2003.

The share exchange agreement closed and became effective on September 30, 2003. Upon the completion of this transaction, Atlantic became the wholly-owned subsidiary of Print Data, and became the owner of approximately 80% of Print Data's issued and outstanding shares of common stock. In addition, Print Data's directors and officers resigned and were replaced by directors and officers of Atlantic. For accounting purposes, the acquisition was accounted for as a reverse-acquisition, whereby Atlantic was deemed to have acquired Print Data. Because the acquisition was accounted for as a purchase of Print Data, the historical financial statements of Atlantic became the historical financial statements of Print Data after this transaction. The accompanying condensed consolidated financial statements as September 30, 2003 include the operating results of Atlantic up to September 30, 2003, the closing date of the acquisition. In accounting for this transaction:

  o Atlantic is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to the acquisition, its net assets will be included in the balance sheet at their historical book values and the results of operations of Atlantic will be presented for the comparative prior periods.

  o Control of the net assets and operations of Print Data was acquired effective September 30, 2003. The Company will account for this transaction as a purchase of the assets and liabilities of Print Data. The historical cost of the net assets assumed was $0.


In connection with this transaction, Print Data entered into a Conveyance Agreement on September 30, 2003 with New Print Data Corp. ("NewCo"). Under the terms of this agreement, effective September 30, 2003, Print Data conveyed its historic operations of providing supplies used in a computer or office environment to NewCo, by assigning all of the assets and liabilities related to such operations to NewCo which accepted the assignment and assumed all such liabilities in exchange for 999,999 shares of common stock of NewCo.

On October 1, 2003, Print Data entered into a Securities Purchase Agreement with the holders of the Company's Series A Preferred Stock. Under the terms of this agreement, the Company sold its 1,000,000 shares of NewCo common stock in exchange for the cancellation of the issued and outstanding 500,400 shares of Print Data's Series A Preferred Stock (representing 100% of the Company's issued and outstanding preferred stock previously held by three preferred stockholders). This transaction was reflected in the accompanying condensed consolidated balance sheet as of September 30, 2003 as if the transaction took place on September 30, 2003.


3.   EARNINGS (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. For the three months and nine months ended September 30, 2003 and 2002, the Company did not have any stock equivalents outstanding; therefore, the basic earnings (loss) per share was the same as the diluted earnings (loss) per share. For the three months and nine months ended September 30, 2003 and 2002, Atlantic was not a publicly-traded entity. Therefore, basic earnings (loss) per common share and diluted earnings (loss) per common share presented for the three months and nine months ended September 30, 2003 and 2002, are presented pro-forma only.


4.   RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of September 30, 2003, the Company had an outstanding payable to Mr. Yang, the President and Chairman of the Board of Directors of the Company, totaling $1,389,525. As of December 31, 2002, the Company had an outstanding receivable from Mr. Yang totaling $483,745. These advances bear no interest and are payable on demand.

For the nine months ended September 30, 2003 and 2002, the Company recorded $693,693 and $693,693, respectively, and paid $69,231 and $69,231, respectively, to Mr. Yang as compensation to him. The respective unpaid amounts offset the due
(from) to related party as of September 30, 2003 and December 31, 2002.

During the nine months ended September 30, 2003, the Company declared a dividend of $512,821 payable to the sole shareholder at the time, which increased outstanding balance of due to related party as of September 30, 2003.

During the nine months ended September 30, 2003 and 2002, the Company paid rent of $40,385 each period for Mr. Yang's personal residency as fringe benefits to him.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the nine months ended September 30, 2003 and 2002, the Company sold $11,128,158 and $6,403,525, respectively, to Classic Electronic Ltd. ("Classic"). During the three months ended September 30, 2003 and 2002, the Company sold $5,877,632 and $3,040,756, respectively, to Classic. Outstanding accounts receivable totaled $10,375,506 and $5,243,626, respectively, as of September 30, 2003 and December 31, 2002. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

During the nine months ended September 30, 2003 and 2002, the Company purchased $2,708,768 and $0, respectively, from Classic, which offset the outstanding accounts receivable from Classic. During the three months ended September 30, 2003 and 2002, the Company purchased $771,699 and $0, respectively, from Classic. As of September 30, 2003 and December 31, 2002, the Company had net outstanding accounts receivable from Classic totaling $7,666,738 and $5,243,626, respectively.

Effective September 30, 2003, Mr. Ben Wong, a director and shareholder of Classic, was elected as a director of Print Data.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the nine months ended September 30, 2003 and 2002, the Company sold $95,830 and $604,253, respectively, to ACL Technology Pte Ltd. ("ACLT"). During the three months ended September 30, 2003 and 2002, the Company sold $95,830 and $484,224, respectively, to ACLT. Outstanding accounts receivable totaled $45,533 and $0, respectively, as of September 30, 2003 and December 31, 2002. The Company has not experienced any bad debt from this customer in the past.

During the nine months ended September 30, 2003 and 2002, the Company purchased $52,948 and $0 respectively, from ACLT, which offset the outstanding accounts receivable from ACLT. During the three months ended September 30, 2003 and 2002, the Company purchased $50,298 and $0 respectively, from ACLT. As of

September 30, 2003 and December 31, 2002, the Company had net outstanding accounts receivable from ACLT totaling $45,533 and $0 respectively.

Mr. Yang and Mr. Ben Wong are directors and shareholders of ACLT. Effective September 30, 2003, Mr. Yang and Mr. Ben Wong were elected as directors of Print Data.


5.   BANK FACILITIES

Pursuant to a debenture deed dated April 20, 2001, Atlantic, a wholly-owned subsidiary of the Company, put its assets as collateral to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited and Overseas Trust Bank Limited for all current and future borrowings from the bank group by Atlantic. In addition to the above first priority security over all assets of the Company, the banking facilities granted are also secured by:

     1. a HKD53,550,000 (approximately US$6,865,385) personal guarantee given by Mr. Yang to the above bank group;

     2. a security interest in a residential property located in Hong Kong owned by an independent third party together with a joint and several guarantee given by Mr. Yang and an ex-director of the Company; and

     3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man insurance of Mr. Yang for $1,000,000 denoting Dah Sing Bank Limited as beneficiary.

As of September 30, 2003, the Company's general banking facilities were subject to interest rates of 0.5% to 1.0% above the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong Kong.


6.   ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung supplied approximately 86% and 89% of materials to the Company for the nine months ended September 30, 2003 and 2002 respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company's operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang. See notes 4 and 5 to the financial statements for details of the service arrangement between the Company and Mr. Yang and Mr. Yang's support of the Company's banking facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY AND COST OF FINANCIAL RESOURCES, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED IN THIS REPORT UNDER THE HEADING "RISK FACTORS." IN THE RECENT FILED FORM 8-K.

OVERVIEW

     CORPORATE BACKGROUND

The Company, through its wholly-owned subsidiary Atlantic, is engaged primarily in the business of distribution of memory products under the "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

     As of September 30, 2003, Atlantic had more than 90 active customers in Hong Kong and Southern China.

     For the nine months ended September 30, 2003, Atlantic's largest 5 customers accounted for 28.1% of Atlantic's sales. As of September 30, 2003, Atlantic had working capital of $952,370 and an accumulated deficit of $2,680,973 after declaration and payment of dividend of $512,821 to its then sole beneficial shareholder before the reverse acquisition by Print Data Corp. Atlantic generated sales of $52,460,543 for the nine months ended September 30, 2003 and recorded net loss of $1,788,461. In addition, during the nine months ended September 30, 2003, net cash used for operating activities amounted to $504,888.

Atlantic is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in the Company's financial statements are recurring in nature.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

     Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the management believe that its anticipated growth will have on the Company's sales and expenses in the future 12 months.

NET SALES

     Sales from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. At September 30, 2003, Atlantic had more than 90 active customers.

The quantities of memory products Atlantic sells will fluctuate with the changes in demand from its customers and the prices set by Samsung for Atlantic to charge its customers are expected to fluctuate as a result of the current economic situation and its impact on the market. In the aftermath of SARS and the US/Iraq War, Atlantic experienced increased demand for Samsung memory products among personal and corporate users in the Hong Kong and Southern China regions due to a recovery of their economies, in particular for the third quarter of 2003. The Company believes that increased market demand in Hong Kong and Southern China exceeds the planned production of most memory products manufacturers in the world and has resulted in upward pressure in average pricing of the memory products offered by Atlantic in these regions. Atlantic expects this upward trend in average pricing of the available memory products in these regions to continue over the next 12 months. Due to insufficient allocation of memory products from Atlantic's principal supplier of Samsung memory products, Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a wholly-owned subsidiary of Samsung, during the three months ended September 30, 2003, Atlantic had to source certain Samsung memory products from other Samsung memory products distributors rather than directly from Samsung HK. Fortunately for the Company, Samsung memory products were available at competitive prices due to memory product surpluses in other parts of the world. Such availability enabled Atlantic to maintain approximately the same level of gross profit when compared to that of the previous period, despite the regional shortage of Samsung memory products available directly from Samsung HK.

COST OF SALES

     Cost of sales consists of costs of goods purchased from Atlantic's principal supplier, Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect Atlantic's gross margin, including, but not limited to, the volume of production orders placed on behalf of Atlantic's customers, the competitiveness of the memory products industry and the
availability  of  cheaper   Samsung  memory   products  from  overseas   Samsung
distributors due to regional demand and supply situations. Nevertheless, Atlantic's procurement operations are supported by Samsung HK, although there is no written long-term supply agreement in place between Atlantic and Samsung HK.

OPERATING EXPENSES

     The Company's  operating  expenses for the nine months ended  September 30,
2003  and  2002  were   comprised  of  sales  and   marketing  and  general  and
administrative expenses only.

     Sales and marketing expenses consisted primarily of external commissions and internal commissions paid to internal sales personnel and costs associated with advertising and marketing activities.

     General and administrative expenses include all corporate and administrative functions that serve to support the Company's current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to increase as a result of increased legal and accounting fees anticipated in connection with the Company's compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

     Merger cost includes the fair value of shares of the Company's common stock issued to certain consultants and advisors related to the acquisition of Atlantic. The fair value was determined based on the quoted market price per share of the Company on the grant date.

     Loss on disposal of property and equipment is related to disposal of the Company's operating equipment during the normal course of business.

     Interest  expense,   including   finance  charges,   relates  primarily  to
Atlantic's short-term and long-term bank borrowings, which the Company intends to reduce.

RESULTS OF OPERATIONS

     The following table sets forth unaudited statements of operations data for the nine months ended September 30, 2003 and 2002 and together with the unaudited statements of operations data for the years ended December 31, 2002 and December 31, 2001 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                   For the Nine Months Ended          For the Years Ended
                                         September 30,                    December 31,
                                  ---------------------------     ---------------------------
                                       (US$) (Unaudited)                     (US$)
                                      2003            2002            2002            2001
                                  -----------     -----------     -----------     -----------
Net sales                         $52,460,543     $68,783,773     $88,731,311     $63,631,328
Cost of sales                      49,039,746      65,419,355      84,647,677      60,445,706
Gross profit                        3,420,797       3,364,418       4,083,634       3,185,622

Operating expenses:
  Sales and marketing                $279,189        $352,404        $436,268        $825,547
  General and administrative        1,724,468       1,958,043       2,416,877       1,414,740
  Merger cost                       2,753,620              --              --              --
  Total operating expenses          4,757,277       2,310,447       2,853,145       2,240,287

Income (loss) from operations      (1,336,480)      1,053,971       1,230,489         945,335
Other income (expense):
  Loss on disposal of property
    and equipment                     (18,413)             --
Interest expense                     (228,837)       (302,525)       (378,328)       (501,878)
  Total other income (expense)       (247,250)       (302,525)       (378,328)       (501,878)
Income taxes                          204,731         120,231          70,450              --
Net income (loss)                 $(1,788,461)       $631,215        $781,711        $443,457

UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     NET SALES

     Sales decreased by $16,323,230 or 23.7% from $68,783,773 in the nine months ended September 30, 2002 to $52,460,543 in the nine months ended September 30, 2003. This decrease resulted primarily from the impact of the US/Iraq War and SARS on the economies of Hong Kong and Southern China during the first and second quarters of 2003.

     COST OF SALES

Cost of sales decreased $16,379,609, or 25%, from $65,419,355 for the nine months ended September 30, 2002 to $49,039,746 for the nine months ended September 30, 2003. The decrease in cost of sales resulted from a decrease in sales of Samsung's memory products and availability of cheaper Samsung memory products from overseas Samsung distributors due to the regional demand and supply situation. As a percentage of sales, cost of sales improved slightly from 95.1% of sales in the nine months ended September 30, 2002 to 93.5% of sales in the nine months ended September 30, 2003.

     GROSS PROFIT

Gross profit increased by $56,379 or 1.7%, from $3,364,418 for the nine months ended September 30, 2002 to $3,420,797 for the nine months ended September 30, 2003. The increase in gross profit resulted primarily from improved gross margin percentage from 4.9% of sales in the nine months ended September 30, 2002 compared to 6.5% of sales in the nine months ended September 30, 2003.

     OPERATING EXPENSES

     Sales and marketing expenses decreased by $73,215 or 20.8%, from $352,404 for the nine months ended September 30, 2002 to $279,189 for the nine months ended September 30, 2003. This decrease was due to the decrease in sales resulting from the impact of the US/Iraq War and SARS during the first and second quarters of 2003. As a percentage of sales, sales and marketing expenses comprised 0.5% of sales for each of the nine-month periods ended September 30, 2002 and September 30, 2003.

     General and administrative expenses decreased $233,575 or 11.9% from $1,958,043 in the nine months ended September 30, 2002 to $1,724,468 in the nine months ended September 30, 2003. The decrease was principally attributable to various cost control measures implemented, in particular a reduction in personnel, in view of the impact to the general economies by the US/Iraq War and SARS during the first and second quarters of 2003.

     Merger cost of $2,753,620 represents the fair value of common stock issued to consultants and advisors related to the acquisition of Atlantic, which took place on September 30, 2003. No such cost was incurred during the nine months ended September 30, 2002.

     Loss from operations for the Company was $1,336,480 for the nine months ended September 30, 2003 compared to an income of $1,053,971 for the nine months ended September 30, 2002, a decrease of income or increase of loss by $2,390,451. The increase of loss or decrease of income was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic. Excluding the merger cost, income from operations increased $363,169 or 34.5% to $1,417,140 for the nine months ended September 30, 2003, compared to $1,053,971 for the nine months ended September 30, 2002. This increase was the result of maintaining gross profits during the first 3 quarters of 2003, offset by decreased sales, general and administrative expenses.

     OTHER INCOME (EXPENSES)

     Loss on disposal of property and equipment increased by $18,413, from $0 in the nine months ended September 30, 2002 to $18,413 in the nine months ended September 30, 2003, due to certain operating equipment being disposed during 2003 which were replaced with new purchases of equipment.

     Interest expense decreased by $73,688, or 24.4%, from interest expense of $302,525 in the nine months ended September 30, 2002, to $228,837 in the nine months ended September 30, 2003. As a percentage of sales, interest expense remained constant at approximately 0.4% in the nine-month period ended September 30, 2002 and September 30, 2003. In the nine months ended September 30, 2003, interest expense related primarily to Atlantic's bank charges and interest incurred from its short-term and long-term bank borrowings.

     The Company's net loss increased by $2,419,676 to $1,788,461 for the nine months ended September 30, 2003 compared to an income of $631,215 for the nine months ended September 30, 2002.

UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     NET SALES

     Sales decreased by $1,846,146 or 8.3% from $22,146,679 in the three months ended September 30, 2002 to $20,300,533 in the three months ended September 30, 2003. This decrease resulted primarily from the impact of SARS on the economies of Hong Kong and Southern China.

     COST OF SALES

     Cost of sales decreased $2,557,768, or 12.1%, from $21,107,810 for the three months ended September 30, 2002 to $18,550,042 for the three months ended September 30, 2003. The decrease in cost of sales resulted from the availability of Samsung memory products at lower prices from overseas Samsung distributors than historically paid to Samsung HK due to the regional demand and supply situation. As a percentage of sales, cost of sales improved from 95.3% of sales in the three months ended September 30, 2002 to 91.4% of sales in the three months ended September 30, 2003.

     GROSS PROFIT

     Gross profit increased by $711,622 or 68.5%, from $1,038,869 for the three months ended September 30, 2002 to $1,750,491 for the three months ended September 30, 2003. The increase in gross profits resulted primarily from a decrease in the cost of sales of the Company for the three months ended September 30, 2003. The Company's gross profit improved from 4.7% of sales in the three months ended September 30, 2002 compared to 8.6% of sales in the three months ended September 30, 2003.

     OPERATING EXPENSES

     Sales and marketing expenses decreased by $104,713 or 85.4%, from $122,575 for the three months ended September 30, 2002 to $17,862 for the three months ended September 30, 2003. This decrease was due to strong demand for memory products during the third quarter of 2003 and the existence of a general shortage of DRAM in the global market which enabled the Company to pay minimum external commissions. As a percentage of sales, sales and marketing expenses decreased to 0.1% of sales for the three months ended September 30, 2003 when compared to 0.6% of sales for the three months ended September 30, 2002.

     General and administrative expenses increased $257,320 or 35.5% from $723,884 in the three months ended September 30, 2002 to $981,204 in the three months ended September 30, 2003. The increase was principally attributable to various professional costs associated with the transaction with Print Data Corp. and increased salary and overhead expense associated with the employment of additional personnel in June 2003 in view of a general economic recovery in Asia and in anticipation of increased demand for Samsung memory products.


     Merger cost of $2,753,620 represents the fair value of common stock issued to consultants and advisors related to the acquisition of Atlantic, which took place on September 30, 2003. No such cost was incurred during the three months ended September 30, 2002.

     Loss from operations for the Company was $2,002,195 for the three months ended September 30, 2003 compared to an income of $192,410 for the three months ended September 30, 2002, a decrease of income or increase of loss by $2,194,605. The increase of loss or decrease of income was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic. Excluding the merger cost, income from operations for the Company increased $559,015 or 291% to $751,425 for the three months ended September 30, 2003, compared to $192,410 for the three months ended September 30, 2002. This increase was the result of increase of gross profit during the third quarter of 2003.

     OTHER INCOME (EXPENSES)

     Loss on disposal of property and equipment increased by $18,413, from $0 in the three months ended September 30, 2002 to $18,413 in the three months ended September 30, 2003, due to certain operating equipment being disposed during 2003 which were replaced with new purchases of equipment.

Interest expense decreased by $64,483, or 61.3%, from interest expense of $105,131 in the three months ended September 30, 2002, to $40,648 in the three months ended September 30, 2003. As a percentage of sales, interest expense reduced to 0.2% in the three months ended September 30, 2003 from 0.5% in the three months ended September 30, 2002 due to a reduction by the Company of its need to open and draw down on letters of credit to obtain goods from its suppliers

     The Company's net loss increased by $2,262,897 to $2,189,583 for the three months ended September 30, 2003 compared to an income of $73,314 for the three months ended September 30, 2002 due primarily to the merger cost incurred in September 30, 2003 and increase in general and administrative expenses which are partly offset by an increased gross margin.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company's principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future. See Note 5 of the Notes to Financial Statements for a description of the Company's banking arrangements.

The Company may require additional financing in order to reduce its short-term and long-term debts and implement its business plan. The Company currently anticipates a need of $3.0 million in additional financing to repay long-term bank borrowings. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company's operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects will be materially and adversely affected if it is unable to obtain such funds. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

     The following factors, among others, could cause actual results to differ from those expected caused by: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; a decrease in its ability to attract new customers; an increase in competition in the memory products market; and the ability or inability of some of Atlantic's customers to obtain financing. These factors or additional risks and uncertainties not known to Atlantic or that it currently deems immaterial may impair business operations and may cause Atlantic's actual results to differ materially from its historical operating results.

     Although Atlantic believes its expectations of future growth are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Atlantic is under no duty to update its expectation after the date of this report to conform them to actual results or to make changes in its expectations.


     In the nine months ended September 30, 2003, net cash used for operating activities was $504,888 while in the nine months ended September 30, 2002, Atlantic generated net cash of $934,666 in operating activities, a decrease of $1,439,554. This decrease was caused, in part, by an increase in accounts payable of approximately $2.6 million in the nine months ended September 30, 2002 but there was only an increase in accounts payable of approximately $0.98 million in the nine months ended September 30, 2003.

     An essential element of the Company's growth in the future, will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Atlantic is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong

Kong. For the two years ended December 31, 2002 and 2001, Atlantic did not generate any material interest income (expense) other than interest expense paid by offset by a related party whose compensation was increased by such interest income amount. Accordingly, Atlantic believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

IMPACT OF INFLATION

     Atlantic believes that its results of operations are not significantly impacted by moderate changes in inflation rates as it expects it will be able to pass these costs by component price increases to its customers.

SEASONALITY

     Atlantic has not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.


ITEM 4. CONTROLS AND PROCEDURES

     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including Atlantic, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas. The Company has adopted many of the formal and informal suggestions of our auditors, Stonefield Josephson, Inc., and are implementing weekly and monthly checks to assure that these disclosure controls and internal controls stay in place.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     As of the date of this Report on Form 10-QSB, the Company is a party to the following material legal proceeding, the status of which has not materially changed since the Company filed its Report on Form10- KSB for the year ending December 31, 2002: Print Data Corp. v. Morse Financial, Inc., James A. Morse and George A. Todt.

     The Company is not aware of any other litigation or threatened litigation of a material nature.


ITEM 2. CHANGE IN SECURITIES

     The following transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D during the nine month period ended September 30, 2003.

On September 30, 2003 the Company issued 22,380,000 shares of its common stock to Chung-Lun Yang pursuant to the Share Exchange and Reorganization Agreement (the "AGREEMENT"), among the Company, Atlantic Components Limited, a Hong Kong corporation ("ATLANTIC"), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic.

On September 30, 2003, the Company issued (i) 706,666 shares of its common stock to Emerging Growth Partners, Inc., (ii) 956,667 shares of its common stock to Orient Financial Services Limited, and (iii) 956,667 shares to Mr. Li Wing Kei, in each case pursuant to the Agreement in compensation for advisory services rendered in connection with the acquisition of Atlantic by the Company.

     On October 1, 2003, the Company sold all of the issued and outstanding capital stock of New Print Data Corp. to Jeffrey I. Green, Phyllis S. Green and Joel Green, in consideration for their surrender to the Company of all of their outstanding shares of Series A Preferred Stock, par value $0.001 per share, of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 3, 2003, the Board of Directors of the Company and stockholders holding a majority of the outstanding shares of common stock of the Company approved the change of the Company's name from Print Data Corp. to ACL Semiconductors Inc. On November 12, 2003, the Company filed a Preliminary
Schedule 14C Information Statement with the Securities and Exchange Commission relating to such name change. The name change will become effective on or about December 16, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.14     Share  Exchange  and  Reorganization   Agreement,   dated  as  of
               September 8, 2003, among Print Data Corp., Atlantic Components Limited and Mr. Chung-Lun Yang.*

     10.15 Conveyance Agreement, dated as of September 30, 2003, between Print Data Corp. and New Print Data Corp.*

     10.16 Securities Purchase Agreement dated October 1, 2003 among Print Data Corp, Jeffery Green, Phyllis Green and Joel Green.*

     10.17 Sales Restriction Agreement dated September 30, 2003 between Print Data Corp. and Phyllis Green.*

     10.18 Sales Restriction Agreement dated September 30, 2003 between Print Data Corp. and Jeffery Green.*

     10.19 Distribution Agreement dated May 1, 1993 by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited.*

     10.20 Renewal of Distributorship Agreement dated March 1, 2002 by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited.*

     30.1 Atlantic Components Limited Financial Unaudited Statements for the years ended December 31, 2001 and December 31, 2002 (including Balance Sheets, Statement of Operations, Statement of Cash Flows, Statement of Changes in Shareholders' Equity, and Notes to Financial Statements).*

     30.2 Atlantic Components Limited Unaudited Condensed Financial Statements for the six months ended June 30, 2003 and the six months ended June 30, 2002 (including Condensed Balance Sheet, Condensed Statement of Operations, Condensed Statement of Cash Flows and Condensed Statement of Changes in Shareholders' Equity).*

     99.1      Press Release dated October 1, 2003*

     99.2      Press Release dated October 2, 2003*

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Incorporated by reference in the Form 8-K filed on October 16, 2003 with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K.

          No Reports on Form 8-K were filed during the nine months ended September 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PRINT DATA CORP.


Date: November 26, 2003                          By:  /s/ Chung-Lun Yang
                                                    -------------------------
                                                      Chung-Lun Yang
                                                      Chief Executive Officer