Form 10-K
period 2003-12-31
ACL SEMICONDUCTOR INC
filed 2004-04-14
CIK 934445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - December 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        Commission File Number: 000-50140

                             ACL SEMICONDUCTORS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               16-1642709
          --------                                               ----------
(State or other jurisdiction                                   (IRS Employer
      of incorporation)                                      Identification No.)

              B24-b27,1/f., Block B, Proficient Industrial Centre,
                      6 Wang Kwun Road, Kowloon, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2799-1996
                                 ---------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to               Common Stock - $0.001 par value
Section 12(b) of the Act:                      The Common Stock is listed on the
                                                Over-the-Counter Bulletin Board

Securities registered pursuant to
Section 12(g) of the Act:                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of March 31, 2004 was approximately $9,334,671 based upon the closing price of $1.70 of the Registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed first fiscal quarter (March 31, 2004). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO ACL, THE COMPANY OR THE REGISTRANT, WE, OUR OR US MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART I
                                                                            PAGE

Item 1.     Business.........................................................  2
Item 2.     Properties....................................................... 13
Item 3.     Legal Proceedings................................................ 13
Item 4.     Submission of Matters to a Vote of Security Holders.............. 13

                                     PART II

Item 5.     Market for  Registrant's Common Equity and
               Related Stockholder Matters................................... 14
Item 6.     Selected Financial Data.......................................... 15
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 16
Item 7A.    Quantitative and Qualitative Disclosures
               About Market Risk............................................. 26
Item 8.     Financial Statements and Supplementary Data...................... 26
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................ 27
Item 9A.    Controls and Procedures.......................................... 27

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............... 27
Item 11.    Executive Compensation........................................... 28
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters................ 30
Item 13.    Certain Relationships and Related Transactions................... 30
Item 14.    Principal Accountant Fees and Services........................... 31

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................... 32
Signatures  ................................................................. 36

                                     PART I

ITEM 1.  BUSINESS

         ACL Semiconductors Inc., (fka) Print Data Corp. (the "Company" or "ACL") was incorporated under the laws of the State of Delaware on September 17, 2002. The Company's predecessor, Print Data Corp. ("Historic Print Data") was incorporated under the laws of the State of Delaware on August 15, 1984 as a business forms distributor, a supplying source for office and computer environment supply needs. In order to effectuate its desire to become a publicly traded corporation, in September 2001, Historic Print Data merged with Odyssey Capital Group, Ltd., a Nevada Corporation ("Odyssey"), whereby all of the issued and outstanding shares of Historic Print Data stock were acquired by means of a merger of Historic Print Data into Odyssey, with Odyssey as the surviving corporation. Historic Print Data effectively disappeared.

         In connection with the merger, Articles of Merger were filed in September 2001 with the Nevada Department of State; however, due to oversight, the Certificate of Merger was not filed until August 2002 with the Delaware Department of State. Odyssey's Nevada certificate of incorporation remained as the surviving corporation's certificate of incorporation, and as part of the merger transaction, Odyssey amended its certificate of incorporation to change its name to Print Data Corp. For accounting purposes the acquisition was treated as a recapitalization of Historic Print Data with Historic Print Data as the acquirer (reverse acquisition). At the time of the merger transaction, Odyssey was a shell corporation conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. Its capitalization consisted of 1,818,532 shares of common stock issued and outstanding. Shareholders of Historic Print Data received 7,500,000 shares of Odyssey common stock and 642,576 shares of Odyssey preferred stock (convertible into 3,212,880 shares of common stock). Concurrently, an additional 790,000 shares of preferred stock (convertible into 3,950,000 shares of common stock) was issued to certain advisors and consultants as part of the plan of merger.

         Odyssey was originally incorporated as Dayton Filmcorp. under the laws of the State of Nevada in June 1987. In August 1987, World Energy Solar Technology Corp., a Utah corporation, merged into Dayton Filmcorp, whereby Dayton Filmcorp was the surviving corporation. In 1994, Dayton Filmcorp changed its name to Universal Marketing and Entertainment, Inc. In 1998, it reverse split its stock 1 for 20. In May 2001, Universal Marketing and Entertainment, Inc. changed its name to Odyssey Capital Group, Ltd., and reverse split its stock 1 for 5. In September 2001, Odyssey merged with Historic Print Data, whereby Odyssey was the surviving corporation; and Odyssey changed its name to Print Data Corp., a Nevada corporation ("Print Data Nevada"). On October 11, 2002, Print Data Nevada restructured its entire capital structure whereby it reverse split its common stock 1 for 20 and its preferred stock 1 for 500; and, in order to change its state of incorporation from Nevada to Delaware, Print Data Nevada, merged into its newly formed subsidiary Print Data Corp., a Delaware corporation (the "Company"). Pursuant to the plan of merger, all of the issued and outstanding shares of Print Data Nevada stock were acquired by means of a merger of Print Data Nevada into the Company, with the Company as the surviving corporation. Print Data Nevada effectively disappeared. The Company's certificate of incorporation remained as the surviving corporation's certificate of incorporation. Pursuant to the plan of merger, each share of common stock of Print Data Nevada was converted into one share of common stock of the Company and each share of preferred stock of Print Data Nevada was converted into 5 shares of common stock of Print Data Corp.

         On September 8, 2003, the Company entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement") with Atlantic Components Limited, a Hong Kong corporation ("Atlantic"), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic ("Mr. Yang"), which set forth the terms and conditions of the exchange by Mr. Yang of his common shares of Atlantic, representing all of the issued and outstanding capital stock of Atlantic, in exchange for the issuance by the Company to Mr. Yang and certain financial advisors of an aggregate twenty five million (25,000,000) shares of common stock, par value $0.001 per share (the "Print Data Common Stock"), of the Company (the "Transaction"). Pursuant to the Exchange Agreement, the Company and Atlantic agreed, INTER ALIA, to elect Mr. Yang and Mr. Ben Wong (the "Designees") to the board of directors ("Board of Directors") of the Company upon the closing of the Transaction (the "Closing"), effective as of that date (the "Closing Date"), at which time, all of the Company's existing directors would resign.

         On September 9, 2003, in contemplation of the Closing and the resultant change in control of the Board of Directors, the Company filed an Information Statement on Schedule 14f-1 with the Securities and Exchange Commission (the "SEC").

         The Closing occurred on September 30, 2003, upon the satisfaction or waiver of the conditions to the Closing set forth in the Exchange Agreement, as a result of which (i) Atlantic became a wholly-owned subsidiary of the Company,
(ii) Mr. Yang received an aggregate of 22,380,000 shares of Print Data Common Stock, (iii) the Company's existing directors resigned and the Designees were appointed to fill their vacancies and become the sole members of the Company's Board of Directors, and (iv) certain financial advisors to Atlantic became entitled to receive an aggregate of 2,620,000 shares of Print Data Common Stock. Giving effect to the Closing (including required issuances to financial advisors), Mr. Yang held approximately 80.4% of the outstanding Print Data Common Stock immediately following the Closing.

         In connection with the Transaction, the Company entered into a Conveyance Agreement dated as of September 30, 2003, pursuant to which the Company conveyed its historic operations of providing supplies used in a computer or office environment to New Print Data Corp., a newly-formed, wholly-owned subsidiary of the Company ("Newco"), by assigning all of the assets and liabilities relating to such operations to Newco which, in turn, accepted the assignment of such assets and assumed all such liabilities. On October 1, 2003, subsequent to the Closing of the Transaction, the Company entered into a Securities Purchase Agreement with Jeffrey I. Green, Phyllis S. Green and Joel Green (collectively, the "Series A Holders"), pursuant to which it sold all of the issued and outstanding capital stock of Newco the Series A Holders in consideration for their surrender to the Company for cancellation of all of their outstanding shares of Series A Preferred Stock, par value $0.001 per share, of the Company (the "DISPOSITION").

         On December 16, 2003, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Print Data Corp. to ACL Semiconductors Inc.

         The address of the Company's principal executive offices and our telephone and facsimile numbers at that address are:

         ACL Semiconductors Inc., B24-B27, 1st Floor, Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong; Phone Number: (852) 2799-1996.

         The files registration statements, periodic and current reports, proxy statements and other materials with the SEC. You may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company's filings.

GENERAL

         We are a non-exclusive distributor in the Hong Kong and South China markets of memory products of Samsung Electronics Co., Ltd. ("Samsung"), the world's largest producer of memory chips and a global producer of memory products through our wholly-owned subsidiary Atlantic Components Ltd. ("Atlantic") pursuant to a distribution agreement between Atlantic and Samsung (the "Distribution Agreement"). Atlantic was established as a Hong Kong corporation in May 1991 by our chairman, Mr. Yang, as a regional distributor of memory products of various manufacturers. In 1993, Atlantic became an authorized distributor and marketer of Samsung's memory products in Hong Kong and other overseas markets and entered into the Distribution Agreement. Beginning in 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in the southern region of the People's Republic of China. Since 1993, Atlantic has diversified its product portfolio to include all Samsung's memory products marketed under the "Samsung" brandname which comprise DRAM, Static Random Access Memory ("SRAM"), Double Data Rate RAM ("DDR"), Graphic Random Access Memory ("Graphic RAM"), FLASH and MASK Read Only Memory ("MASK ROM"). Atlantic believes it is the largest distributor of Samsung memory products in Hong Kong and Southern China.

         Our business objectives are to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets' demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, we work closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule for the coming six months. Our business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, we maintain and develop a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, our established distribution channels covering retail outlets and major corporate users in the region provides those retail or ultimate customers a secure stable supply of Samsung's memory products with competitive prices. We are a non-exclusive distributor of Samsung, and enjoy a minimum guaranteed gross profit margin of approximately 5% of products sold in form of sales rebate payable by Samsung.

         Approximately 84% of our revenues are derived from sales of Samsung memory products. As of December 31, 2003, pricing for the Samsung memory products ranged from approximately $0.17 to $750 depending on the product specifications.

         As of December 31, 2003, we had more than 130 active customers in Hong Kong and Southern China. For the years ended December 31, 2003, 2002, and 2001, our largest five customers accounted for 43%, 36% and 40% of our revenues, respectively. We sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

         The Distribution Agreement has a one-year term and contains certain sales quotas to be met by us. The Distribution Agreement has been renewed ten times, most recently on March 1, 2003. We have never failed to meet the sales quotas set forth in the Distribution Agreement. The Company is currently negotiating the renewal of the Distribution Agreement with Samsung and anticipates having a renewal in place in June 2004.

         PRODUCTS

         DRAMs are high density, low-cost-per-bit, random access memory components that store digital information and provide high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in computer systems.

         SRAMs are semiconductor devices that perform memory functions similar to DRAMs. SRAMs utilize a more complex memory cell and do not require the memory array to be periodically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster than DRAM, although SRAM has a higher cost-per-bit than DRAM.

         DDRs are random access memory components that transfer data on both 0-1 and 1-0 clock transitions, theoretically yielding twice the data transfer rate of normal RAM or SDRAM.

         Graphic RAM is a special purpose DDR as graphic products request high-speed 3-Dimensional calculation performance and large memory size as data storage buffer for VCD/DVD display. The current market consumption on graphic products is mainly for DDR 64Mb IC and DDR 128Mb IC with clockspeed up to 250MHz.

         FLASH. Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, Digital Still Cameras, Digital Voice Recorders, PDAs, USB Disks, Flash Cards, etc. Samsung is a major supplier in the world of FLASH products. In July 2003, Samsung announced its intention to significantly increase its production capacity for FLASH products in anticipation of future growth of global demand.

         MASK ROM is a kind of ROM in which the memory contents are determined by one of the masks used to manufacture the integrated circuit. MROM can give high storage density (bits per millimeter squared) making it a cheap solution for high volume applications. Due to the constant growth of consumer electronic products such as games, toys and PDAs, the worldwide demand for MASK ROM is expected to increase significantly in the coming year.

         INDUSTRY BACKGROUND

         Memory products are an integral part of a wide variety of consumer products and industry applications including personal computer systems, notebooks, workstations and servers, handheld computer devices, cellular phones, camcorders, MP3 music players, digital answering machines and game boxes, among others. Market trends, such as increased emphasis on high-throughput applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. Based upon a March 2004 market study by iSuppli, Taiwan Digitimes, the market for DRAM memory products worldwide was estimated to be approximately US$17.3 billion in 2003 and is anticipated to grow at the rate of 22% per annum in 2004. Samsung is among the world's largest developers and manufacturers of memory products.

         Set forth below is a table forecasting on world-wide semiconductors sales to 2008, prepared by Gartner Dataquest.

                            [TABLE GRAPHIC OMITTED]

                FORECAST ON WORLD SEMI-CONDUCTORS SALES TURNOVER


                         Year          Sales Turnover
                         ----          --------------
                         2004               21.7
                         2005               24.6
                         2006               24
                         2007               26.5
                         2008               29.4

         As the largest memory chip manufacturer in the world, sales of Samsung DRAM memory products resulted in sales of approximated US$4.9 billion in 2003 (representing approximately 28.3% of the overall DRAM market). Like many of the major manufacturers of memory products, Samsung markets and sells its products through a network of non-exclusive distributors who are granted rights to sell within specific territories. There are approximately 200 distributors of Samsung memory products worldwide and only 6 authorized distributors in Hong Kong who serve the Hong Kong and Southern China markets.

-----------------------------------------------------------------------------
Rating    Manufacturer           2003 Turnover (in million)     Market Share
-----------------------------------------------------------------------------
1         Samsung                US$4,946.10                    28.6%
-----------------------------------------------------------------------------
2         Micron                 US$3,305.77                    19.1%
-----------------------------------------------------------------------------
3         Infineon               US$2,810.60                    16.3%
-----------------------------------------------------------------------------
4         Hynix                  US$2,548.00                    14.7%
-----------------------------------------------------------------------------
Information taken from DigiTimes Research dated March 2004.


         The semiconductor industry is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and under-capacity, and accelerated erosion of selling prices. The market for DRAM and SRAM devices is continuing to experience excess supply relative to demand, which has resulted in a significant downward trend in average selling prices in 2002 and 2003. Although we are unable to predict future trends in average selling prices, historically the semiconductor industry has experienced significant declines in average selling prices.

         CUSTOMERS

         As of December 31, 2003, we had approximately 130 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. No one customer accounted for more than 25% of our revenues for 2003, 2002 and 2001. Sales to Classic Electronics Ltd., a related party, accounted for 23%, 12% and 7% of the Company's net sales for the years ended December 31, 2003, 2002 and 2001, respectively. In order to control our credit risks, we do not offer any credit terms to our customers other than a small number of clients who have long-established business relationships with us.

         SALES AND MARKETING

         As of December 31, 2003, we employed a total of 13 salespeople, each of whom has several years experience in the memory products industry. Nine of these salespeople are stationed in our headquarters offices in Hong Kong; and four work out of our representative office in Shenzhen, China as customer liaisons. These sales forces co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. We intend to expand our sales force if levels of business materially increase in the next twelve months.

         MARKET RESEARCH

         We invest significant resources in market research for our own account to provide prompt and accurate market intelligence and feedback on a quarterly or on demand basis to Samsung in order to assist Samsung's production planning and products allocation functions and maintains the close business relationship accordingly.

         SUPPLIERS

         As of December 31, 2003, we distributed mostly Samsung memory products and relied heavily on Samsung to supply these products. Since 1993, our procurement operations have been supported by Samsung Electronics H.K. Co., Ltd. ("SAMSUNG HK"), a wholly-owned subsidiary of Samsung, to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written supply agreement in place with Samsung HK. Samsung HK is allocated quantities of Samsung memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong. The distributors that are supported by Samsung HK provide Samsung HK with their own annual estimates of product demand. In case of unexpectedly strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung HK will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung's global allocation policy to Samsung HK. In the event of a supply shortage, the market prices of such memory products typically rise and any loss of income attributable to our inability to fulfill all of our orders would typically be offset by the increase in commission income as a result of any increase in the market prices of such memory products. The most recent instance of a supply shortage of memory products occurred in early 2003 as a result of unexpectedly strong demand in Hong Kong and Southern China. We believe that this shortage of product was unusual and has not had an adverse effect on our reputation insofar as we explained to our customers the reason for our inability to fill their orders and we believe that other suppliers of Samsung memory products in Hong Kong and Southern China experienced similar shortages. However, no assurance can be given that such shortages will not recur or that such shortage and future shortages won't have a negative impact on our business.

         Atlantic relies primarily on Samsung to provide it with memory products for distribution to its clients. Atlantic's relationship with Samsung is primarily maintained through Mr. Yang. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with Atlantic, Atlantic may be unable to renew the Distribution Agreement with Samsung or may not be able to continue as a distributor of Samsung memory products on favorable terms if at all.

         Atlantic maintains a relatively low level of inventories in its warehouse as the turnover for memory products is relatively high. The Company places orders from Samsung after the Company receives orders from its customers. Atlantic usually ships the products to its customers within a week after it receives the products from Samsung. In order to maintain stability of pricing for its products,

Samsung limits the profit of its distributors (commissions) to a percentage of Samsung's selling price. On a quarterly basis, Samsung calculates the commissions payable to Atlantic based on the agreed schedule set forth in the Distribution Agreement and makes payment of such commissions to Atlantic within 7 days after each quarter end.

         COMPETITION

         The memory products industry in the Hong Kong and Southern China markets is very competitive. However, as one of the world's largest memory products manufacturers, Samsung's memory products are competitively priced and have an established reputation for product quality and brandname recognition in the retail and PC/Server OEM segments. We, as one of the largest distributors of Samsung's memory products for the Hong Kong and Southern China markets, believe we are in a strong competitive position against other US, Japanese and Taiwanese memory products manufacturers and distributors.

         Samsung's principal competitors in the Hong Kong and Southern China markets include Hynix and other Taiwanese manufacturers such as ESMT, Winbond, Etron and Mira. Our principal competitors also include the 5 other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets. Samsung may at its sole discretion increase the number of distributors of its products in Hong Kong and Southern China which would result in increased competition for us.

         REGULATION

         As of December 31, 2003, our business operations were not subject to the regulations of any jurisdiction other than China. Although we are not formally authorized to do business in the People's Republic of China, we have been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for our customers in Southern China. We execute our sales contracts and deliver our products in Hong Kong for our Chinese customers and there have been no restrictions imposed on us by the mainland Chinese authorities with respect to our pursuit of business growth and opportunities in China.

         EMPLOYEES

         As of December 31, 2003, we had 40 employees. Of the 40 employees, 13 employees are in sales and marketing, 13 employees are in administration, eight employees are in engineering, six employees are in customer service and liaison. None of our employees are represented by labor unions.

         Our primary hiring sources for employees include referrals from existing employees, print and Internet advertising and direct recruiting. All of our employees are highly skilled and educated and subject to rigorous recruiting standards appropriate for a company involved in the distribution of brandname memory products. We attract talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense.

         EMPLOYEE COMPENSATION

         For the years ended December 31, 2003, 2002, and 2001, among our current and former executive officers and directors, Mr. Yang our chairman, director and chief executive officer, Mr. Wong our director, Mr. Jeffrey Green, our former president and director and Phyllis Green our former executive administrator and director had annual compensation exceeding $100,000. No long-term compensation was awarded or paid to these individuals in 2003, 2002 or 2001.

         As of December 31, 2003, we did not have any formal written employment agreements with any of our directors, executives or other employees and we had not issued any stock options or stock appreciation rights to any executive officers (or any other persons). We may grant stock options or stock appreciation rights to these or other executive officers or other persons in the future at the discretion of our Board of Directors.

RISK FACTORS

         In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in ACL and in analyzing our forward-looking statements.

IF OUR RELATIONSHIP WITH SAMSUNG IS TERMINATED, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

         We rely ultimately on Samsung to provide us with memory products for distribution to our clients even though we, with the consent from Samsung HK, can purchase the required memory products from other Samsung distributors under the same mode in calculation of commission income receivable from Samsung. Our relationship with Samsung is primarily maintained through our Chief Executive Officer Mr. Yang. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace Samsung as distributor of memory products on favorable terms if at all.

         Although we are not an exclusive distributor of Samsung's memory products, we believe we are the largest Samsung memory products distributor for the Hong Kong and Southern China markets. Although the Distribution Agreement is subject to annual renewal at Samsung's option, we do not foresee, based upon the long-term business relationship with Samsung established by Mr. Yang and our sales history with respect to the distribution of Samsung's memory products, any significant obstacles to obtaining renewals of the Distribution Agreement in the foreseeable future. However, no assurances can be given that Samsung will definitely renew the Distribution Agreement or, if renewed, on terms satisfactory to us.

         In addition, Samsung has the right to increase the number of distributors of its memory products in Hong Kong and the Southern China markets without consulting us. If Samsung significantly increases the number of authorized distributors of its memory products, competition among Samsung distributors, would increase and we may not be able to meet its annual sales quota, which could increase the likelihood that Samsung would not renew the Distribution Agreement, or if renewed, that we could operate profitably.

IF THE GROWTH RATE OF EITHER MEMORY PRODUCTS SOLD OR THE AMOUNT OF MEMORY USED IN EACH PRODUCT DECREASES, SALES OF OUR PRODUCTS COULD DECREASE.

         We are dependent on the computer market as many of the memory products that we distribute are used in PCs or peripheral products. DRAMs are the most widely used semiconductor components in PCs.

In recent years, the growth rate of PCs sold has slowed or declined. If there is a sustained reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our memory products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

THE MEMORY PRODUCT INDUSTRY IS HIGHLY COMPETITIVE.

         We face intense competition from a number of companies, some of which are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. To the extent Samsung memory products become less competitive, our ability to effectively compete against distributors of other memory products will diminish.

CURRENT ECONOMIC AND POLITICAL CONDITIONS MAY HARM OUR BUSINESS.

         Global economic conditions and the effects of military or terrorist actions may cause significant disruptions to worldwide commerce. If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our results of operations, cash flows and financial condition could be adversely affected. In addition, our ability to raise capital for working capital purposes and ongoing operations is dependent upon ready access to capital markets. During times of adverse global economic and political conditions, accessibility to capital markets could decrease. If we are unable to access the capital markets over an extended period of time, we may be unable to fund operations, which could materially adversely affect our results of operations, cash flows and financial condition.

IF SAMSUNG IS UNABLE TO RESPOND TO CUSTOMER DEMAND FOR DIVERSIFIED SEMICONDUCTOR MEMORY PRODUCTS OR IS UNABLE TO DO SO IN A COST-EFFECTIVE MANNER, WE MAY LOSE MARKET SHARE AND OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

         In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. Samsung currently offers customers a variety of memory products including DDR, RAM, FLASH, SRAM and MASK ROM.

         Samsung needs to dedicate significant resources to product design and development to respond to customer demand for the continued diversification of memory products. If Samsung is unable or unwilling to invest sufficient resources to meet the diverse memory needs of customers, we, as a Samsung memory products' major distributor may lose market share. In addition, as we diversify our product lines, we may encounter difficulties penetrating certain markets, particularly markets where we do not have existing customers. If we are unable to respond to customer demand for market diversification in a cost-effective manner, our results of operations may be adversely affected.

         If Samsung's global allocation process results in Samsung HK not having sufficient supplies of memory product to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. Although such shortages are infrequent, there was such a shortage during the three months ended March 31, 2003 and no assurance can be given that such shortages will not occur in the future. Currently, due to increased demand in FLASH memory, ACL also experiences insufficient supplies of such products from Samsung and loss of sales.

IF SAMSUNG'S MANUFACTURING PROCESS IS DISRUPTED, OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

         Samsung manufactures products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production. From time to time, we have experienced minor disruptions in product deliveries from Samsung and we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in loss of revenues or damage to customer relationships.

WE BELIEVE THAT WE WILL REQUIRE ADDITIONAL EQUITY FINANCING TO REDUCE OUR LONG-TERM DEBTS AND IMPLEMENT OUR BUSINESS PLAN.

         We anticipate that we will require additional equity financing in order to reduce our long-term debts and implement our business plan of increasing sales into the Southern China markets. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. As a result of such financing, the holders of our common stock may experience substantial dilution.

WE ARE HEAVILY DEPENDENT UPON THE ELECTRONICS INDUSTRY, AND EXCESS CAPACITY OR DECREASED DEMAND FOR PRODUCTS PRODUCED BY THIS INDUSTRY COULD RESULT IN INCREASED PRICE COMPETITION AS WELL AS A DECREASE IN OUR GROSS MARGINS AND UNIT VOLUME SALES.

         Our business is heavily dependent on the electronics industry. A majority of our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect its business, prospects, financial condition and results of operations.

OUR MAJOR STOCKHOLDER CONTROLS OUR BUSINESS, AND COULD DELAY, DETER OR PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION.

           One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 80.4% of our outstanding common stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Through his concentration of voting power, he could cause us to take actions that we would not consider absent his influence, or could delay, deter or prevent a change of control of us or other business combination that might otherwise be beneficial to our stockholders.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

         There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the acquisition of Atlantic Components Ltd., the closing price of our common stock fluctuated from a per share high of $2.95 to a low of $1.05 per share. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our common stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and any other unpredictable and uncontrollable factors.

IF ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE OR SHARES ELIGIBLE FOR FUTURE SALE WERE INTRODUCED INTO THE MARKET, IT COULD HURT OUR STOCK PRICE.

         We are authorized to issue 50,000,000 shares of common stock. As of December 31, 2003, there were 27,829,936 shares of our common stock issued and outstanding.

         Currently, outstanding shares of common stock are eligible for resale. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock's market price.

IF PENNY STOCK REGULATIONS IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK, THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR STOCK COULD BE IMPAIRED.

         The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. As such the market liquidity for the common stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     o   Control of the market for the security by one or a few broker-dealers;

     o   "Boiler room" practices involving high-pressure sales tactics;

     o Manipulation of prices through prearranged matching of purchases and sales;

     o   The release of misleading information;

     o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     o Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

SECTION 203 OF THE DELAWARE GENERAL CORPORATION LAW MAY DETER A THIRD PARTY FROM ACQUIRING US.

         Section 203 of the Delaware General Corporation Law prohibits a merger with a 15% shareholder within three years of the date such shareholder acquired 15%, unless the merger meets one of several exceptions. The exceptions include, for example, approval by two-thirds of the shareholders (not counting the 15% shareholder), or approval by the Board prior to the 15% shareholder acquiring its 15% ownership. This provision makes it difficult for a potential acquirer to force a merger with or takeover of the Company, and could thus limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 2.  PROPERTIES

         Our principal offices occupy approximately 4,989 square feet gross floor area located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, which is leased from Classic Electronics Ltd., a related party, covering a lease period from December 1, 2003 to November 30, 2004 at monthly rental of HK$17,137 (approximately US$2,197).

         We also lease a warehouse unit of approximately 825 square feet gross floor area located at B34, 2/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong pursuant to a one-year lease with Classic Electronics Ltd. which covers a period from December 1, 2003 to November 30, 2004 with monthly lease payments of HK$5,363 (approximately US$687).

         We also lease approximately 3,000 square feet gross floor area for its directors' offices located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong for Mr. Yang which is covered by a one year lease with Classic Electronics Ltd. which expires on March 31, 2004, with monthly rentals of HK$35,000 (approximately US$4,487). Mr. Ben Wong, one of our Directors, is also a director of Classic Electronics Ltd.

         We also lease an office unit of approximately 1,273.8 square feet gross floor area located at Room 2307, 23/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China pursuant to a two-year lease dated June 1, 2002 with Shenzhen Jing Tian Wei Investment Development Co. Ltd. which expires on May 30 2004 with monthly lease payments of RMB7, 643 (approximately US$920).

         In the event that such facilities should become unavailable, we believe that alternative facilities could be obtained on a competitive basis.

ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of business we may be subject to litigation from time to time. There is no past, pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving our officers, directors or other key personnel) which in our opinion has, had, or is expected to have, a material adverse effect upon our business, prospects financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On November 3, 2003, an action by written consent of the holders of a majority of the outstanding shares of common stock of the Company approved an amendment to the Company's Certificate of Incorporation to change the Company's name from "Print Data Corp." to "ACL Semiconductors Inc."

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ACLO". The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTC Bulletin Board.

                                  COMMON STOCK

          QUARTERS ENDED                                                                                    HIGH              LOW

          FISCAL YEAR
          ENDED DECEMBER 31, 2003:
          Quarter ended March 31, 2003 ...............................................................       N/A              N/A
          Quarter ended June 30, 2003 ................................................................       N/A              N/A
          Quarter ended September 30, 2003 (since September 30, 2003) ................................      $1.05            $1.05
          Quarter ended December 31, 2003 ............................................................      $2.95            $1.50

          FISCAL YEAR
          ENDED DECEMBER 31, 2002:
          Quarter ended March 31, 2002 ...............................................................       N/A              N/A
          Quarter ended June 30, 2002 ................................................................       N/A              N/A
          Quarter ended September 30, 2002 ...........................................................       N/A              N/A
          Quarter ended December 31, 2002 ............................................................       N/A              N/A

         As of April 5, 2004, the last reported sale price of our common stock, as reported by the OTC Bulletin Board, was $1.46 per share.

         As of March 31, 2004, there were approximately 207 holders of record of our common stock. We are informed and believe that as of March 31, 2003, Cede & Co. held 2,100,301 shares of our common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

         Since our reverse-acquisition of Atlantic Components Ltd., effective September 30, 2003, we have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

          We do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data, at the end of and for the last three fiscal years, should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data are derived from our consolidated financial statements that have been audited by Stonefield Josephson, Inc., our independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                                       2003                       2002                      2001
                                                                   ------------               ------------              ------------
Net Sales                                                          $ 72,672,797               $ 85,343,249              $ 61,663,209
Net income (loss)                                                  $ (1,437,670)              $    986,876              $    238,292

Earnings (loss) per common
share-basic and diluted                                            $      (0.06)              $       0.04              $       0.01
Total Assets                                                       $  9,570,808               $  7,215,169              $  7,429,388

Long-term Debt                                                     $    194,703               $  1,071,503              $  1,780,303

Weighted average number of
shares outstanding - basic
and diluted
                                                                     23,753,682                 22,380,000                22,380,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. ACL'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY AND COST OF FINANCIAL RESOURCES, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED IN THIS REPORT UNDER THE HEADING "RISK FACTORS." THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH ACL'S FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         CORPORATE BACKGROUND

         ACL is engaged primarily in the business of distribution of memory products under "Samsung" brandname which comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

         As of December 31, 2003, ACL had more than 130 active customers in Hong Kong and Southern China.

         Pricing for the Samsung memory products ranges from approximately $0.17 to $750 depending on the product specifications. ACL sells its products in Hong Kong and Southern China and does not anticipate selling its products outside of these regions in the foreseeable future.

         For the years ended December 31, 2003, 2002, and 2001, our largest 5 customers accounted for 43%, 36% and 40% of our sales, respectively. As of December 31, 2003, we had a working capital deficit of $254,562 and accumulated deficit of $2,330,182 after declaration and payment of dividends of $512,821 to our then sole beneficial shareholder before the acquisition by Print Data Corp. We generated revenues of $72,672,797 for the year ended December 31, 2003 and recorded a net loss of $1,437,670 after recording a one-time merger cost of $2,753,620. In addition, during the year ended December 31, 2003, net cash used for operating activities amounted to $216,151.

         We are in the mature stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our financial statements are recurring costs in nature.

         PLAN OF OPERATIONS

         Our business objectives are to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets' demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, we work closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule for the coming six months. Our business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, we maintain and develop a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, our established distribution channels covering retail outlets and major corporate users in the region allows those retail or ultimate customers a secure stable supply of Samsung's memory products with competitive prices. We are a non-exclusive distributor of Samsung, and enjoy a minimum guaranteed gross profit margin of approximately 5% of products sold in form of sales rebate payable by Samsung.

         General and administrative costs are expected to increase in future periods due to the increased compliance (legal, accounting and insurance) requirements arising out of our being a public company.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

         Below is a brief description of basic accounting principles which we adopt in determining our recognition of revenues and expenses, as well as a brief description of the effects that the management believe that its anticipated growth will have on our revenues and expenses in the future 12 months.

REVENUES

         Sales revenue and commission income from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. At December 31, 2003, we had more than 130 active customers.

         The quantities of our memory products sales will fluctuate with the changes in demand from our customers and the prices set by Samsung for us to charge our customers are expected to fluctuate as a result of current economic situation and its impact on the market. During 2003, we have experienced an increase in the general demand for memory products among the personal and corporate users in the Hong Kong and Southern China regions due to general recovery of economies, in particular for the third and fourth quarters of 2003. We believe that current market demand exceeds the planned production of most memory products manufacturers in the world and has resulted in upward pressure in average pricing of the existing memory products offered by ACL and we expect such pressure to continue through the next 12 months. Due to insufficient allocation of memory products from Samsung HK, ACL also sourced Samsung memory products from other Samsung memory products importers during the third and fourth quarters of 2003. This move had a positive impact on the Company and enabled it to improve its level of gross profits when compared to that of the previous year. This, together with the successful cost control measures implemented during the year ended December 31, 2003, enabled ACL to record an increase of 33.3% in net income before the merger costs over the year ended December 31, 2002. ACL believes it is uniquely positioned to take advantage of any such upward trend as one of the largest distributors of memory products distributor in Hong Kong and Southern China one of the largest memory products manufacturers in the world.

         We believe the essential element of our growth in the future, will be to obtain adequate financial resources as additional working capital to meet increased market demand from personal and business users of personal computers in Southern China.

COST OF REVENUES

         Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless,

ACL's procurement operations are supported by Samsung HK, although there is no written supply agreement in place between us and Samsung HK. Our cost of goods, as a percentage of total revenues, amounted to approximately 93.9% for the year ended December 31, 2003 and approximately 95.6% the year ended December 31, 2002.

OPERATING EXPENSES

         Our operating expenses for the year ended December 31, 2002 and the year ended December 31, 2003 were comprised of selling and marketing, general and administrative, and merger cost.

         Selling expenses consisted primarily of general expenses including salaries and bonuses paid to its sales, marketing and customer service and internal commissions paid to internal sales personnel and costs associated with advertising and marketing activities.

         General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and to the extent that we expand our business. Sales and marketing costs are expected to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

         Merger cost includes the fair value of shares issued to certain consultants related to the reverse-acquisition between ACL and Atlantic Components Ltd.

         Interest expense, including finance charges, relates primarily to our short-term and long-term bank borrowings, which we intend to reduce.

RESULTS OF OPERATIONS

         The following table sets forth audited income statement data for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and the related notes appearing elsewhere in this document.

                                                Year Ended December 31
                                       -----------------------------------------
                                                         (US$)

                                          2003           2002            2001
                                          ----           ----            ----

Net sales                              72,672,797      85,343,249     61,663,209
Cost of sales                          68,214,587      81,591,046     58,513,506
Gross profit                            4,458,210       3,752,203      3,149,703

Operating expenses:

  Selling                                 149,364         204,837        261,757
  General and administrative            2,571,147       2,225,205      2,289,165
  Merger cost                           2,753,620            --             --
  Total operating expenses
                                        5,474,131       2,430,042      2,550,922

Income (loss) from operations          (1,015,921)      1,322,161        598,781

Interest expense                          166,509         213,589        355,054
Net income (loss)                      (1,437,670)        986,876        238,292

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

         NET SALES

         Sales decreased by $12,670,452 or 14.8% from $85,343,249 for year ended December 31, 2002 to $72,672,797 for the year ended December 31, 2003. This decrease resulted primarily from the impact of the US/Iraq War and SARS on the economies of Hong Kong and Southern China during the first and second quarters of 2003. We expect our sales in year 2004 to increase to more than $100 million given the current strong demand of our Samsung memory products and the positive impact to our sales after the acquisition of majority of interest in Classic Electronics Ltd. as anticipated in the second quarter of 2004.

         COST OF SALES

         Cost of sales decreased $13,376,459 or 16.4%, from $81,591,046 for the year ended December 31, 2002 to $68,214,587 for the year ended December 31, 2003. The decrease in cost of revenue resulted from the decrease in sales of Samsung's memory products and availability of cheaper Samsung memory products from overseas Samsung distributors due to the regional demand and supply situation. As a percentage of net sales, cost of sales decreased slightly from 95.6% of net sales in the year ended December 31, 2002 to 93.9% of net sales in the year ended December 31, 2003. We expect our cost of sales in fiscal 2004 to increase as a result of our expectation of an increase in sales in fiscal 2004.

         GROSS PROFIT

         Gross profit increased by $706,007, or 18.8% from $3,752,203 for the year ended December 31, 2002 to $4,458,210 for the year ended December 31, 2003. The increase in gross profit was primarily due to the decrease of cost of sales of the company. The gross profit improved accordingly to 6.1% of revenue for the year ended December 31, 2003 compared to 4.4% of revenue for the year ended December 31, 2002 because they purchased certain products at an extremely high margin. We expect our gross profit margin in year 2004 will be around 5% in view of Atlantic's historical average and the historical gross profit margins of Classic Electronics Ltd. after our acquisition as anticipated in the second quarter of 2004.

         OPERATING EXPENSES

         Selling expenses decreased by $55,473, or 27.1%, from $204,837 for the year ended December 31, 2002 to $149,364 for the year ended December 31, 2003 due to a decrease of sales, we believe principally, as a result of the US/Iraq War and SARS during the first and second quarters of 2003. As a percentage of sales, sales and marketing expense maintained at 0.2% of revenue for both the years ended December 31, 2003 and December 31, 2002. We expect sales and marketing expenses will increase in fiscal 2004 due to expected increase in sales and the consolidation of selling expenses of Classic Electronics Ltd. after our acquisition as 51% subsidiary in the second quarter of 2004. Nevertheless, we expect that as a percentage of sales, sales and marketing expenses in fiscal 2004 will maintain at similar level as in fiscal 2003.

         General and administrative expenses increased $345,942 or 15.5% from $2,225,205 for the year ended December 31, 2002 to $2,571,147 for the year ended December 31, 2003. The increase was primarily attributable to the professional costs incurred in connection with the reverse merger by Print Data Corp. occurring during the year ended December 31, 2003. Due to anticipated financing and acquisition activities in 2004 and the consolidation of general and administrative expenses of Classic Electronics Ltd. after our acquisition anticipated in the second quarter of 2004, we expect that general and administrative expenses will increase in year 2004.

         Merger cost of $2,753,620 represents the fair value of common stock issued to consultants and advisors related to the acquisition of Atlantic by Print Data Corp., which took place on September 30, 2003. No such cost was incurred during the year ended December 31, 2002. We do not expect reoccurrence of such cost in year 2004. We don't expect the merger cost to be incurred related to the acquisition of Classic Electronic Ltd. occurring in 2004 to be as much as the that related to the acquisition.

         Loss from operations for the Company was $1,015,921 for the year ended December 31, 2003 compared to net income of $1,322,161 for the year ended December 31, 2002, a decrease in net income or increase of net loss by $2,338,082. This increase in net loss was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic. Excluding the merger cost, income from operations increased $415,538 or 31% to $1,737,699 for the year ended December 31, 2003, compared to $1,322,161 for the year ended December 31, 2002. This increase was the result of an increase of gross profits during the year 2003, offset by increased general and administrative expenses. As a result of expected increase of sales in year 2004 with no anticipated reoccurrence of merger cost, we expect positive operating income in 2004.

         OTHER INCOME (EXPENSES)

         Interest expense decreased by $47,080, or 22%, from interest expense of $213,589 in the year ended December 31, 2002, to $166,509 in the year ended December 31, 2003. This decrease was due to lower average loan balances in 2003. In the year ended December 31, 2003, interest expense related primarily to Atlantic's bank charges and interest incurred from its short-term and long-term bank borrowings. We expect our interest expense will decrease in year 2004 given the effect of continuous repayments of long-term bank borrowings, offset by consolidation of the line-of-credit and long-term bank borrowings of Classic Electronics Ltd. after our acquisition anticipated in the second quarter of 2004.

         Gain on disposal of property and equipment increased by $7,228, from $0 in the year ended December 31, 2002 to $7,228 in the year ended December 31, 2003, due to certain automobile being disposed during 2003, which was replaced with new purchases of automobile. We do not expect there will be any significant gain or loss on disposal of property or equipment in year 2004.

         The Company's net loss increased by $2,424,546 to $1,437,670 for the year ended December 31, 2003 compared to an income of $986,876 for the year ended December 31, 2002. Excluding the merger cost of $2,753,620, the Company's net profit increased by $329,074 which represents an increase of 33% over the profit of 2002. Excluding the effect of the merger cost recorded in year 2003, we expect the Company's net income will increase by about $1 million in year 2004 in view of Atlantic's current sales forecast and the effect of anticipated acquisition of Classic Electronics Ltd. in the second quarter of 2004.

         INCOME TAX

         The income tax increased by $154,810 from $111,056 for the year ended December 31, 2002 to $265,866 for the year ended December 31, 2003, from an effective tax rate of 10% to a negative effective rate of 23%. Excluding non tax deductible merger cost incurred in 2003, the effective tax rate would have been 17% which approximated the standard tax rate imposed by the local Hong Kong tax authority. During 2001, the Company had certain income which is not subject to tax which lower both the effective tax rate and income tax expense.

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED  DECEMBER 31,
         2001

         NET SALES

         Sales increased by $23,680,040 or 38.4% to $85,343,249 for year ended December 31, 2002 from $61,663,209 for the year ended December 31, 2001. This increase resulted primarily from an increase in net sales of Samsung's memory products due to strong market demand in 2002.

         COST OF SALES

         Cost of sales increased $23,077,540 or 39.4%, to $81,591,046 for the year ended December 31, 2002 from $58,513,506 for the year ended December 31, 2001. The increase in cost of sales resulted from the increase in sales of Samsung's memory products. As a percentage of net sales, cost of sales increased slightly to 95.6% of net sales in the year ended December 31, 2002 from 94.9% of net sales in the year ended December 31, 2001.

         GROSS PROFIT

         Gross profit increased by $602,500, or 19.1% to $3,752,203 for the year ended December 31, 2002 from $3,149,703 for the year ended December 31, 2001. The increase in gross profit was primarily due to the increase in net sales over the 2 years. The gross profit decreased slightly from 5.1% of net sales for the year ended December 31, 2001 compared to 4.4% of net sales for the year ended December 31, 2002.

         OPERATING EXPENSES

         Selling expenses decreased by $56,920, or 21.7%, to $204,837 for the year ended December 31, 2002 from $261,757 for the year ended December 31, 2001 due to cost-cutting efforts implemented in the year of 2002.

         General and administrative expenses decreased by $63,960 or 2.8% to $2,225,205 for the year ended December 31, 2002 from $2,289,165 for the year ended December 31, 2001. The decrease was primarily attributable to certain cost control measures executed during the year 2002.

         Income from operations for the Company was $1,322,161 for the year ended December 31, 2002 compared to an income of $598,781 for the year ended December 31, 2001, a increase of income by $723,380. The increase of income was the result of increased gross profit through increase of sales and cost cutting efforts during the year of 2002.

         OTHER INCOME (EXPENSES)

         Interest expense decreased by $141,465, or 39.8%, to interest expense of $213,589 in the year ended December 31, 2002, from $355,054 in the year ended December 31, 2001. The decrease in interest expense was due to lower interest rate throughout 2002 and lower average loan balances. In the year ended December 31, 2002, interest expense related primarily to Atlantic's bank charges and interest incurred from its short-term and long-term bank borrowings.

         The Company's net income increased by $748,584 to $986,876 for the year ended December 31, 2002 compared to an income of $238,292 for the year ended December 31, 2001, an increase of 314% due to increases of net sales and results of cost reduction during the year of 2002.

         INCOME TAX

         The income tax increased by $111,056 from $0 for the year ended December 31, 2001 to $111,056 for the year ended December 31, 2002, from an effective tax rate of 0% to an effective rate of 10%. Prior to 2001, the Company incurred operating loss which was carried forward to 2001 to offset the taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations, bank lines of credit, subordinated convertible debt, and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

         We may require additional financing in order to reduce our long-term debt and implement our business plan. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, we anticipate an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from such delivery. In certain limited instances, our customers are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by our operations are insufficient to fund our growth requirements, we will need to obtain additional equity funds. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted as a result of political and economic factors beyond our control, our capital requirements may increase.

         The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; its ability to attract new customers; an increase in competition in the memory products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

         Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in its expectations.

         In the year ended December 31, 2003, net cash used for operating activities amounted to $216,151 while in the year ended December 31, 2002, we generated net cash of $1,629,294 in operating activities, a decrease of $1,845,445. This decrease was caused, in part, by the acquisition deposit to acquire the 51% equity interests in Classic Electronics Ltd. of $1,000,000 in the year ended December 31, 2003 which was used to offset the accounts receivable from Classic Electronics Ltd. by such amount. We expect net cash will also be used for operating activities in year 2004 given the anticipated cash consideration of $4,000,000 to acquire the 51% equity interests in Classic Electronics Ltd. in the second quarter which will be used to offset the accounts receivable from Classic Electronics Ltd. by such amount .

         In the year ended December 31, 2003, net cash provided by investing activities amounted to $790,641 while in the year ended December 31, 2002, we used net cash of $595,845 in investing activities, an increase of cash provided by investing activities of $1,386,486. This increase was caused, in part, by repayment of loans from stockholder of $807,724 in the year ended December 31, 2003 and in the year ended December 31, 2002, there was a net cash of $584,838 advanced to the stockholder. We do not expect a significant amount of cash used for investing activities in 2004 as the acquisition of Classic Electronics Limited will be principally by relief of outstanding accounts receivable and issuance of common stock.

         In the year ended December 31, 2003, net cash used for financing activities amounted to $286,353 while in the year ended December 31, 2002, we used net cash of $909,049 in financing activities, a decrease of cash used for financing activities of $622,696. This decrease was caused, in part, by proceeds of line-of-credit and issuance of convertible note payable of $166,410 and $250,000 respectively in the year ended December 31, 2003 and in the year ended December 31, 2002, there was a net repayment of line-of-credit of $269,317. We expect approximately $2,000,000 of cash will be provided by financing activities in year 2004 for working capital purpose.

          In the year ended December 31, 2002, net cash provided by operating activities was $1,629,294 while in the year ended December 31, 2001, we generated net cash of $133,970 in operating activities, an increase of $1,495,324. This increase was primarily due to increase of net income recorded in year 2002 and a reduction of inventories.

         In the year ended December 31, 2002, net cash used by investing activities amounted to $595,845 while in the year ended December 31, 2001, we used net cash of $166,962 in investing activities, an increase of cash used for investing activities of $428,883. This increase was caused, in part, by advances of loans to our then sole stockholder of $584,838 in the year ended December 31, 2002 and in the year ended December 31, 2001, there was a net cash of $144,411 advanced to such stockholder.

         In the year ended December 31, 2002, net cash used for financing activities amounted to $909,049 while in the year ended December 31, 2001, we used net cash of $248,898 in financing activities, an increase of cash used for financing activities of $660,151. This increase was caused, in part, by proceeds of line-of-credit $210,651 in the year ended December 31, 2001 and in the year ended December 31, 2002, there was a net repayment of line-of-credit of $269,317.

         An essential element of the Company's growth in the future, will be to obtain adequate additional working capital to meet anticipated market demand from personal computer users (business and personal) in Southern China. The Company anticipates most of its additional capital to come from equity sources.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as our bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong Kong. For the two years ended December 31, 2003 and 2002, we did not generate any material interest income. Accordingly, we believe that changes in interest rates may have a material effect on our liquidity, financial condition or results of operations.

IMPACT OF INFLATION

         We believe that our results of operations are not affected by moderate changes in inflation rates as we expect we will be able to pass along component price increases to our customers.

SEASONALITY

         We have not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which addresses certain implementation issues and allowed companies with certain types of variable interest entities to defer adoption of FIN 46R until the end of the first interim or annual reporting period ending after March 15, 2004. The Company is evaluating the impact of applying FIN 46R to its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). With certain exceptions, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces SFAS-132 of the same title which was previously issued in February 1998. The revised SFAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: SFAS-87, "Employers' Accounting for Pensions"; SFAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised SFAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of December 31, 2003 over the next five years and thereafter:

                               Payments by Period

--------------------------------------------------------------------------------

                                                    LESS
                                                    THAN         1-3          4-5      AFTER 5
                                      AMOUNT       1 YEAR       YEARS        YEARS      YEARS
                                      ------       ------       -----        -----      -----
Operating Leases ................       51,960       51,960         --           --      --
Convertible note payable ........      250,000      250,000         --           --      --
Long-term Debt ..................    1,078,834      884,131      181,229       13,474    --
                                    ----------   ----------   ----------   ----------   ----
    Total Contractual Obligations   $1,380,794   $1,186,091     $181,229      $13,474   $---
                                    ==========   ==========   ==========   ==========   ====

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments ACL uses in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

INVENTORY VALUATION. Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future

ALLOWANCE FOR DOUBTFUL ACCOUNTS. ACL maintains an allowance for doubtful accounts for estimated losses resulting from the inability of ACL's customers to make required payments. ACL's allowance for doubtful accounts is based on ACL's assessment of the collectibility of specific customer accounts, the aging of accounts receivable, ACL's history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or ACL's customers' actual defaults exceed ACL's historical experience, ACL's estimates could change and impact ACL's reported results.

STOCK-BASED COMPENSATION. ACL records stock-based compensation to outside consultants at fair market value as operating cost. ACL accounted for options/warrants to outside consultants under the fair value method on the date of grant using the Black-Scholes pricing method. This option valuation model requires input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of these options/warrants granted to outside consultants.

REVENUE RECOGNITION. The Company derives revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended (SAB
101). Computer memory resale revenue is recognized when products have been shipped and collection is probable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or own any market risk sensitive instruments entered into for trading purposes or for purposes other than trading purposes. All loans to us have been made at fixed interest rates and; accordingly, the market risk to us prior to maturity is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, as of December 31, 2003, and their biographical information are set forth below:

NAME                            AGE           POSITION

Chun-Lun Yang                   41            Chairman of the Board of Directors
                                              and Chief Executive Officer
Ben Wong                        40            Director
Kenneth Lap-Yin Chan            41            Chief Financial Officer

         CHUNG-LUN YANG, Chairman of the Board and Chief Executive Officer. Mr. Yang became a Director on September 30, 2003. Mr. Yang is the founder of Atlantic and has been a director of Atlantic since 1991. Mr. Yang was graduated from The Hong Kong Polytechnic in 1982 with a degree in electronic engineering. From October 1982 until April 1985, he was the sales engineer of Karin Electronics Supplies Ltd. From June 1986 until September 1991, he was Director of Sales (Samsung Components Distribution) of Evertech Holdings Limited, a Hong Kong based company. Mr. Yang has over 15 years' extensive experience in the electronics distribution business. Mr. Yang is also a member of The Institution of Electrical Engineers, United Kingdom.

         BEN WONG, Director. Mr. Wong became a Director on September 30, 2003. Since 1992, Mr. Wong has been the vice-president of Atlantic and is responsible for the purchasing, sales and marketing of Atlantic's products. Mr. Wong was graduated from the Chinese Culture University of Taiwan in 1986 with a Bachelor's Degree of Science in Mechanical Engineering.

         KENNETH LAP-YIN CHAN, Chief Financial Officer. Mr. Chan was appointed our Chief Financial Officer effective September 30, 2003. Mr. Chan has been with Atlantic since 2001 serving as Financial Controller. From 1998 to 2001, Mr. Chan worked for Standard Chartered Bank. Prior to September 2001, Mr. Chan worked for a number of other banks in Hong Kong, including Dao Heng Bank and Asia

Commercial Bank. He has more than 12 years of experience in corporate and commercial finance. Mr. Chan graduated from the University of Toronto in 1986 with a Bachelor's Degree in Commerce.

         Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director's successor has been elected and qualified. All of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of our directors and executive officers.

         The board of the Company does not have a Compensation Committee, an Audit Committee or a Nominating Committee. The board of the Company plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

         We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ACL. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2003 all Reporting Persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the two years ended December 31, 2003.

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------------
ANNUAL COMPENSATION                                                       LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------------------
(a)                      (b)       (c)         (d)           (e)         (f)        (g)             (h)           (i)
Name and                 Fiscal    Salary      Bonus         Other       Restrict-  Securities      LTIP          All Other
Principal Position       year                                Annual      ed Stock   Underlying      Payouts       Compensa-
                                                             Compen-     Awards     Options                       ation
--------------------------------------------------------------------------------------------------------------------------------
Jeffrey I. Green,        2003      $195,000     0             0           0           0              0             0
Former Director and      2002      $306,000     0             0           0           0              0             0
President(1)
--------------------------------------------------------------------------------------------------------------------------------
Phyllis Green, Former    2003      $160,367     0             0           0           0              0             0
Director and Executive   2002      $180,400     0             0           0           0              0             0
Administrator(2)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Chun-Lun Yang,           2003      $23,077      $624,462      $16,539     0           0              0             0
Chief Executive          2002      N/A          N/A           N/A         N/A         N/A            N/A           N/A
Officer and Chairman
of the Board(3)
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Green resigned effective September 9, 2003 upon the closing of the reorganization. Compensation includes amount up to September 30, 2003.
(2) Ms. Green resigned effective September 9, 2003 upon the closing of the reorganization. Compensation includes amount up to September 30, 2003.
(3) Mr. Yang was elected to be the Chief Executive Office of ACL upon the resignation of Mr. Jeffrey I. Green after the reverse-acquisition of Atlantic Components Ltd. Compensation information indicated above covers the salaries of $23,077 to Mr. Yang for the period from October 1 to December 31, 2003. Salaries for the full year totaled $92,308 for the year ended December 31, 2003. The Company accrued bonus of $624,462 and payable to Mr. Yang on September 30, 2003, effective date of the reverse-acquisition. Other annual compensation of $16,539 includes rent of $13,462 for Mr. Yang's personal residency and housing allowance of $3,077 for the period from October 1 to December 31, 2003.

OPTION GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

         No options were granted to executive officers of the Company during the fiscal year ended December 31, 2003. The Company does not have any stock option, retirement, pension or profit-sharing plans for the benefit of the directors, officers or other employees of the Company, but our board of directors may recommend the adoption of one or more such plans in the future.

                                       NUMBER OF SHARES
              SHARES        VALUE      UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-THE-MONEY
NAME          EXERCISED     REALIZED   OPTIONS AT YEAR-END       OPTIONS AT YEAR-END(1)
----          ---------     --------   ----------------------    ---------------------------------
N/A            N/A          N/A        N/A            N/A        N/A                       N/A

COMPENSATION OF DIRECTORS

         None of the current or former directors who served during the years ended December 31, 2003, 2002, and 2001 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

OPTIONS TO DIRECTORS

         No options were granted to directors during the fiscal year ended December 31, 2003. The Company does not have any stock option, retirement, pension or profit-sharing plans for the benefit of the directors, officers or other employees of the Company, but our board of directors may recommend the adoption of one or more such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2003 (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock (ii) each director, named executive officer and (iii) all executive officers and directors as a group. On such date, we had 27,829,936 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

NAME AND  ADDRESS OF                      SHARES OF COMMON STOCK     PERCENTAGE  OF CLASS
BENEFICIAL OWNER                            BENEFICIALLY OWNED       BENEFICIALLY OWNED(1)
--------------------                      ----------------------     ---------------------
Chung-Lun Yang                                   22,380,000                   80.4%
No. 78, 5th Street, Hong Lok Yuen,
Tai Po,  New Territories, Hong Kong

Ben Wong                                         0                             0.0%
19B, Tower 8, Bellagio,
33 Castle Peak Road, Sham Tseng,
New Territories, Hong Kong

Kenneth Lap-Yin Chan                             0                             0.0%
Flat B, 8/F., Block 19,
South Horizons,
Aplei Chau, Hong Kong

All Directors and Officers                       22,380,000                   80.4%
as a Group

-----------------------
(1) Calculated based upon 27,829,936 shares of common stock outstanding as of April 13, 2004.

         Except as otherwise set forth, information on the stock ownership of these persons was provided to the Company by the persons.

         The Company does not have any compensation plans or arrangements benefiting employees or non-employees under which equity securities of the Company are authorized for issuance in exchange for consideration in the form of good services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         As of December 31, 2003 and 2002, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of the Board of Directors of the Company, totaling $102,936, and $624,351, respectively. These advances bear no interest and are payable on demand.

         For the years ended December 31, 2003, 2002, and 2001, the Company recorded compensation to Mr. Yang of $716,770, $732,280, and $298,630, respectively, and paid $92,308, $92,308, and $92,308, respectively, to Mr. Yang as compensation to him. The respective unpaid amounts offset the amount due
(from) to stockholder/director as of December 31, 2002 and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Company paid rent of $53,846, $53,846, and $94,231 for Mr. Yang's personal residency as fringe benefits to him, and recorded such payments as compensation expense, and paid housing allowance to him in the amount of $12,308, $2,052, and $0, respectively.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Stonefield Josephson, Inc. for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Stonefield Josephson, Inc. during those periods.


                                                   FISCAL 2003      FISCAL 2002

Audit Fees (1)                                       $71,050           $   --

Audit Related Fees (2)                               $    --           $   --

Tax Fees (3)                                         $    --           $   --

All Other Fees (4)                                   $    --           $   --

Total                                                $    --           $   --

---------------
         (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.

         (2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no such fees in fiscal 2002 or 2003.

         (3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal 2002 or 2003.

         (4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal 2002 or 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

          (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

          (2) Schedule II - Valuation and Qualifying Accounts and Reserves

              The Schedule on page S-1 is filed as part of this report.

          (3)  List of Exhibits

          See Index to Exhibits in paragraph (c) below.

          The Exhibits are filed with or incorporated by reference in this report.

(b) REPORTS ON FORM 8-K. We filed the following current reports on Form 8-K during the last quarter of our fiscal year ended December 31, 2003 and the first quarter of our fiscal year ended March 31, 2004:

1. Form 8-K filed October 16, 2003 relating to items 1,2,5 and 7.
2. Form 8-K filed November 7, 2003 relating to items 4 and 7.
3. Form 8-K filed December 19, 2003 relating to items 5 and 7.
4. Form 8-K/A filed February 9, 2004 to the Form 8-K filed October 16, 2003 relating to item 7.
5. Form 8-K filed March 5, 2004 relating to item 12.
6. Form 8-K filed March 24, 2004 relating to items 5 and 7.
7. Form 8-K filed March 25, 2004 relating to items 5 and 7.
8. Form 8-K/A filed April 13, 2004 to the Form 8-K filed March 24, 2004 relating to items 7.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. We will furnish to our stockholders a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

EXHIBIT NO.   DESCRIPTION

3.1 Certificate of incorporation of the Company, together with all amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

3.2           By-Laws of the Company, as amended, incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement.

4.1(a)        Form of specimen certificate for common stock of the Company.*

10.1 Share Exchange and Reorganization Agreement, dated as of September 8, 2003, among Print Data Corp., Atlantic Components Limited and Mr. Chung-Lun Yang, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.2 Conveyance Agreement, dated as of September 30, 2003, between Print Data Corp. and New Print Data Corp., incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.3 Securities Purchase Agreement dated October 1, 2003 among Print Data Corp, Jeffery Green, Phyllis Green and Joel Green, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.4 Sales Restriction Agreement dated September 30, 2003 between Print Data Corp. and Phyllis Green, incorporated by reference to Exhibit
              10.4 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.5 Sales Restriction Agreement dated September 30, 2003 between Print Data Corp. and Jeffery Green, incorporated by reference to Exhibit
              10.5 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.6 Distribution Agreement dated May 1, 1993 by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited, incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.7 Renewal of Distributorship Agreement dated March 1, 2002 by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited, incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.8 Form of Note Subscription dated as of December 31, 2003 by and between the Company and Professional Traders Fund LLC, a New York limited liability company ("PTF"), incorporated by reference to
              Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.9 Form of 12% Senior Subordinated Convertible Note due December 31, 2004 in the aggregate principal amount of $250,000 issued by the Company to PTF, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.10 Form of Limited Guaranty and Security Agreement, dated as of December 31, 2003 by and among, the Company, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.11 Form of Stock Purchase and Escrow Agreement dated as of December 31, 2003, by and among, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., and the law firm of Sullivan & Worcester LLP, as escrow agent, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.12 Form of Letter Agreement dated as of December 31, 2003 by and between the Registrant and PTF, incorporated by reference to
              Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.13 Letter of Intent, dated December 29, 2003, between the Company and Classic Electronics, Ltd., incorporated by reference to Exhibit
              10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 25, 2004.

10.14 Note Subscription dated as of December 31, 2003 by and between the Company and Professional Traders Fund LLC, a New York limited liability company ("PTF"), incorporated by reference to Exhibit
              10.6 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.15 12% Senior Subordinated Convertible Note due December 31, 2004 in the aggregate principal amount of $250,000 issued by the Company to PTF, incorporated by reference to Exhibit 10.7 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.16 Limited Guaranty and Security Agreement, dated as of December 31, 2003 by and among, the Company, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., incorporated by reference to Exhibit 10.8 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.17 Stock Purchase and Escrow Agreement dated as of December 31, 2003, by and among, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., and the law firm of Sullivan & Worcester LLP, as escrow agent, incorporated by reference to Exhibit 10.9 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.18 Letter Agreement dated as of December 31, 2003 by and between the Registrant and PTF, incorporated by reference to Exhibit 10.10 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

14            Code of Business Conduct and Ethics of the Company*

21 Subsidiaries of the Company Atlantic Components Limited, a Hong Kong corporation Alpha Perform Technologies Limited, a British Virgin Islands corporation

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ACL SEMICONDUCTORS INC.

                         By: /s/ Chung-Lun Yang
                             -------------------------------
                             Chung-Lun Yang
                             Chief Executive Officer

                             Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       -----
/s/ Chung-Lun Yang                          Chief Executive                             April 14, 2004
----------------------------                Officer and Chairman of the
Chung-Lun  Yang                             Board of Directors
                                            (Principal Executive
                                            Officer)

/s/ Kenneth Lap-Yin Chan                    Chief Financial Officer,                    April 14, 2004
----------------------------                (Principal Financial and Accounting
Kenneth Lap-Yin Chan                         Officer)

/s/ Ben Wong                                Director                                    April 14, 2004
----------------------------
Ben Wong

                                   SCHEDULE II

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 2003, 2002 and 2001

                                                                   Balance           Charged                             Balance
                                                               at the Beginning     to Costs                            at the End
                                                                 of the Year      and Expenses        Deductions        of the Year
                                                               ---------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2001                                            --            205,166                 --             205,166
Year ended December 31, 2002                                       205,166                 --           (205,166)                 --
Year ended December 31, 2003                                            --            128,598           (128,598)                 --

INVENTORY OBSOLESCENCE RESERVE:
Year ended December 31, 2001                                            --            512,821                 --             512,821
Year ended December 31, 2002                                       512,821                 --           (412,821)            100,000
Year ended December 31, 2003                                       100,000             50,590                 --             150,590

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
(FORMERLY PRINT DATA CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND

THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

WITH INDEPENDENT AUDITORS' REPORT

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002
               AND THE THREE YEAR RECORD ENDED DECEMBER 31, 2002
                       WITH INDEPENDENT AUDITORS' REPORT

Index                                                                       Page
-----                                                                       ----
INDEPENDENT AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS:
  Consolidated Balance Sheets                                               F-2
  Consolidated Statements of Operations                                     F-3
  Consolidated Statements of Stockholders' Equity (Deficit)                 F-4
  Consolidated Statements of Cash Flows                                F-5 - F-6
  Notes to Consolidated Financial Statements                          F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheets of ACL Semiconductors Inc. and Subsidiaries (formerly Print Data Corp.) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACL Semiconductors Inc. and Subsidiaries (formerly Print Data Corp.) as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 2, 2004

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)

                           CONSOLIDATED BALANCE SHEETS

                         ASSETS

                                                                                                     December 31,
                                                                                             2003                  2002
                                                                                         -----------           -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $ 467,074             $ 178,937
     Accounts receivable, net of allowance
       for doubtful accounts of $0 for 2003 and 2002                                         880,361             1,084,116
     Accounts receivable, related parties                                                  5,481,192             5,243,626
     Inventories, net                                                                      1,327,120               302,089
     Other current assets                                                                     10,679                11,100
                                                                                         -----------           -----------
           Total current assets                                                            8,166,426             6,819,868

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                                                   54,382                45,301

ACQUISITION DEPOSITS                                                                       1,000,000                     -
OTHER DEPOSITS                                                                               350,000               350,000
                                                                                         -----------           -----------
                                                                                         $ 9,570,808           $ 7,215,169
                                                                                         ===========           ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                    $ 5,037,304           $ 3,815,645
     Accrued expenses                                                                        140,369               159,149
     Lines of credit and loan facilities                                                   2,158,984             1,992,574
     Current portion of long-term debt                                                       884,131               710,094
     Convertible note payable, net of unamortized discount of
       $250,000 as of December 31, 2003                                                           --                    --
     Income tax payable                                                                      177,645                58,938
     Other current liabilities                                                                22,555                26,693
                                                                                         -----------           -----------
           Total current liabilities                                                       8,420,988             6,763,093

Long-term debt, less current portion                                                         194,703             1,071,503
                                                                                         -----------           -----------
           Total liabilities                                                               8,615,691             7,834,596
                                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES                                                                     --                    --

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $0.001 par value, 50,000,000 shares
       authorized, 27,829,936 in 2003 and 22,380,000 in 2002 issued                           27,830                22,380
       and outstanding
     Additional paid-in capital                                                            3,360,405               362,235
     Amount due from stockholder/director                                                   (102,936)             (624,351)
     Accumulated deficit                                                                  (2,330,182)             (379,691)
                                                                                         -----------           -----------
           Total stockholders' equity (deficit)                                              955,117              (619,427)
                                                                                         -----------           -----------
                                                                                         $ 9,570,808           $ 7,215,169
                                                                                         ===========           ===========

                The accompanying notes form an integral part of
                     these consolidated financial statements

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                2003                  2002                  2001
                                                                           ------------          ------------          ------------
NET SALES:
     Related parties                                                       $ 16,126,175          $ 10,644,308          $  7,959,851
     Other                                                                   56,698,071            74,930,372            54,267,148
     Less discounts to customers                                               (151,449)             (231,431)             (563,790)
                                                                           ------------          ------------          ------------

                                                                             72,672,797            85,343,249            61,663,209

COST OF SALES                                                                68,214,587            81,591,046            58,513,506
                                                                           ------------          ------------          ------------

GROSS PROFIT                                                                  4,458,210             3,752,203             3,149,703

OPERATING EXPENSES:
     Selling                                                                    149,364               204,837               261,757
     General and administrative                                               2,571,147             2,225,205             2,289,165
     Merger cost                                                              2,753,620                    --                    --
                                                                           ------------          ------------          ------------

INCOME (LOSS) FROM OPERATIONS                                                (1,015,921)            1,322,161               598,781

OTHER INCOME (EXPENSES):
     Interest expense                                                          (166,509)             (213,589)             (355,054)
     Gain on disposal of property and equipment                                   7,228                    --                    --
     Miscellaneous                                                                3,398               (10,640)               (5,435)
                                                                           ------------          ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                                            (1,171,804)            1,097,932               238,292

INCOME TAXES                                                                    265,866               111,056                    --
                                                                           ------------          ------------          ------------

NET INCOME (LOSS)                                                          $ (1,437,670)         $    986,876          $    238,292
                                                                           ============          ============          ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                              $      (0.06)         $       0.04          $       0.01
                                                                           ============          ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES -
   BASIC AND DILUTED                                                         23,753,682            22,380,000            22,380,000
                                                                           ============          ============          ============

                The accompanying notes form an integral part of
                     these consolidated financial statements

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

0                                                    Common stock            Additional     Due from                       Total
                                             ------------------------       paid-in      stockholder/  Accumulated   stockholders'
                                              Shares          Amount        capital       director       deficit    equity (deficit)
                                             ----------       -------      -----------   ------------  -----------  ----------------
Balance at December 31, 2000                 22,380,000   $    22,380   $   362,235    $  (741,396)   $(1,604,859)   $(1,961,640)


Net decrease in due from stockholder/
  director                                           --            --            --         61,911             --         61,911


Net income                                                                                                238,292        238,292
                                            -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2001                 22,380,000   $    22,380   $   362,235    $  (679,485)   $(1,366,567)   $(1,661,437)

Net decrease in due from stockholder
  director                                           --            --            --         55,134             --         55,134

Net income                                           --            --            --             --        986,876        986,876
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002                 22,380,000   $    22,380   $   362,235    $  (624,351)   $  (379,691)   $  (619,427)

Reverse acquisition between
  ACL Semiconductors Inc.
  (formerly Print Data Corp.) and
  Atlantic Components Ltd.                    2,829,936         2,830        (2,830)            --             --             --

Issuance of common stock to consultants
  related to reverse-acquisition              2,620,000         2,620     2,751,000             --             --      2,753,620


Dividend declared                                    --            --            --             --       (512,821)      (512,821)

Intrinsic value for beneficial conversion
  feature on convertible note payable                --            --       250,000             --             --        250,000

Net decrease in due from stockholder
  director                                           --            --            --        521,415             --        521,415

Net loss                                             --            --            --             --     (1,437,670)    (1,437,670)
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                 27,829,936   $    27,830   $ 3,360,405    $  (102,936)   $(2,330,182)   $   955,117
                                            ===========   ===========   ===========    ===========    ===========    ===========

The accompanying notes form an integral part of these consolidated financial statements

                                 ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                                       (FORMERLY PRINT DATA CORP.)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                Years ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2003                 2002                2001
                                                                                -----------            --------            --------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Net income (loss)                                                          $(1,437,670)         $  986,876          $  238,292
                                                                                -----------          ----------          ----------
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
       CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
           Depreciation and amortization                                             15,230              23,571              19,345
           Bad debt                                                                 128,598                  --             205,166
           Change in inventory reserve                                               50,590            (412,821)            512,821
           Gain on disposal of property and equipment                                (7,228)                 --                  --
           Merger cost                                                            2,753,620                  --                  --
           Reduction of receivable due from stockholder/
             director as additional compensation                                    624,462             639,972             206,322

     CHANGES IN ASSETS AND LIABILITIES:
        (INCREASE) DECREASE IN ASSETS
           Accounts receivable - other                                               75,157             320,412               4,012
           Accounts receivable - related parties                                 (2,661,158)           (177,044)         (2,626,545)
           Inventories                                                           (1,075,621)            663,905             (96,352)
           Recoverable income taxes                                                      --             280,903            (280,903)
           Other current assets                                                         421                 700             302,525
           Deposits                                                                      --            (350,000)                 --

        INCREASE (DECREASE) IN LIABILITIES
           Accounts payable                                                       1,221,659            (452,519)          1,926,270
           Accrued expenses                                                         (18,780)             46,820             (12,886)
           Income tax payable                                                       118,707              58,938                  --
           Other current liabilities                                                 (4,138)               (419)           (264,097)
                                                                                -----------          ----------          ----------
              Total adjustments                                                   1,221,519             642,418            (104,322)
                                                                                -----------          ----------          ----------
              Net cash provided by (used for)
                operating activities                                               (216,151)          1,629,294             133,970
                                                                                -----------          ----------          ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
     (Loans) to/repayments from stockholders                                        807,724            (584,838)           (144,411)
     Proceeds received from sale of automobile                                       25,641                  --                  --
     Purchases of property, equipment and improvements                              (42,724)            (11,007)            (22,551)
                                                                                -----------          ----------          ----------
              Net cash provided by (used for)
                investing activities                                                790,641            (595,845)           (166,962)
                                                                                -----------          ----------          ----------

The accompanying notes form an integral part of these consolidated financial statements

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                Years ended December 31,
                                                                                  --------------------------------------------------
                                                                                      2003                2002               2001
                                                                                  -----------        -----------        -----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
     Proceeds (repayments) on lines of credit and
       notes payable                                                                  166,410           (269,317)           210,651
     Cash proceeds from issuance of convertible note payable                          250,000                 --                 --
     Principal payments on long-term debt                                            (702,763)          (639,732)          (459,549)
                                                                                  -----------        -----------        -----------
            Net cash used for financing activities                                   (286,353)          (909,049)          (248,898)
                                                                                  -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  288,137            124,400           (281,890)

CASH AND CASH EQUIVALENTS, beginning of year                                          178,937             54,537            336,427

CASH AND CASH EQUIVALENTS, end of year                                            $   467,074        $   178,937        $    54,537
                                                                                  ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                $   166,509        $   213,589        $   355,054
                                                                                  ===========        ===========        ===========
     Income tax paid                                                              $   147,159        $    67,418        $   280,903
                                                                                  ===========        ===========        ===========
NON-CASH ACTIVITIES:
     Reduction of accounts receivable from related party as
       acquisition deposit                                                        $ 1,000,000        $        --        $        --
                                                                                  ===========        ===========        ===========
     Reduction of accounts receivable from related parties
       for assumed liability due stockholder/director                             $ 1,423,592        $        --        $        --
                                                                                  ===========        ===========        ===========
     Dividend to stockholder of Atlantic Components Ltd.
       prior to reverse-acquisition to increase payable to
       stockholder/director                                                       $   512,821        $        --        $        --
                                                                                  ===========        ===========        ===========

The accompanying notes form an integral part of these consolidated financial statements

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                          (FORMERLY PRINT DATA CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND BASIS OF PRESENTATION:

                  On September 8, 2003, ACL Semiconductors Inc. (formerly Print Data Corp.) ("ACL") entered into a Share Exchange and Reorganization Agreement with Atlantic Components Ltd. ("Atlantic"), a Hong Kong based company, and Mr. Chung-Lun Yang ("Mr. Yang"), the then sole beneficial stockholder of Atlantic. Under the terms of the agreement, ACL issued 22,380,000 of its shares to Mr. Chung-Lun Yang and 2,620,000 of its shares to certain financial advisors in exchange for 100% of the issued and outstanding shares of Atlantic's capital stock. The Company recorded an expense of $2,753,620 related to the issuance of 2,620,000 shares of its common stock to these advisors, which was computed based on the quoted market price of $1.05 on September 30, 2003, the effective date of the merger and was classified as merger cost in the accompanying consolidated statements of operations for the year ended December 31, 2003.

                  The share exchange agreement closed and became effective on September 30, 2003. Upon the completion of this transaction, Atlantic became the wholly owned subsidiary of ACL, and Mr. Yang became the owner of approximately 80% of ACL's issued and outstanding shares of common stock. In addition, ACL's directors and officers resigned and were replaced by directors and officers of Atlantic. For accounting purposes, the acquisition was accounted for as a reverse-acquisition, whereby Atlantic was deemed to have acquired ACL. Because the acquisition was accounted for as a purchase of ACL, the historical financial statements of Atlantic became the historical financial statements of ACL after this transaction. The accompanying consolidated statements of operations for the year ended December 31, 2003 include the operating results of Atlantic up to September 30, 2003, the closing date of the acquisition, and the operating results of ACL from October 1, 2003 to December 31, 2003. In accounting for this transaction:

                  o Atlantic is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to the acquisition, its net assets have been included in the consolidated balance sheets at their historical book values and the results of operations of Atlantic have been presented for the comparative prior years ended December 31, 2002 and 2001.

                  o Control of the net assets and operations of ACL was acquired effective September 30, 2003. The Company accounted for this transaction as a purchase of the assets and liabilities of ACL. The historical cost of the net assets assumed was $0.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED:

                  In connection with this transaction, ACL entered into a Conveyance Agreement on September 30, 2003 with New Print Data Corp. ("NewCo"). Under the terms of this agreement, effective September 30, 2003, ACL conveyed its historic operations of providing supplies used in a computer or office environment to NewCo, by assigning all of the assets and liabilities related to such operations to NewCo which accepted the assignment and assumed all such liabilities in exchange for 1,000,000 shares of common stock of NewCo.

                  On October 1, 2003, Print Data Corp. entered into a Securities Purchase Agreement with the holders of Print Data Corp.'s Series A Preferred Stock. Under the terms of this agreement, Print Data Corp. sold its 1,000,000 shares of NewCo common stock in exchange for the cancellation of the issued and outstanding 500,400 shares of ACL's Series A Preferred Stock (representing 100% of Print Data Corp.'s issued and outstanding preferred stock previously held by three preferred stockholders). This transaction was reflected in the accompanying consolidated balance sheet as if the transaction took place on September 30, 2003.

                  On December 16, 2003, Print Data Corp. filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Print Data Corp. to ACL Semiconductors Inc.

         BUSINESS ACTIVITY:

                  ACL Semiconductors Inc. (formerly Print Data Corp.) ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited, a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CURRENCY REPORTING:

                  Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company's operations, is reported in Hong Kong dollars ("HKD"). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2003, 2002, and 2001 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates.

                  For the purpose of preparing these consolidated financial statements, the financial statements of Atlantic reported in HKD have been translated into United States Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the two countries.

         CONSOLIDATION POLICY:

                  The consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its wholly owned subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

         REVENUE RECOGNITION:

                  Product sales are recognized when products are shipped to customers, title passes and collection is reasonably assured. Provisions for discounts to customers, estimated returns and allowances and other price adjustments are provided for in the same periods the related revenue is recorded which are deducted from the gross sales.

         USE OF ESTIMATES:

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue recognition, allowance for doubtful accounts, long lived assets impairment, inventory, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CASH AND CASH EQUIVALENTS:

                  For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2003 or 2002.

         ACCOUNTS RECEIVABLE:

                  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 at December 31, 2003 and 2002.

         INVENTORIES:

                  Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increased by $50,590 for 2003 and was decreased by $412,821 for 2002. Inventory obsolescence reserve totaled $150,590 and $100,000 as of December 31, 2003 and 2002, respectively.

         PROPERTY, EQUIPMENT AND IMPROVEMENTS:

                  Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic lives or the lease terms.

                  The  estimated  service  lives  of  property,   equipment  and
                  improvements are as follows:

                       Automobile                                  3 1/3 years
                       Office equipment                            5 years
                       Leasehold improvements                      5 years
                       Computers                                   5 years

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         LONG-LIVED ASSETS:

                  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. The Company determined that there was no impairment of long-lived assets as of December 31, 2003 and 2002.

         ADVERTISING:

                  The Company expenses advertising costs when incurred. Advertising expense totaled $3,567, $24,580, and $42,738 for the years ended December 31, 2003, 2002, and 2001, respectively.

         INCOME TAXES:

                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  The carrying amount of the Company's cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003, 2002, and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

         BASIC AND DILUTED EARNINGS PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has 346,580 shares of common stock equivalents upon conversion of the convertible note payable. These common stock equivalents were excluded from the computation of diluted earnings per share as their effect is antidilutive. As of December 31, 2002 and 2001, the Company did not have any dilutive common stock equivalents.

         SEGMENT REPORTING:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2003, 2002, and 2001, all sales have been derived from Hong Kong and the South East Asia region.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS:

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                  In  December  2002,   the  FASB  issued   Statement  No.  148,
                  "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which addresses certain implementation issues and allowed companies with certain types of variable interest entities to defer adoption of FIN 46R until the end of the first interim or annual reporting period ending after March 15, 2004. The Company is evaluating the impact of applying FIN 46R to its consolidated financial statements.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). With certain exceptions, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces SFAS 132 of the same title which was previously issued in February 1998. The revised SFAS 132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: SFAS 87, "Employers' Accounting for Pensions;" SFAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

(2)      PROPERTY, EQUIPMENT AND IMPROVEMENTS:

         A summary is as follows:

                                                                                             2003            2002
                                                                                          ----------      ---------
               Office equipment                                                           $   45,907      $  38,821
               Leasehold improvements                                                          2,346          2,346
               Furniture and fixtures                                                          3,843          1,538
               Automobile                                                                     53,281         58,408
                                                                                          ----------      ---------

                                                                                             105,377        101,113
               Less accumulated depreciation and amortization                                 50,995         55,812
                                                                                          ----------      ---------

                                                                                          $   54,382      $  45,301
                                                                                          ==========      =========

         Depreciation and amortization expense for property, equipment, and improvements amounted to $15,230, $23,571, and $19,345, for the years ended December 31, 2003, 2002, and 2001, respectively.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(3)      REVOLVING LINES OF CREDIT AND LOAN FACILITIES:

         The Company has a $738,461 revolving line of credit with a bank with an outstanding balance of $737,000 at December 31, 2003 and $737,785 at December 31, 2002. For borrowings in Hong Kong dollars, the line of credit bears interest at the greater of (1) 0.5% over Hong Kong dollar prime rate or (2) 1% over the Hong Kong Interbank Offer Rate ("HIBOR".), or 5.5% as of December 31, 2003 and 2002. Weighted average interest rate approximated 5.5% for 2003 and 5% for 2002. For borrowings in foreign currency, the line of credit carries interest of 0.5% over the Base Rate. The line matures on September 30, 2004.

         The Company has a $248,718 revolving line of credit with a bank with an outstanding balance of $247,984 at December 31, 2003 and $244,789 at December 31, 2002. The line of credit bears interest at the greater of
         (1) 1% over Hong Kong dollar prime rate or (2) 1% over HIBOR, or 6% as of December 31, 2003 and 2002. Weighted average interest rate approximated 6% for 2003 and 5.5% for 2002. The line matured on September 30, 2004.

         The Company has import loan facilities totaling $1,282,051 with a bank with an outstanding balance of $1,174,000 at December 31, 2003 and $1,010,000 at December 31, 2002. For borrowings in Hong Kong dollars, the import loan facilities bear interest at 0.5% per annum over the bank's best lending rate and are payable monthly, or 5.5% as of December 31, 2003 and 2002. Weighted average interest rate approximated 5.5% for 2003 and 5% for 2002. This loan is due on demand.

         See Note 5 for the details for the security, collateral and guarantees under the debenture deed dated April 20, 2001.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(4)      CONVERTIBLE NOTE PAYABLE:

         On December 31, 2003, the Company issued a 12% subordinated convertible note in the amount of $250,000 to a financing company. The borrowing amount is due and payable on December 31, 2004. The interest is payable in arrears on March 31, June 30, September 30, and December 31, 2004. In the event of default on principal and interest payments, interest is accrued at a rate of 15% on and after the date of the default, and the Company is obligated to pay a default penalty equal to 30% of the unpaid principal and interest. At the option of the debt holder, such unpaid principal, interest and default penalty can be paid with shares of the Company's common stock at conversion price, which is defined in the following paragraph.

         The holder of this note, at its option, can convert the outstanding balance of the debt into shares of common stock at the conversion price, which is defined as 40% of the average closing price of the stock three trading days immediately prior to the Notice of Conversion date or the interest payment date or the debt maturity date. The conversion price shall not in any case exceed $1. At December 31, 2003, the note is convertible into 346,580 shares of the Company's common stock.

         In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt, and accordingly the debt is $0 at December 31, 2003, net of the unamortized discount. Amortization of discount was immaterial for the year ended December 31, 2003. Any unamortized debt discount related to the beneficial conversion feature will be accreted as interest expense.

         Pursuant to the terms of a Limited Guarantee and Security Agreement, the debt is guaranteed by 1.2 million shares of the Company's common stock beneficially owned by three shareholders of which 700,000 are restricted shares and 500,000 are freely traded shares.

         The Company has agreed to file a registration statement for the conversion shares within 60 days of the funding of the note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the note. If the Company fails to meet either of such timelines, a 1% penalty per month on the funded amount of the note will be levied against the Company. As of April 2, 2004, the Company has not yet filed such registration statement for the conversion shares. Accordingly, the Company is incurring a 1% penalty per month on the funded amount of the note.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(5)      LONG-TERM DEBT:

         A summary is as follows as of December 31:

                                                                                                  2003              2002
                                                                                                  ----              ----
              Installment  loan  carrying  an  interest  of 0.75% over Hong Kong dollar  Prime  Rate  (5.75%  at  December  31,  2003 and  5.75% at
              December 31, 2002) to a bank  payable in monthly  installments  of
              $4,535 including interest through April 2007                                  $    160,961    $    204,747

              Installment  loan carrying an interest of 1% over Hong Kong dollar
              Prime Rate (6% at December  31, 2003 and 6% at December  31, 2002)
              to a bank  payable in  monthly  installments  of $7,723  including
              interest through June 2004                                                          45,540         125,572

              Term loan  carrying  an  interest  of 0.75% over the  bank's  best lending rate (5.75% at December 31, 2003 and 5.75% at December 31,
              2002)  to a  bank  payable  in  monthly  installments  of  $35,897
              including interest through June 2005                                               453,827         846,188

              Accrued interest on previous term  loan  which  was converted to a
              term loan carrying 0% to a bank, unpaid amount due June 2005                       156,825         156,825

              Term loan  carrying  an  interest  of 0.75% over Hong Kong  dollar
              Prime Rate (5.75% at December  31, 2003 and 5.75% at December  31,
              2002) to a bank payable in monthly installments including interest at the  following  schedule:  $13,718 from May 2001 to April 2002,
              $16,410  from  May 2002 to April  2003,  $19,103  from May 2003 to
              April 2004, $21,923 from May 2004 to March 2005, and the remaining
              balance due April 2005                                                             261,681         448,265
                                                                                             -----------     -----------
                                                                                               1,078,834       1,781,597
              Less current maturities                                                            884,131         710,094
                                                                                            ------------    ------------
                                                                                            $    194,703    $  1,071,503
                                                                                            ============    ============

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(5)      LONG-TERM DEBT, CONTINUED:

         With respect to all of the above referenced debt and credit arrangements in Note 3, pursuant to a debenture deed dated April 20, 2001, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited, and DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited) for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

         1. a personal guarantee given by Mr. Alan Chung-Lun Yang ("Mr. Yang") limited to approximately US$6,900,000 to The Hong Kong and Shanghai Banking Corporation Limited;

         2. a security interest in a residential property located in Hong Kong owned by an independent third party together with a joint and several guarantee given by Mr. Yang and an ex-director of the Company to DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited); and

         3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $1,000,000 and a personal guarantee to Dah Sing Bank Limited.

         A summary of the maturities of long-term debt at December 31, 2003 follows:

              Year ending December 31,

                  2004                                              $    884,131
                  2005                                                   129,221
                  2006                                                    52,008
                  2007                                                    13,474
                  Thereafter                                                  --
                                                                    ------------
                                                                    $  1,078,834
                                                                    ============
(6)      INCOME TAXES:

         Income tax provision amounted to $265,866 for 2003, $111,056 for 2002 and $0 for 2001 (an effective rate of -23% for 2003, 10% for 2002 and 0% for 2001). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(6)      INCOME TAXES, CONTINUED:

                                                                         2003                  2002                   2001
                                                                         ----                  ----                   ----
         Computed tax at federal statutory rate                   $     (398,414)       $     373,297          $      81,019

         Non-deductible merger cost                                      936,231                   --                     --
         Tax rate differential on foreign earnings of
         Atlantic Components Ltd. ("Atlantic"), a Hong Kong
         based company                                                   (89,247)            (197,628)               (42,893)

         Earnings on Alpha Perform Technology Limited
         ("Alpha"), a British Virgin Islands  ("BVI") Company
         not subject to corporate income tax                            (353,914)                  --                     --

         Utilization of net operating loss carryforward                       --                   --                (60,909)
         Provision for tax liabilities on procurement service
         fee income to Alpha                                             150,000                   --                     --

         Other                                                            21,210              (64,613)                22,783
                                                                  --------------        -------------          -------------

                                                                  $      265,866        $     111,056          $          --
                                                                  ==============        =============          =============

         The income tax provision consists of the following components:

                                                                         2003                  2002                  2001
                                                                         ----                  ----                  ----

         Federal                                                  $           --        $          --          $          --
         Foreign                                                         265,866              111,056                     --
                                                                  --------------        -------------          -------------

                                                                  $      265,866        $     111,056          $          --
                                                                  ==============        =============          =============

         As of December 31, 2003, 2002, and 2001, there are no material amounts of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The Company's Hong Kong subsidiary, Atlantic, paid a procurement fee to the Company's subsidiary, Alpha in BVI, and allocated certain expenses incurred outside Hong Kong. Procurement fee income net of such expenses totaled approximately $1,000,000, which is not subject to corporate tax in Hong Kong or BVI. However, such procurement service fee income or income net of related expenses may be subject to corporate income tax in the People's Republic of China. Based on the analysis of its tax counsel, the Company accrued approximately $150,000 for such potential tax liabilities.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(7)      CONCENTRATIONS:

         The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Co., Ltd. ("Samsung"), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung's distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company's inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on March 1, 2004. As of April 2, 2004, the Company is still in negotiation with Samsung regarding the terms and such agreement has not yet been renewed.

         The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 84%, 94%, and 100% of materials from Samsung for the years ended December 31, 2003, 2002, and 2001, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 5 for details for Mr. Yang's support of the Company's banking facilities. At December 31, 2003 and 2002, included in accounts payable were $2,551,823 and $1,159,257, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company's business.

         During the years ended December 31, 2003, 2002, and 2001, 23%, 12%, and 7%, respectively, of the sales were generated from Classic Electronic Ltd. ("Classic"), a related party (see Note 10 for additional discussion of related party transactions). As of December 31, 2003 and 2002, accounts receivable included $5,289,626 and $5,243,626, respectively, due from Classic, which represented 83% and 83%, respectively, of the total accounts receivable.

         As of December 31, 2003 and 2002, Samsung has withheld a total of $350,000 commission due to the Company as deposits. Per a letter sent by Samsung in May 1, 2001, the deposits will be released upon further agreement between Samsung and the Company. Subsequent to this letter, no further discussion regarding this matter was made. The Company believes the amount is fully recoverable.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(8)      RETIREMENT PLAN:

         Under the Mandatory Provident Fund ("MPF") Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees' earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees' election, their employers must contribute 5% of the employees' income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees' accounts. The contributions must be invested and accumulated until the employees' retirement. The Company contributed and expensed $16,129 for 2003, $15,611 for 2002, and $39,764 for 2001.

(9)      COMMITMENTS:

         The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2003:

                                                              Related Party        Other             Total
                                                              -------------    -------------     -------------
              Year ending December 31,
                  2004                                        $      45,192    $       6,768     $      51,960
                  Thereafter                                             --               --                --
                                                              -------------    -------------     -------------

                             Total                            $      45,192    $       6,768     $      51,960
                                                              =============    =============     =============

         All leases expire prior to January 2005. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2003. Rent expense for the years ended December 31, 2003, 2002, and 2001 totaled $106,612, $100,229, and
         $131,572, respectively.

(10)     RELATED PARTY TRANSACTIONS:

         TRANSACTIONS WITH MR. YANG

         As of December 31, 2003 and 2002, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of the Board of
         Directors of the Company, totaling $102,936, and $624,351, respectively. These advances bear no interest and are payable on demand.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(10)     RELATED PARTY TRANSACTIONS, CONTINUED:

         For the years ended December 31, 2003, 2002, and 2001, the Company recorded compensation to Mr. Yang of $716,770, $732,280, and $298,630, respectively, and paid $92,308 for each of the three-year period ended December 31, 2003, to Mr. Yang as compensation to him. The respective unpaid amounts are included in the amount due (from) to stockholder/director as of December 31, 2003 and 2002.

         During each of the years ended December 31, 2003, 2002, and 2001, the Company paid rent of $53,846, $53,846, and $94,231 for Mr. Yang's personal residency as fringe benefits to him, and paid housing allowance to him in the amount of $12,308, $2,052, and $0, respectively. All such payments have been recorded as compensation expense in the accompanying financial statements.

         TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

         During the years ended December 31, 2003, 2002, and 2001, the Company sold $15,224,745, $10,007,267, and $5,665,945, respectively, to Classic
         Electronic Ltd. ("Classic"). The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to the Company's lenders up to $10 million outstanding accounts receivable from Classic.

         During the years ended December 31, 2003, 2002, and 2001, the Company purchased inventory of $4,159,300, $3,266,005, and $0, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2003 and 2002, the Company had net outstanding accounts receivable from Classic totaling $5,289,626 and $5,243,626, respectively.

         The Company leased two of its facilities and Mr. Yang's personal residency from Classic. Lease agreements for the two facilities expire on November 30, 2004 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2004. Monthly lease payments for these 3 leases totaled $7,372. The Company incurred and paid rent expense of $56,731, $53,846, and $94,231 to Classic for the years ended December 31, 2003, 2002, and 2001, respectively.

         During the years ended December 31, 2003, 2002, and 2001, certain Classic's employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic's operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $248,000 for 2003, $310,000 for 2002, and $310,000 for 2001.

         Classic maintains a bank account for which the bank does not charge fees on transactions in US dollars. As a result, Classic collected certain accounts receivable from Atlantic's customers on behalf of Atlantic if the accounts receivable needed to be settled in US dollars, at no charge to Atlantic.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(10)     RELATED PARTY TRANSACTIONS, CONTINUED:

         In December 2003, the Company entered into a Letter of Intent to acquire 51% interest of Classic (see Note 12). As part of the terms, the Company agreed to make a purchase deposit of $1,000,000 related to this purchase. The Company reduced its accounts receivable by $1,000,000 from Classic and is reflected as acquisition deposits on the accompanying consolidated balance sheet at December 31, 2003.

         In December 2003, the Company relieved its account receivable from Classic by transferring $1,048,604 of outstanding amounts it owed to its stockholder/director.

         Effective September 30, 2003, Mr. Ben Wong, a director and shareholder of Classic, was elected as a director of the Company.

         TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

         During the years ended December 31, 2003, 2002, and 2001, the Company sold $901,430, $616,305, and $0, respectively, to ACL Technology Pte Ltd. ("ACLT"), a company owned 100% by Mr. Yang. Outstanding accounts receivable totaled $191,566 and $0 as of December 31, 2003 and 2002, respectively. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2003, 2002, and 2001, the Company purchased inventories of $700,126, $401,676, and $0, respectively, from ACLT. As of December 31, 2003 and 2002, there were no outstanding accounts payable to ACLT.

         During  2002,  the  Company  sold  inventory  previously  reserved  for
         obsolescence   to  ACLT.   The   inventory  had  an  original  cost  of
         approximately $300,000 and was sold to ACLT at a substantial discount.

         In December 2003, the Company relieved its account receivable from ACLT by transferring $374,988 of outstanding amounts it owed to its stockholder/director.

         TRANSACTIONS WITH KADATCO COMPANY LTD.

         During the years ended December 31, 2003, 2002, and 2001, the Company sold $0, $20,736, and $2,293,906, respectively, to Kadatco Company Ltd. ("Kadatco"), a company owned 100% by Mr. Yang. Outstanding accounts receivable totaled $0 as of December 31, 2003 and 2002. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2003, 2002, and 2001, the Company purchased $0, $11,340, and $148,595, respectively, from Kadatco. As of December 31, 2003 and 2002, there were no outstanding accounts payable to Kadatco.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                           (FORMERLY PRINT DATA CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2003


(11)     QUARTERLY INFORMATION (UNAUDITED):

         The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                 (dollars in thousands except per share data)
                                      -------------------------------------------------------------------
                                           TOTAL        FOURTH        THIRD        SECOND        FIRST
                                           -----        ------        -----        ------        -----
2003
----
Total net sales                           $72,673       $20,212      $20,301       $17,081       $15,079
Gross profit                               $4,458        $1,037       $1,750          $844          $827
Net income (loss)                        $(1,438)          $351     $(2,190)          $217          $184
Net income (loss) per share:
     basic and diluted                    $(0.06)         $0.01      $(0.10)         $0.01         $0.01

2002
----
Total net sales                           $85,343       $16,559      $22,147       $22,406       $24,231
Gross profit                               $3,752          $388       $1,039        $2,685        $(359)
Net income (loss)                            $987          $356          $73        $1,943      $(1,385)
Net income (loss) per share:
     basic and diluted                      $0.04         $0.02        $0.00         $0.09       $(0.06)

(12)     SUBSEQUENT EVENT (UNAUDITED):

         On March 4, 2004, the Company announced that on December 29, 2003, the Company entered into a Letter of Intent to acquire 51% of Classic Electronic Ltd. ("Classic"), a related party. Under the initial terms of the Letter of Intent, the Company agreed to make cash payments of $5 million and issue 5,000,000 shares of the Company's common stock. As of December 31, 2003, the Company made a deposit of $1,000,000 through relieving $1,000,000 of accounts receivable from Classic. The Company is in the process of performing certain due diligence work and the final terms of the purchase are subject to changes depending on the results of the audits of Classic and due diligence work.