Form 10-Q
period 2004-03-31
ACL SEMICONDUCTOR INC
filed 2004-05-21
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004.


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

--------------------------------------------------------------------------------

                                   ----------

                        Commission File Number: 000-50140


                             ACL SEMICONDUCTORS INC.
                (Name of registrant as specified in its charter)


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

The number of shares of common stock, par value $.001 per share, of the Registrant as of May 14, 2004 was 27,829,936 shares.

Transitional small business disclosure format (check one) Yes [ ]  No [X]

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         March 31, 2004 (unaudited) and December 31, 2003                  1-2

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2004 and March 31, 2003 (unaudited)  3

         Condensed Consolidated Statements of Stockholders' Equity
         for the year ended December 31, 2003 and three months
         ended March 31, 2004 (unaudited)                                  4

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited) 5-6

         Notes to Condensed Consolidated Financial Statements (unaudited)  7-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                18

ITEM 4.  CONTROLS AND PROCEDURES                                           18

PART II  OTHER INFORMATION                                                 19

         Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                 20

EXHIBITS                                                                   21-24

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         As of         As of
                                                       March 31,    December 31,
                                                         2004           2003
                                                      (Unaudited)
                                                      -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents                          $   182,470    $   467,074
   Accounts receivable, net of allowance
      for doubtful accounts of $0 for 2004 and 2003     1,710,840        880,361
   Accounts receivable, related parties                 6,123,795      5,481,192
   Inventories, net                                     2,692,523      1,327,120
   Other current assets                                    10,679         10,679
                                                      -----------    -----------

      Total current assets                             10,720,307      8,166,426

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                50,362         54,382

ACQUISITION DEPOSITS                                    1,000,000      1,000,000
OTHER DEPOSITS                                            350,000        350,000
                                                      -----------    -----------

                                                      $12,120,669    $ 9,570,808
                                                      ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $  6,982,257     $ 5,037,304
   Accrued expenses                                     251,126         140,369
   Lines of credit and notes payable                  2,238,330       2,158,984
   Current portion of long-term debt                    779,223         884,131
   Convertible note payabe, net of unamortized
      discount of $151,704 and $250,000 for 2004
      and 2003                                           47,396              --
   Due to stockholders for converted
      pledged collateral                                 50,900              --
   Amount due to stockholder/director                    69,663              --
   Income tax payable                                   199,825         177,645
   Other current liabilities                             20,418          22,555
                                                   ------------     -----------

      Total current liabilities                      10,639,138       8,420,988

Long-term debt, less current portion                    102,577         194,703
                                                   ------------     -----------

      Total liabilities                              10,741,715       8,615,691
                                                   ------------     -----------

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY:
   Common stock - $0.001 par value, 50,000,000
      shares authorized, 27,829,936 in 2004 and
      2003 issued and outstanding                        27,830          27,830

   Additional paid in capital                         3,360,405       3,360,405
   Amount due from stockholder/director                      --        (102,936)
   Accumulated deficit                               (2,009,281)     (2,330,182)
                                                   ------------     -----------

      Total stockholders' equity                      1,378,954         955,117
                                                   ------------     -----------

                                                   $ 12,120,669     $ 9,570,808
                                                   ============     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                    MARCH 31,       MARCH 31,
                                                      2004             2003
                                                  ------------     ------------

NET SALES:
     Related parties                              $  8,437,082     $  3,016,697
     Other                                          21,139,771       12,553,499
     Less discounts to customers                       (26,978)         (40,935)
                                                  ------------     ------------

                                                    29,549,875       15,529,261

COST OF SALES                                       28,273,223       14,720,522
                                                  ------------     ------------

GROSS PROFIT                                         1,276,652          808,739

OPERATING EXPENSES:
     Selling                                            15,435           50,412
     General and administrative                        748,659          491,732
                                                  ------------     ------------

INCOME FROM OPERATIONS                                 512,558          266,595

OTHER INCOME (EXPENSES):
     Interest expense                                 (138,942)         (45,061)
     Miscellaneous                                        (168)          (2,226)
                                                  ------------     ------------

INCOME BEFORE INCOME TAXES                             373,448          219,308

INCOME TAXES                                            52,547           38,379
                                                  ------------     ------------

NET INCOME                                        $    320,901     $    180,929
                                                  ============     ============

EARNINGS PER SHARE - BASIC AND DILUTED            $       0.01     $       0.01
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC
  AND DILUTED                                       27,829,936       22,380,000
                                                  ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Common stock         Additional     Due from                        Total
                                            ------------------------      paid-in     stockholder/    Accumulated   stockholders'
                                               Shares       Amount        capital       director        deficit    equity (deficit)
                                            -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002                 22,380,000   $    22,380   $   362,235    $  (624,351)   $  (379,691)   $  (619,427)

Reverse acquisition between
    ACL Semiconductors Inc.
    (formerly Print Data Corp.) and
    Atlantic Components Ltd.                  2,829,936         2,830        (2,830)            --             --             --

Issuance of common stock to consultants
    related to reverse-acquisition            2,620,000         2,620     2,751,000             --             --      2,753,620

Dividend declared                                    --            --            --             --       (512,821)      (512,821)

Intrinsic value for beneficial conversion
    feature on convertible note payable              --            --       250,000             --             --        250,000

Net decrease in due from stockholder/
    director                                         --            --            --        521,415             --        521,415

Net loss                                             --            --            --             --     (1,437,670)    (1,437,670)
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                 27,829,936   $    27,830   $ 3,360,405    $  (102,936)   $(2,330,182)   $   955,117

Net decrease in due from stockholder/
    director (unaudited)                             --            --            --        102,936             --        102,936

Net income (unaudited)                               --            --            --             --        320,901        320,901
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2004 (unaudited)        27,829,936   $    27,830   $ 3,360,405    $        --    $(2,009,281)   $ 1,378,954
                                            ===========   ===========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                       Three months ended
                                                                                   March 31,      March 31,
                                                                                      2004          2003
                                                                                  -----------     ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net income                                                                     $   320,901     $ 180,929
                                                                                  -----------     ---------

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                                    5,125         7,552
       Change in inventory reserve                                                     16,078        15,385
       Interest expense from discount amortization of convertible note payable         98,296            --
       Non-cash compensation to shareholder/director                                  200,000       200,000

   CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS
       Accounts receivable - other                                                   (830,479)       (1,363)
       Accounts receivable - related parties                                         (642,603)     (920,748)
       Inventories                                                                 (1,381,481)     (100,360)
       Other current assets                                                                --        (4,371)

    INCREASE (DECREASE) IN LIABILITIES
       Accounts payable                                                             1,944,953       833,137
       Accrued expenses                                                               110,757       (17,898)
       Income tax payable                                                              22,180        17,167
       Other current liabilities                                                       (2,137)       21,954
                                                                                  -----------     ---------
       Total adjustments                                                             (459,311)       50,455
                                                                                  -----------     ---------

       Net cash provided by (used for)
         operating activities                                                        (138,410)      231,384
                                                                                  -----------     ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Loans to stockholders                                                              (27,401)      (16,139)
   Purchases of property, equipment and improvements                                   (1,105)      (33,333)
                                                                                  -----------     ---------

       Net cash used for investing activities                                         (28,506)      (49,472)
                                                                                  -----------     ---------

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                        March 31,      March 31,
                                                           2004          2003
                                                        ---------     ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds on lines of credit and
     notes payable                                         79,346       258,415
    Principal payments on long-term debt                 (197,034)     (171,307)
                                                        ---------     ---------

         Net cash provided by (used for)
           financing activities                          (117,688)       87,108
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (284,604)      269,020

CASH AND CASH EQUIVALENTS, beginning of the period        467,074       178,937
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of the period            $ 182,470     $ 447,957
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                       $  33,756     $  45,061
                                                        =========     =========

    Income tax paid                                     $  30,366     $  18,332
                                                        =========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 filed in the Form 10-K filed by the Company on April 14, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of March 31, 2004 and December 31, 2003, and the results of operations for the three-month periods ended March 31, 2004 and 2003 and the cash flows for the three month-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

NATURE OF BUSINESS OPERATIONS

ACL Semiconductors Inc. (formerly Print Data Corp.) ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong.

CURRENCY REPORTING

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company's subsidiaries, which accounted for most of the Company's operations, is reported in Hong Kong dollars ("HKD"). Foreign currency transactions (outside Hong Kong) during the period are translated into HKD according to the prevailing exchange rate at the relevant transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates.

For the purpose of preparing these consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and China.

2.   EARNINGS PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings per common share is calculated by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. As of March 31, 2004, 350,000 shares of common stock were issuable upon conversion of the convertible note payable, which was excluded from the calculation of diluted earnings per share as the effect of the convertible note payable is anti-dilutive.

3.   RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of March 31, 2004, the Company had an outstanding payable to Mr. Yang, the President and Chairman of the Board of Directors of the Company and its largest stockholder, totaling $69,663, representing amount owed primarily related to unpaid compensation. As of December 31, 2003, the Company had an outstanding receivable from Mr. Yang totaling $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

For the three months ended March 31, 2004 and 2003, the Company recorded $236,076 and $236,076, respectively, and paid $23,076 and $23,076, respectively, to Mr. Yang as compensation to him. The respective unpaid amounts offset amounts due to the Company from Mr. Yang as of March 31, 2004 and December 31, 2003.

During the three months ended March 31, 2004 and 2003,  the Company paid rent of
$13,462  each  period  for  Mr.   Yang's   personal   residency  as   additional
compensation.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the three months ended March 31, 2004 and 2003, the Company sold $8,286,930 and $3,016,697, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended March 31, 2004 and 2003, the Company purchased Samsung memory products sourced from other authorized distributors of $781,733 and $717,976, respectively, from Classic to satisfy part of its demand of insufficient product supply from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $5,913,029 and $5,289,626, respectively, as of March 31, 2004 and December 31, 2003. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

Effective December 1, 2003, the Company leases two of its facilities and Mr. Yang's personal residency from Classic. Lease agreements for the two facilities expire on November 30, 2004 while the lease agreement for Mr. Yang's personal residency expired on March 31, 2004. ACL is in the process of renewing the lease agreement for Mr. Yang's personal residency at the same terms which will expire on March 31, 2005. Monthly lease payments for these 3 leases totaled $7,372. The Company incurred and paid an aggregate rent expense of $22,115 and $13,461 to Classic during each of the three month periods ended March 31, 2004 and 2003, respectively.

On March 4, 2004, the Company announced that on December 29, 2003, the Company entered into a Letter of Intent to acquire a 51% interest in Classic. Under the initial terms of the Letter of Intent, the Company agreed to make cash payments of $5 million and issue 5,000,000 shares of the Company's common stock. On December 30, 2003, the Company made a non-refundable deposit of $1,000,000 by forgiving $1,000,000 of accounts receivable from Classic. The Company is in the process of performing certain due diligence work and the final terms of the purchase are subject to changes depending on the results of the audits of Classic and due diligence work.

Mr. Ben Wong, a director of Classic, was elected as a director of ACL. Mr. Wong is a shareholder of Classic.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

The Company had outstanding accounts receivable from ACL Technology Pte Ltd. ("ACLT") as a result of sales made by the Company during its fiscal year ended December 31, 2003, of $191,566 as at March 31, 2004 and December 31, 2003. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang and Mr. Ben Wong are directors and shareholders of ACLT. Effective September 30, 2003, Mr. Yang and Mr. Ben Wong were elected as directors of ACL.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the three months ended March 31, 2004, the Company recognized $150,152 from the sale of memory products to Kadatco Company Ltd. ("Kadatco"), a company owned 100% by Mr. Yang. Outstanding accounts receivable from Kadatco totaled $19,200 as of March 31, 2004. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco. Effective September 30, 2003, Mr. Yang was elected as director of ACL.


4.   CONVERTIBLE NOTE PAYABLE

On December 31, 2003, the Company issued a 12% subordinated convertible note in the principal amount of $250,000 (the "Financing Note") to Professional Traders Fund, Inc. ("PTF"), a financing company. The borrowing amount is due and payable on December 31, 2004. Interest on the Financing Note is payable in arrears on March 31, June 30, September 30, and December 31, 2004. In the event of default on principal and interest payments, interest shall accrue at a rate of 15% from and after the date of such default, and the Company would be obligated to pay a default penalty equal to 30% of the then-unpaid principal and accrued interest owing thereunder. At the option of the debt holder, such unpaid principal, interest and default penalty can be paid with shares of the Company's common stock at conversion price, which is defined in the following paragraph.

The Financing Note is convertible, at the option of its holder, in whole or in part, into shares of common stock of the Company at a conversion price equal to, with respect to any conversion thereof, 40% of the average closing price of the stock three trading days immediately prior to the date of the notice of such conversion, the interest payment date or the debt maturity date, as the case may be; provided, however, that the conversion price shall not in any case exceed $1. During the three months ended March 31, 2004, PTF has converted $50,900 of principal into 75,000 shares from the escrowed shares provided by 3 shareholders of ACL. Per verbal agreements between these three shareholders and ACL, the Company agreed to issue 75,000 shares of its common stock to these shareholders as a return of the advances of shares by these shareholders. Accordingly, the Company classified the $50,900 as "Due to Stockholders for Converted Pledged Collateral" in the accompanying condensed consolidated balance sheet.

Since the Financing Note is convertible into equity at the option of the holder thereof at conversion rates below prevailing market prices, an embedded beneficial conversion feature was recorded as a debt discount and amortized over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt, and accordingly the debt is $0 at December 31, 2003, net of the unamortized discount. Any unamortized debt discount related to the beneficial conversion feature is being accreted as interest expense. During the three months ended March 31, 2004, the Company recorded interest expense of $98,296 including the discount related to the converted portion of the debt in the amount of $42,144 and the amortization of discount of $56,152 under the straight-line method. The amortization under straight-line method is not materially different from the amount under the effective interest method. As of March 31, 2004, outstanding principal amount and unamortized discount of the convertible note amounted to $199,100 and $151,704, respectively.

Pursuant to the terms of a Limited Guarantee and Security Agreement, the Financing Note is guaranteed by 1.2 million shares of the Company's common stock beneficially owned by three shareholders of which 700,000 are restricted shares and 500,000 are freely traded shares.

In connection with the Financing Note, the Company agreed to file a registration statement with the Securities and Exchange Commission in respect of the shares issuable upon conversion thereof within 60 days of the funding of the note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the note. If the Company fails to meet either of such timelines, a 1% penalty per month on the funded amount of the Financing Note will be levied against the Company. As of May 14, 2004, the Company had not yet filed a registration statement in respect of such conversion shares. Accordingly, the Company incurred and accrued a penalty of $7,500 for the three months ended March 31, 2004.

5.   BANK FACILITIES

Pursuant to a debenture deed dated April 20, 2001, Atlantic, a wholly-owned subsidiary of the Company, pledged its assets as collateral to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited and Overseas Trust Bank Limited for all current and future borrowings from the bank group by Atlantic. Amounts outstanding under this borrowing arrangement totaled $3,120,130 as of March 31, 2004. In addition to the above first priority security over all assets of the Company, such borrowings are also secured by:

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

As of March 31, 2004, the Company's general banking facilities were subject to interest rates of 0.5% to 1.0% above the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong Kong.

6.   ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 75% and 87% of materials to the Company for the three months ended March 31, 2004 and 2003 respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

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

       ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

       CORPORATE BACKGROUND

       The Company, through its wholly-owned subsidiaries Atlantic Components Limited, a Hong Kong corporation ("Atlantic") and Alpha Perform Technology Limited ("Alpha"), is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

       As of March 31, 2004, ACL had more than 130 active customers in Hong Kong and Southern China.

       ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

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

       INVENTORY VALUATION. Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

       REVENUE RECOGNITION. The Company derives revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Computer memory resale revenue is recognized when products have been shipped and collection is probable.

       In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of March 31, 2004 over the next five years and thereafter:

                                               Payments by Period

--------------------------------------------------------------------------------------------------
                                                       LESS
                                                       THAN          1-3         4-5       AFTER 5
                                         AMOUNT       1 YEAR        YEARS       YEARS       YEARS
                                      ----------    ----------    --------    --------    --------
Operating Leases                          34,439        34,439          --          --          --
Line of credit and notes payable -
short-term                             2,238,330     2,238,330          --          --          --
Convertible note payable                 199,100       199,100          --          --          --
Long-term Debt                           881,800       779,223     102,577          --          --
                                      ----------    ----------    --------    --------    --------
    Total Contractual Obligations     $3,353,669    $3,251,092    $102,577    $     --    $     --
                                      ==========    ==========    ========    ========    ========

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

       Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company's sales and expenses in the next 12 months.

NET SALES

       Sales from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. At March 31, 2004, ACL had more than 130 active customers.

       The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. Since the second half of year 2003, the Company has experienced increased demand for Samsung memory products among personal and corporate users in the Hong Kong and Southern China regions due to a recovery of their economies, in particular for the first quarter of 2004. The Company believes that increased market demand in Hong Kong and Southern China exceeds the planned production of most memory products manufacturers in the world and has resulted in upward pressure in average pricing of the memory products offered by the Company in these regions. The Company expects this upward trend in average pricing of the available memory products in these regions to continue over the next 12 months. Due to insufficient allocation of memory products from Samsung HK, Atlantic's principal supplier of Samsung memory products, during the three months ended March 31, 2004, the Company had to source certain Samsung memory products from other Samsung memory products importers rather than directly from Samsung HK. Fortunately for the Company, Samsung memory products were available at competitive prices due to memory product surpluses in other parts of the world. Such availability enabled the Company to maintain approximately the same level of gross profit when compared to that of the previous period, despite the regional shortage of Samsung memory products available directly from Samsung HK.

COST OF SALES

       Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company's gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company's procurement operations are supported by Samsung HK, although there is no written long-term supply agreement in place between Atlantic and Samsung HK.

OPERATING EXPENSES

       The  Company's  operating  expenses  for the three months ended March 31,
2004  and  2003  were   comprised  of  sales  and   marketing  and  general  and
administrative expenses only.

       Sales  and  marketing  expenses  consisted   primarily  of  and  internal
commissions   paid  to  internal  sales  personnel  and  costs  associated  with advertising and marketing activities.

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

       Interest  expense,   including  finance  charges,  relates  primarily  to
Atlantic's short-term and long-term bank borrowings, which the Company intends to reduce, and amortization of discount on the convertible debenture.

RESULTS OF OPERATIONS

       The following table sets forth unaudited statements of operations data for the three months ended March 31, 2004 and 2003 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.


                                                    For the Three Months Ended
                                                            March 31,
                                                  ------------------------------

                                                         (US$) (Unaudited)
                                                     2004               2003
                                                  -----------        -----------

Net sales                                         $29,549,875        $15,529,261
Cost of sales                                      28,273,223         14,720,522
Gross profit                                        1,276,652            808,739

Operating expenses:
  Sales and marketing                                  15,435             50,412
  General and administrative                          748,659            491,732
  Total operating expenses                            764,094            542,144

Income from operations                                512,558            266,595
Other expenses:
Interest expenses                                     138,942             45,061
Miscellaneous                                             168              2,226
  Total other expenses                                139,110             47,287
Income taxes                                           52,547             38,379
Net income                                        $   320,901        $   180,929


UNAUDITED THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

       NET SALES

       Sales increased by $14,020,614 or 90.3% to $29,549,875 in the three months ended March 31, 2004 from $15,529,261 in the three months ended March 31, 2003. This increase resulted primarily from the strong performance of the economies of Hong Kong and Southern China. We expect our sales in the year ending December 31, 2004 to increase to more than $100 million given the current strong demand for Samsung memory products and an anticipated increase in the Company's sales following the Company's acquisition of a majority interest in Classic , contemplated to occur in the second quarter of 2004.

       COST OF SALES

       Cost of sales increased $13,552,701, or 92.1%, to $28,273,223 for the three months ended March 31, 2004 from $14,720,522 for the three months ended March 31, 2003. The increase in cost of sales resulted from primarily the increase of sales recorded during the three months ended March 31, 2004. As a percentage of sales, cost of sales increased slightly to 95.7% of sales in the three months ended March 31, 2004 from 94.8% of sales in the three months ended March 31, 2003. We expect our cost of sales in fiscal 2004 to increase as a result of our expectation of an increase in sales in fiscal 2004.

       GROSS PROFIT

       Gross profit increased by $467,913 or 57.9%, to $1,276,652 for the three months ended March 31, 2004 from $808,739 for the three months ended March 31, 2003. The increase in gross profits resulted primarily from the increase in sales by the Company for the three months ended March 31, 2004. The Company's gross profit decreased slightly from 5.2% of sales in the three months ended March 31, 2003 compared to 4.3% of sales in the three months ended March 31, 2004, as a result of increased procurement commission paid to certain suppliers of Samsung memory products sourced from other Samsung authorized distributors to satisfy the strong demand but not satisfied by Samsung HK.

       OPERATING EXPENSES

       Sales and marketing expenses decreased by $34,977 or 69.4%, from $50,412 for the three months ended March 31, 2003 to $15,435 for the three months ended March 31, 2004. This decrease was principally attributable to the restructuring of the compensation scheme of the Company pursuant to which the Company ceased paying sales commissions paid to the marketing staff which became effective during the quarter ended December 31, 2003 in favor of the payment of performance linked discretionary bonuses. As a percentage of sales, sales and marketing expenses decreased to 0.05% of sales for the three months ended March 31, 2004 when compared to 0.32% of sales for the three months ended March 31, 2003. We expect sales and marketing expenses to increase in fiscal 2004 due to an expected increase in sales and the consolidation of selling expenses of Classic upon our acquisition of a 51% interest therein expected to occur in the second quarter of 2004.

       General and administrative expenses increased $256,927 or 52.2% to $748,659 in the three months ended March 31, 2004 from $491,732 in the three months ended March 31, 2003. This increase was principally attributable to increased professional costs associated with the Company's compliance with its public reporting requirements since its reverse acquisition transaction in the last quarter of year 2003 and increased salary and overhead expense associated with the employment of additional personnel in anticipation of increased demand for Samsung memory products. Due to anticipated financing and acquisition activities in 2004 and the anticipated consolidation of general and administrative expenses of Classic in the second quarter of 2004, we expect that general and administrative expenses will increase in year 2004.

       Income from operations for the Company was $512,558 for the three months ended March 31, 2004 compared to an income of $266,595 for the three months ended March 31, 2003, an increase of income by $245,963 or 92.3%. This increase was the result of increase of gross profit during the first quarter of 2004.

       OTHER INCOME (EXPENSES)

       Interest expense increased by $93,881, or 208.3%, from $45,061 in the three months ended March 31, 2003, to $138,942 in the three months ended March 31, 2004. Excluding $98,296 interest expense incurred in the three months ended March 31, 2004 relatd to amortization of discount on convertible note payable which is non-cash in nature, as a percentage of sales, interest expense was $40,646 in the three months ended March 31, 2004. Excluding the above-mentioned amortization of discount on convertible note payable, interest expense of ACL decreased to 0.1% of sales for the three months ended March 31, 2004 from 0.3% for the three months ended March 31, 2003 due to a reduction by the Company of its need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense excluding the amortization of convertible note to continue to decrease as we repay our long-term bank borrowings, which decrease is expected to be offset by consolidation of the line-of-credit and long-term bank borrowings of Classic after our acquisition anticipated in the second quarter of 2004.

       The Company's net income increased by $139,972 from $180,929 for the three months ended March 31, 2003 compared to an income of $320,901 for the three months ended March 31, 2004 or 77.4% due primarily to increased gross margin.

       INCOME TAX

       Income tax increased by $14,168 from $38,379 for the three months ended March 31, 2003 to $52,547 for the three months ended March 31, 2004, representing, however, a decrease in our effective tax rate from 17.5% to 14.1% for such respective periods. Such reduction resulted from the fact that during the first three months of 2004, a portion of income was attributed to technical support and procurement services and allocated to Alpha. Such services were performed out of Hong Kong which was not subject to Hong Kong income tax in accordance with Hong Kong income tax laws.


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

       The Company may require additional financing in order to reduce its short-term and long-term debts and implement its business plan. The Company currently anticipates a need of $3.0 million in additional financing to repay long-term bank borrowings. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company's operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

       The following factors, among others, could cause actual results to differ from those expected caused by: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; a decrease in its ability to attract new customers; an increase in competition in the memory products market; and the ability or inability of some of ACL's customers to obtain financing. These factors or additional risks and uncertainties not known to ACL or that it currently deems immaterial may impair business operations and may cause ACL's actual results to differ materially from its historical operating results.

       Although ACL believes its expectations of future growth are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update its expectation after the date of this report to conform them to actual results or to make changes in its expectations.

       In the three months ended March 31, 2004, net cash used for operating activities was $138,410 while in the three months ended March 31, 2003, ACL generated net cash of $231,384 in operating activities, a decrease of $369,794. This decrease was caused, in part, by an incidental increase in accounts receivable from independent third parties of approximately $0.8 million in the three months ended March 31, 2004 but there was only an immaterial increase in accounts receivable from independent third parties in the nine months ended March 31, 2003. In addition, the inventories was increased by approximately $1.4 million during the three months ended March 31, 2004 due to the strong demand of memory products in such period.

       An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong Kong. For the three months ended March 31, 2004 and the three months ended March 31, 2003, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

IMPACT OF INFLATION

       ACL believes that its results of operations are not significantly impacted by moderate changes in inflation rates as it expects it will be able to pass these costs by component price increases to its customers.

SEASONALITY

       ACL has not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.


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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)    Exhibits:

       21.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       21.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended March 31, 2004 except for:

1. Form 8-K/A filed February 9, 2004 to the Form 8-K filed October 16, 2003 relating to item 7.

2.     Form 8-K filed March 5, 2004 relating to item 12.

3.     Form 8-K filed March 24, 2004 relating to items 5 and 7.

4.     Form 8-K filed March 25, 2004 relating to items 5 and 7.

5. Form 8-K/A filed April 13, 2004 to the Form 8-K filed March 24, 2004 relating to item 7.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ACL SEMICONDUCTORS INC.


Date: May 20, 2004
                                           By: /s/ Chung-Lun Yang
                                              ----------------------------------
                                                    Chung-Lun Yang
                                                    Chief Executive Officer



Date: May 20, 2004                         By: /s/ Kenneth Lap-Yin Chan
                                              ----------------------------------
                                                    Kenneth Lap-Yin Chan
                                                    Chief Financial Officer