Form 10-Q
period 2004-06-30
ACL SEMICONDUCTOR INC
filed 2004-08-19
CIK 934445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of common stock, par value $.001 per share, of the Registrant outstanding as of August 13, 2004 was 27,829,936 shares.

                                                    -
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                    Page No.

         Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
         and December 31, 2003                                                        1-2

         Condensed Consolidated Statements of Operations for the six months
         ended June 30, 2004 and June 30, 2003 (unaudited)                            3

         Condensed Consolidated Statements of Stockholders' Equity for the year
         ended December 31, 2003 and six months ended June 30, 2004 (unaudited)       4

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2004 and June 30, 2003 (unaudited)                            5-6

         Notes to Condensed Consolidated Financial Statements (unaudited)             7-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                12-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                            19

ITEM 4.  CONTROLS AND PROCEDURES                                                      20

PART II  OTHER INFORMATION

         Item 6 Exhibits and Reports on Form 8-K                                      21

SIGNATURES                                                                            22

EXHIBITS                                                                              23-26

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             As of
                                                           June 30,         As of
                                                             2004        December 31,
                                                          (Unaudited)       2003
                                                         ------------   ------------
Current assets:
   Cash and cash equivalents                             $    294,319   $    467,074
   Accounts receivable, net of allowance
      for doubtful accounts of $0 for 2004 and 2003         1,080,187        880,361
   Accounts receivable, related parties                     5,502,279      5,481,192
   Inventories, net                                         1,235,699      1,327,120
   Other current assets                                        29,909         10,679
                                                         ------------   ------------

      Total current assets                                  8,142,393      8,166,426

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                    51,394         54,382

ACQUISITION DEPOSITS                                        1,000,000      1,000,000
OTHER DEPOSITS                                                350,000        350,000
                                                         ------------   ------------

                                                         $  9,543,787   $  9,570,808
                                                         ============   ============




The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $   4,623,960    $   5,037,304
   Accrued expenses                                                 337,605          140,369
   Lines of credit and notes payable                              2,264,543        2,158,984
   Current portion of long-term debt                                606,916          884,131
   Convertible note payable, net of unamortized discount of
      $92,540 and $250,000 for 2004 and 2003                         86,560             --
   Amount due to stockholder - other                                 77,926             --
   Income tax payable                                               173,493          177,645
   Other current liabilities                                         24,636           22,555
                                                              -------------    -------------

      Total current liabilities                                   8,195,639        8,420,988

Long-term debt, less current portion                                 90,389          194,703
                                                              -------------    -------------

      Total liabilities                                           8,286,028        8,615,691
                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES                                          --               --

STOCKHOLDERS' EQUITY:
   Common stock - $0.001 par value, 50,000,000 shares
      authorized, 27,829,936 in 2004 and 2003 issued
      and outstanding                                                27,830           27,830
   Additional paid in capital                                     3,360,405        3,360,405
   Amount due from stockholder/director                             (10,590)        (102,936)
   Accumulated deficit                                           (2,119,886)      (2,330,182)
                                                              -------------    -------------

      Total stockholders' equity                                  1,257,759          955,117
                                                              -------------    -------------

                                                              $   9,543,787    $   9,570,808
                                                              -------------    -------------

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,        JUNE 30,         JUNE 30,          JUNE 30,
                                                            2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------
NET SALES:
     Related parties                                    $ 10,030,831    $  2,233,828    $ 18,317,761    $  5,250,525
     Other                                                23,273,375      14,355,987      44,563,298      26,909,486
     Less discounts to customers                             (19,839)        (65,724)        (46,817)       (106,659)
                                                        ------------    ------------    ------------    ------------

                                                          33,284,367      16,524,091      62,834,242      32,053,352

COST OF SALES                                             32,793,791      15,881,647      61,067,014      30,614,233
                                                        ------------    ------------    ------------    ------------

GROSS PROFIT                                                 490,576         642,444       1,767,228       1,439,119
OPERATING EXPENSES:
     Sales and marketing                                      11,148          38,033          26,583          88,447
     General and administrative                              517,495         308,684       1,266,154         788,350
                                                        ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                (38,067)        295,727         474,491         562,322

OTHER INCOME (EXPENSES):
     Interest expense                                        (94,674)        (47,390)       (233,616)        (92,451)
     Gain on disposal of property and equipment                  128              --             128              --
     Miscellaneous                                            (4,324)         (2,187)         (4,492)         (4,413)
                                                        ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (136,937)        246,150         236,511         465,458

INCOME TAXES (BENEFITS)                                      (26,332)         43,077          26,215          81,456
                                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                       $   (110,605)   $    203,073    $    210,296    $    384,002
                                                        ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED           $      (0.00)   $       0.01    $       0.01    $       0.02
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED     27,829,936      22,380,000      27,829,936      22,380,000
                                                        ============    ============    ============    ============





The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Common Stock           Additional    Due from                         Total
                                           --------------------------     paid-in    stockholder/   Accumulated    stockholders'
                                              Shares         Amount       capital      director        deficit    equity (deficit)
                                           ------------   -----------   -----------   -----------    -----------  ---------------
Balance at December 31, 2002                 22,380,000   $    22,380   $   362,235    $  (624,351)   $  (379,691)   $  (619,427)
Reverse acquisition between
ACL Semiconductors Inc.
(formerly Print Data Corp.) and
Atlantic Components Ltd.                      2,829,936         2,830        (2,830)           --             --             --

Issuance of common stock to consultants
    related to reverse-acquisition            2,620,000         2,620     2,751,000            --             --      2,753,620

Dividend declared                                    --            --            --            --       (512,821)      (512,821)

Intrinsic value for beneficial conversion
    feature on convertible note payable              --            --       250,000            --             --        250,000

Net decrease in due from stockholder/
    director                                         --            --            --       521,415             --        521,415

Net loss                                             --            --            --            --     (1,437,670)    (1,437,670)
                                           ------------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2003                 27,829,936   $    27,830   $ 3,360,405   $  (102,936)   $(2,330,182)   $   955,117

Net decrease in due from stockholder/
    director (unaudited)                             --            --            --        92,346             --         92,346

Net income (unaudited)                               --            --            --            --        210,296        210,296
                                           ------------   -----------   -----------   -----------    -----------    -----------

Balance at June 30, 2004 (unaudited)         27,829,936   $    27,830   $ 3,360,405   $   (10,590)   $(2,119,886)   $ 1,257,759
                                           ============   ===========   ===========   ===========    ===========    ===========






The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                         Six months ended
                                                                      June 30,        June 30,
                                                                        2004            2003
                                                                     -----------    -----------

Cash flows provided by (used for) operating activities:
   Net income                                                        $   210,296    $   384,002
                                                                     -----------    -----------

   ADJUSTMENTS  TO  RECONCILE  NET  INCOME TO NET CASH  PROVIDED
     BY (USED FOR) OPERATING ACTIVITIES:
    Depreciation and amortization                                         10,557          9,335
    Change in inventory reserve                                           46,846          7,154
    Gain on disposal of property and equipment                              (128)            --
    Amortization of discount on convertible note payable                 157,460             --
    Non-cash compensation to shareholder/director                        200,000        200,000

   CHANGES IN ASSETS AND LIABILITIES:

(INCREASE) DECREASE IN ASSETS
    Accounts receivable - other                                         (199,826)      (874,537)
    Accounts receivable - related parties                                (21,087)    (1,700,924)
    Inventories                                                           44,575       (427,914)
    Other current assets                                                 (19,230)        (3,366)

INCREASE (DECREASE) IN LIABILITIES
    Accounts payable                                                    (413,344)     2,203,423
    Accrued expenses                                                     204,262         10,119
    Income tax payable                                                    (4,152)        60,244
    Other current liabilities                                              2,081            470
                                                                     -----------    -----------
    Total adjustments                                                      8,014       (515,996)
                                                                     -----------    -----------

    Net cash provided by (used for) operating activities                 218,310       (131,994)
                                                                     -----------    -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
      Loans to stockholders                                             (107,655)       373,099
      Proceeds received from sale of automobile                              128             --
      Purchases of property, equipment and improvements                   (7,569)       (15,562)
                                                                     -----------    -----------

    Net cash provided by (used for) investing activities                (115,096)       357,537
                                                                     -----------    -----------



The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                        June 30,          June 30,
                                                                          2004              2003
                                                                      -----------        -----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds on lines of credit and
     notes payable                                                        105,559            269,643
    Principal payments on long-term debt                                 (381,528)          (343,762)
                                                                      -----------        -----------

         Net cash provided by (used for) financing activities            (275,969)           (74,119)
                                                                      -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (172,755)           151,424

CASH AND CASH EQUIVALENTS, beginning of the period                        467,074            178,937
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS, end of the period                          $   294,319        $   330,361
                                                                      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                     $    63,771        $    45,061
                                                                      ===========        ===========

    Income tax paid                                                   $    30,366        $    18,332
                                                                      ===========        ===========





The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 included in the Form 10-K filed by the Company on April 14, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and the cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

NATURE OF BUSINESS OPERATIONS

The Company was incorporated in the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company ("Atlantic"), effective September 30, 2003, the Company's principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic, its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong.

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

For the purpose of preparing these consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and Hong Kong, China.

2. EARNINGS (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders less preferred dividends, if any, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. As of June 30, 2004, the Company had approximately 581,000 common stock equivalents related to the convertible note payable, which were excluded from the calculation of diluted earnings per share as the effect of the convertible note payable is anti-dilutive.

3.    RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of June 30, 2004, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of the Board of Directors of the Company and its largest stockholder, totaling $10,590, representing amounts owed primarily related to unpaid advanced compensation paid. As of December 31, 2003, the Company had an outstanding receivable from Mr. Yang totaling $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

For the three months ended June 30, 2004 and 2003, the Company recorded and paid $23,077 and $23,077, respectively, to Mr. Yang, and for the six months ended
June  30,  2004  and  2003,   the  Company   recorded   $246,153  and  $246,153,
respectively, and paid $46,153 and $46,153, respectively, to Mr. Yang, as compensation to him. The respective unpaid amounts offset amounts due to the Company from Mr. Yang as of June 30, 2004 and December 31, 2003.

During the three months ended June 30, 2004 and 2003, and six months ended June 30, 2004 and 2003, the Company paid rent of $23,076, $13,461, $36,537 and
$26,923, respectively, for Mr. Yang's personal residency as additional compensation.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the three months ended June 30, 2004 and 2003, and six months ended June 30, 2004 and 2003, the Company sold $10,030,831, $2,233,828, $18,317,761 and
$5,250,525, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended June 30, 2004 and 2003, and six months ended June 30, 2004 and 2003, the Company purchased Samsung memory products sourced from other authorized distributors of $1,261,214, $1,219,093, $2,042,947 and $1,937,069, respectively, from Classic to satisfy part of its demand of insufficient product supply from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $5,502,279 and $5,289,626, respectively, as of June 30, 2004 and December 31, 2003. The Company has not experienced any bad debt from Classic in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

Effective December 1, 2003, the Company entered into lease agreements for two of its facilities and Mr. Yang's personal residency with Classic. Lease agreements for the two facilities expire on November 30, 2004 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2005. Monthly lease payments for these three leases total $7,372. The Company incurred and paid an aggregate rent expense of $22,116, $13,462, $44,231 and $26,923, to Classic during the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003, respectively.

On March 4, 2004, the Company announced that on December 29, 2003, the Company entered into a Letter of Intent to acquire a 51% interest in Classic. Under the initial terms of the Letter of Intent, the Company agreed to make cash payments of $5 million and issue 5,000,000 shares of the Company's common stock to Classic. On December 30, 2003, the Company made a non-refundable deposit of $1,000,000 to Classic by forgiving

$1,000,000 of accounts receivable from Classic. The Company is in the process of performing certain due diligence work and the final terms of the purchase are subject to changes depending on the results of the audits of Classic and due diligence work.

Mr. Ben Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

Effective April 1, 2004, the Company entered into a one year lease agreement with Systematic Information Ltd. ("Systematic") pursuant to which it leases property for Mr. Yang's personal residency. Monthly lease payments for this lease total $3,205. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three month period ended June 30, 2004.

Mr. Ben Wong and the wife of Mr. Yang are the directors and shareholders of Systematic with a total of 100% interest.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the three months and six months ended June 30, 2004 and 2003, the Company recorded sales of $0, $0, $191,566, and $0, respectively, to ACL Technology Pte Ltd. ("ACLT"). Outstanding accounts receivable from ACLT totaled $0, and $191,566 as at June 30, 2004 and December 31, 2003, respectively.

Mr. Ben Wong, a director of the Company, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the three months ended June 30, 2004 and 2003, and six months ended June 30, 2004 and 2003, the Company recognized $16,000, $0, $166,152, and $0, respectively, from the sale of memory products to Kadatco Company Ltd. ("Kadatco"), a company owned 100% by Mr. Yang. Outstanding accounts receivable from Kadatco totaled $0 as of June 30, 2004. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

4.    CONVERTIBLE NOTE PAYABLE

On December 31, 2003, the Company issued a 12% subordinated convertible note in the principal amount of $250,000 (the "Financing Note") to Professional Traders Fund, Inc. ("PTF"), a financing company. The Financing Note has a maturity of December 31, 2004 at which time the outstanding principal and accrued and unpaid interest shall become due. Interest on the Financing Note is payable in arrears on March 31, June 30, September 30, and December 31, 2004. In the event of default on principal and interest payments, interest shall accrue at a rate of 15% from and after the date of such default, and the Company would be obligated to pay a default penalty equal to 30% of the then-unpaid principal and accrued interest owing thereunder. At the option of the holder of the Financing Note, such unpaid principal, interest and default penalty can be paid with shares of the Company's common stock at conversion price, which is defined in the following paragraph.

The Financing Note is convertible, at the option of its holder, in whole or in part, into shares of common stock of the Company at a conversion price equal to, with respect to any conversion thereof, 40% of the average closing price of the stock three trading days immediately prior to the date of the notice of such conversion, the interest payment date or the debt maturity date, as the case may be; provided, however, that the conversion price shall not in any case exceed $1. During the three months ended March 31, 2004, PTF converted principal note balance of $50,900 into 75,000 shares of common stock. During the three months ended June 30, 2004, PTF converted principal note balance of $20,000 into 50,000 shares of common stock and accrued interest of $7,026 into 11,538 shares of common stock.

Pursuant to the terms of a Limited Guarantee and Security Agreement, the Financing Note is secured by 1,200,000 shares of the Company's common stock beneficially owned by three shareholders of of the Company of which 700,000 are restricted shares and 500,000 are freely tradable shares. All the shares of common stock of the Company delivered upon conversions of the Financing Note during the six months ended June 30, 2004 were provided through these pledged shares in the escrow account. Per verbal agreements among these three shareholders and ACL, the Company agreed to issue 136,538 shares of its common stock to these shareholders in replacement of the pledged shares delivered by these shareholders out of escrow upon such conversions. Accordingly, the Company classified the payable of $77,926 as "Due to Stockholders for Converted Pledged Collateral" in the accompanying condensed consolidated balance sheet as of June 30, 2004.

Since the Financing Note is convertible into equity at the option of the holder thereof at conversion rates below prevailing market prices, an embedded beneficial conversion feature was recorded as a debt discount and amortized over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt, and accordingly the debt is $0 at December 31, 2003, net of the unamortized discount. Any unamortized debt discount related to the beneficial conversion feature is being accreted as interest expense. During the three months and six months ended June 30, 2004, the Company recorded, with respect to this Financing Note, interest expense of $64,659 and $169,845, respectively, including the discount related to the converted portion of the debt in the amount of $12,136 and $54,280, respectively, and the amortization of discount of $47,028 and $103,180, respectively, under the straight-line method. The amortization under straight-line method is not materially different from the amount under the effective interest method. As of June 30, 2004, outstanding principal amount and unamortized discount of the convertible note amounted to $179,100 and $92,540, respectively.

In connection with the Financing Note, the Company agreed to file a registration statement with the Securities and Exchange Commission in respect of the shares issuable upon conversion thereof within 60 days of the funding of the Financing Note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the Financing Note. If the Company fails to meet either of such timelines, a 1% penalty per month on the funded amount of the Financing Note will be levied against the Company. As of August 13, 2004, the Company had not yet filed a registration statement in respect of such conversion shares. Accordingly, the Company incurred and accrued a penalty of $7,500 and $15,000 for the three months and six months ended June 30, 2004.

5.    BANK  FACILITIES

Pursuant to a debenture deed dated April 20, 2001, Atlantic pledged its assets as collateral to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited and Overseas Trust Bank Limited for all current and future borrowings from the bank group by Atlantic. Amounts outstanding under this borrowing arrangement totaled $2,961,848 as of June 30, 2004. In addition to the above first priority security over all assets of the Company's wholly-owned subsidiary, Atlantic Components Ltd., such borrowings are also secured by:

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

As of June 30, 2004, the Company's general banking facilities were subject to interest rates of 0.5% to 1.0% above the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong Kong.

6.    ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 77% and 88% of materials to the Company for the six months ended June 30, 2004 and 2003 respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company's operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE COMPANY HAS INCLUDED IN THIS QUARTERLY REPORT CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S BUSINESS, OPERATIONS AND FINANCIAL CONDITION. "FORWARD-LOOKING STATEMENTS" CONSIST OF ALL NON-HISTORICAL INFORMATION, AND THE ANALYSIS OF HISTORICAL INFORMATION, INCLUDING THE
REFERENCES IN THIS QUARTERLY REPORT TO FUTURE REVENUE GROWTH, FUTURE EXPENSE GROWTH, FUTURE CREDIT EXPOSURE, EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, FUTURE PROFITABILITY, ANTICIPATED CASH RESOURCES, ANTICIPATED CAPITAL EXPENDITURES, CAPITAL REQUIREMENTS, AND THE COMPANY'S PLANS FOR FUTURE PERIODS. IN ADDITION, THE WORDS "COULD", "EXPECTS", "ANTICIPATES", "OBJECTIVE", "PLAN", "MAY AFFECT", "MAY DEPEND", "BELIEVES", "ESTIMATES", "PROJECTS" AND SIMILAR WORDS AND PHRASES ARE ALSO INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.

         ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS DUE TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, UNANTICIPATED TECHNOLOGICAL DIFFICULTIES, THE VOLATILE AND COMPETITIVE ENVIRONMENT FOR MEMORY PRODUCTS, CHANGES IN DOMESTIC AND FOREIGN ECONOMIC, MARKET AND REGULATORY CONDITIONS, THE INHERENT UNCERTAINTY OF FINANCIAL ESTIMATES AND PROJECTIONS, THE UNCERTAINTIES INVOLVED IN CERTAIN LEGAL PROCEEDINGS, INSTABILITIES ARISING FROM TERRORIST ACTIONS AND RESPONSES THERETO, AND OTHER CONSIDERATIONS DESCRIBED AS "RISK FACTORS" IN OTHER FILINGS BY THE COMPANY WITH THE SEC INCLUDING THE ANNUAL REPORT ON FORM 10-K. SUCH FACTORS MAY ALSO CAUSE SUBSTANTIAL VOLATILITY IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK. ALL SUCH FORWARD-LOOKING STATEMENTS ARE CURRENT ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS WERE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH ANY SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

         As of June 30, 2004, ACL had more than 170 active customers in Hong Kong and Southern China.

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

       INVENTORY VALUATION. ACL's policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. ACL determines excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates ACL uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If ACL's demand forecast is greater than its actual demand, it may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

      STOCK-BASED COMPENSATION. ACL records stock-based compensation to outside consultants at fair market value as operating cost. ACL accounts for options/warrants to outside consultants under the fair value method on the date of grant using the Black-Scholes pricing method. This option valuation model requires input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of these options/warrants granted to outside consultants.

      REVENUE RECOGNITION. ACL derives revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Computer memory resale revenue is recognized when products have been shipped and collection is probable.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements of ACL.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of June 30, 2004 over the next five years and thereafter:

                              Payments by Period
------------------------------------------------------------------------------------------------------------------
                                                                LESS           1-3          4-5
                                                                THAN           ---          ---         AFTER 5
                                              AMOUNT           1 YEAR         YEARS        YEARS         YEARS
                                              ------           ------         -----        -----         -----
Operating Leases                                  $83,654         $83,654         $---          $---         $---
Line of credit and notes payable -
short-term                                      2,264,543       2,264,543          ---           ---          ---
Convertible note payable                          179,100         179,100          ---           ---          ---
Long-term Debt                                    697,305         606,916       90,389           ---          ---
                                          ------------------------------------------------------------------------
    Total Contractual Obligations              $3,224,602      $3,134,213      $90,389          $---         $---
                                          ========================================================================

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

         Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company's sales and expenses in the next 12 months.

NET SALES

         Sales are recognized upon the transfer of legal title of the electronic components to the customers.

         The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. Since the second half of year 2003, the Company has experienced increased demand for Samsung memory products among personal and corporate users in the Hong Kong and Southern China regions due to a recovery of their economies, in particular for the first quarter of 2004. Although there was an unexpected world-wide price war of memory products during May 2004 to July 2004 among major memory products manufacturers, the market is now stabilized and there is a strong demand for memory products in the Hong Kong and Southern China markets.

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

OPERATING EXPENSES

         The Company's operating expenses for the three months and six months ended June 30, 2004 and 2003 were comprised of sales and marketing and general and administrative expenses only.

         Sales  and   marketing   expenses   consisted   primarily  of  internal
commissions   paid  to  internal  sales  personnel  and  costs  associated  with advertising and marketing activities.

         General and administrative expenses include all corporate and administrative functions that serve to support the Company's current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to stay at the 2004 levels or at a slightly higher level as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

         Interest expense, including finance charges, relates primarily to ACL's short-term and long-term bank borrowings, which the Company intends to reduce, and amortization of discount on the convertible debenture.

RESULTS OF OPERATIONS

         The following table sets forth unaudited statements of operations data in percent for the three months and six months ended June 30, 2004 and 2003 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                             Three Months          Three Months        Six Months          Six Months
                                                 Ended                 Ended              Ended              Ended
                                               June 30,              June 30,           June 30,            June 30,
                                                 2004                  2003               2004                2003
                                          --------------------    ----------------    --------------    --------------

Net sales                                             100.00%              100.00%          100.00%            100.00%
Cost of sales                                          98.53%               96.19%           97.19%             95.51%
                                          --------------------    ----------------    --------------    --------------
Gross profit                                            1.47%                3.81%            2.81%              4.49%

Operating expenses:
  Sales and marketing                                   0.03%                0.23%             0.04%             0.28%
  General and administrative                            1.55%                1.79%             2.01%             2.46%
                                          --------------------    ----------------    --------------    --------------
Income (loss) from operations                          -0.11%                1.79%             0.76%             1.75%

Other expenses:
Interest expenses                                      -0.28%               -0.29%            -0.37%            -0.29%
Gain  on  disposal of property and
equipment                                               0.00%                0.00%             0.00%             0.00%
Miscellaneous                                          -0.02%               -0.01%            -0.01%            -0.01%
                                          --------------------    ----------------    --------------    --------------

  Income (loss) before income taxes
                                                       -0.41%                1.49%             0.38%             1.45%

Income taxes expense (benefits)                        -0.08%                0.26%             0.05%             0.25%
                                          --------------------    ----------------    --------------    --------------

Net income (loss)                                      -0.33%                1.23%             0.33%             1.20%
                                          ====================    ================    ==============    ==============



UNAUDITED THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

         NET SALES

         Sales increased by $16,760,276 or 101.4% to $33,284,367 in the three months ended June 30, 2004 from $16,524,091 in the three months ended June 30, 2003. This increase resulted primarily from the unexpected world-wide pricing pressure on memory products during May 2004 to July 2004 among major memory products manufacturers which stimulated the strong demand of memory products in the Hong Kong and Southern China markets.

         COST OF SALES

         Cost of sales increased $16,912,144, or 106.5%, to $32,793,791 for the three months ended June 30, 2004 from $15,881,647 for the three months ended June 30, 2003. The increase in cost of sales resulted primarily from the increase of sales recorded during the three months ended June 30, 2004. As a percentage of sales, cost of sales increased slightly to 98.5% of sales in the three months ended June 30, 2004 from 96.2% of sales in the three months ended June 30, 2003 due to the stiff price competition during the three months ended June 30, 2004.

         GROSS PROFIT

         Gross profit decreased by $151,868 or 23.6%, to $490,576 for the three months ended June 30, 2004 from $642,444 for the three months ended June 30, 2003. The Company's gross profit decreased from 3.8% of sales in the three months ended June 30, 2003 compared to 1.5% of sales in the three months ended June 30, 2004, as a result of ACL's efforts to assist Samsung to capture the market share for the Hong Kong and Southern China markets.

         OPERATING EXPENSES

         Sales and marketing expenses decreased by $26,885 or 70.7%, from $38,033 for the three months ended June 30, 2003 to $11,148 for the three months ended June 30, 2004. This decrease was principally attributable to the restructuring of the compensation scheme of the Company pursuant to which the Company ceased paying sales commissions to the marketing staff effective during the three months ended December 31, 2003 in favor of the payment of performance linked discretionary bonuses. As a percentage of sales, sales and marketing expenses decreased to 0.03% of sales for the three months ended June 30, 2004 when compared to 0.23% of sales for the three months ended June 30, 2003.

         General and administrative expenses increased $208,811 or 67.6% to $517,495 in the three months ended June 30, 2004 from $308,684 in the three months ended June 30, 2003. This increase was principally attributable to increased professional costs associated with the Company's compliance with its public reporting requirements since its reverse acquisition transaction which occurred in the three months ended December 31, 2003 and increased salary and overhead expense associated with the employment of additional personnel in anticipation of increased demand for Samsung memory products.

         Loss from operations for the Company was $38,067 for the three months ended June 30, 2004 compared to an income of $295,727 for the three months ended June 30, 2003, a decrease of income by $333,794. This decrease was primarily the result of decrease of gross profit together with increase of general and administrative expenses during the three months ended June 30, 2004.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $47,284, or 99.8%, from $47,390 in the three months ended June 30, 2003, to $94,674 in the three months ended June 30, 2004. Excluding $59,164 interest expense incurred in the three months ended June 30, 2004 related to amortization of discount on the convertible note payable which is non-cash in nature, interest expense was $35,510 in the three months ended June 30, 2004. Excluding the above-mentioned amortization of discount on the convertible note payable, interest expense decreased to 0.1% of sales for the three months ended June 30, 2004 from 0.3% for the three months ended June 30, 2003 due to lower average loan balances during 2004 through the continuous pay-down of its bank loans.

         INCOME TAX

         Income tax decreased by $69,409 from income tax expense of $43,077 for the three months ended June 30, 2003 to income tax benefits of $26,332 for the three months ended June 30, 2004, due to decrease of pretax income in the three months ended June 30, 2004.

         The Company's net income decreased by $313,678 from $203,073 for the three months ended June 30, 2003 compared to a loss of $110,605 for the three months ended June 30, 2004 due primarily to decreased gross margin together with increased general and administrative expenses as a result of ACL's efforts to assist Samsung to capture the market share for the Hong Kong and Southern China markets. The Company expects its net profit margin for the third and fourth quarters of year 2004 to increase to a similar level of the net profit margin for the six months ended December 31, 2003 as a result of anticipated relief of world-wide pricing pressure on memory products in mid-August 2004.

UNAUDITED SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

         NET SALES

         Sales increased by $30,780,890 or 96.0% to $62,834,242 in the six months ended June 30, 2004 from $32,053,352 in the six months ended June 30, 2003. This increase resulted primarily from the unexpected world-wide pricing pressure on memory products during May 2004 to July 2004 among major memory products manufacturers which stimulated the strong demand of memory products in the Hong Kong and Southern China markets. The Company expects its sales in the year ending December 31, 2004 to increase given the stimulated strong demand for Samsung memory products and an anticipated increase in the Company's sales following the Company's potential acquisition of a majority interest in Classic, contemplated to occur in the third or fourth quarter of 2004.

         COST OF SALES

         Cost of sales increased $30,452,781, or 99.5%, to $61,067,014 for the six months ended June 30, 2004 from $30,614,233 for the six months ended June 30, 2003. The increase in cost of sales resulted from primarily the increase of sales recorded during the six months ended June 30, 2004. As a percentage of sales, cost of sales increased slightly to 97.2% of sales in the six months ended June 30, 2004 from 95.5% of sales in the six months ended June 30, 2003. The Company expects its cost of sales in fiscal 2004 to increase as a result of its expectation of an increase in sales in fiscal 2004.

         GROSS PROFIT

         Gross profit increased by $328,109 or 22.8%, to $1,767,228 for the six months ended June 30, 2004 from $1,439,119 for the six months ended June 30, 2003. The increase in gross profit resulted primarily from the increase in sales by the Company for the six months ended June 30, 2004. The Company's gross profit margin decreased slightly from 4.5% of sales in the six months ended June 30, 2003 compared to 2.8% of sales in the six months ended June 30, 2004, as a result of ACL's efforts to assist Samsung to capture the market share for the Hong Kong and Southern China markets.

         OPERATING EXPENSES

         Sales and marketing expenses decreased by $61,864 or 69.9%, from $88,447 for the six months ended June 30, 2003 to $26,583 for the six months ended June 30, 2004. This decrease was principally attributable to the restructuring of the compensation scheme of the Company pursuant to which the Company ceased paying sales commissions to the marketing staff effective during the quarter ended December 31, 2003 in favor of the payment of performance linked discretionary bonuses. As a percentage of sales, sales and marketing expenses decreased to 0.04% of sales for the six months ended June 30, 2004 when compared to 0.28% of sales for the six months ended June 30, 2003. The Company expects sales and marketing expenses to increase in fiscal 2004 due to an expected increase in sales and potential consolidation of selling expenses of Classic upon its acquisition of a 51% interest therein expected to occur in the third or fourth quarter of 2004.

         General and administrative expenses increased $477,804 or 60.6% to $1,266,154 in the six months ended June 30, 2004 from $788,350 in the six months ended June 30, 2003. This increase was principally attributable to increased professional costs associated with the Company's compliance with its public reporting requirements since its reverse acquisition transaction during the three months ended December 31, 2003 and increased salary and overhead expense associated with the employment of additional personnel in anticipation of increased demand for Samsung memory products. Due to anticipated financing and acquisition activities in 2004 and the anticipated consolidation of general and administrative expenses of Classic in the third or fourth quarter of 2004, the Company expects that general and administrative expenses will increase in year 2004.

         Income from operations for the Company was $474,491 for the six months ended June 30, 2004 compared to an income of $562,322 for the six months ended June 30, 2003, a decrease of income by $87,831 or 15.6%. This decrease was the result of increase of general and administrative expenses during the first half of 2004.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $141,165, or 152.7%, from $92,451 in the six months ended June 30, 2003, to $233,616 in the six months ended June 30, 2004. Excluding $157,460 of interest expense incurred in the six months ended June 30, 2004 relating to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $76,156 in the six months ended June 30, 2004. Excluding the above-mentioned amortization of discount on convertible note payable, interest expense of ACL decreased to 0.1% of sales for the six months ended June 30, 2004 from 0.3% for the six months ended June 30, 2003 due to a reduction by the Company of its need to open and draw down on letters of credits to obtain goods from its suppliers. The Company expects its interest expense excluding the amortization of convertible note to continue to decrease as it repays its long-term bank borrowings, which decrease is expected to be offset by consolidation of the line-of-credit and long-term bank borrowings of Classic after its acquisition anticipated in the third or fourth quarter of 2004.

         INCOME TAX

         Income tax decreased by $55,241 from $81,456 for the six months ended June 30, 2003 to $26,215 for the six months ended June 30, 2004, representinga decrease in our effective tax rate from 17.5% to 11.1% for such respective periods and the fact that during the first six months of 2004, a portion of income was attributed to technical support and procurement services and allocated to Alpha. Such services were performed out of Hong Kong which was not subject to Hong Kong income tax in accordance with Hong Kong income tax laws.

         The Company's net income decreased by $173,706 from $384,002 for the six months ended June 30, 2003 compared to an income of $210,296 for the six months ended June 30, 2004 or 45.2% due primarily to increased general and administrative expenses and decrease of gross profit margin as a result of ACL's efforts to assist Samsung to capture the market share for the Hong Kong and Southern China markets. The Company expects its net profit margin for the third and fourth quarters of year 2004 to increase to a similar level to the net profit margin for the six months ended December 31, 2003 as a result of expected relief of world-wide price war of memory products in mid-August 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company's principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future. See Note 5 of the Notes to the unaudited condensed consolidated financial statements for a description of the Company's banking arrangements.

         The Company may require additional financing in order to reduce its short-term and long-term debts and implement its business plan. The Company currently anticipates a need of approximately $2.6 million in additional financing to repay its short-term and long-term bank borrowings. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of ACL are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company's operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

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

         In the six months ended June 30, 2004, net cash provided by operating activities was $218,310 while in the six months ended June 30, 2003, ACL used net cash of $131,994 in operating activities, an increase of $350,304. This increase was caused, in part, by an incidental increase in accounts receivable from related parties of approximately $1.7 million offset by a decrease in accounts payable of approximately $2.6 million in the six months ended June 30, 2004.

          An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 5.0% per annum) prevailing in Hong Kong. For the six months ended June 30, 2004 and 2003, ACL did not generate any material interest income. Accordingly, ACL believes that an increase in interest rates will have a material negative effect on its liquidity, financial condition and results of operations.


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

         (a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended June 30, 2004 except for Form 8-K/A filed April 13, 2004 to the Form 8-K filed March 24, 2004 relating to item 7.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACL SEMICONDUCTORS INC.


Date: August 19, 2004                         By:   /s/ CHUNG-LUN YANG
                                                --------------------------------
                                                        Chung-Lun Yang
                                                        Chief Executive Officer

Date: August 19, 2004                         By:   /s/ KENNETH LAP-YIN CHAN
                                                --------------------------------
                                                        Kenneth Lap-Yin Chan
                                                        Chief Financial Officer