Form 10-Q
period 2004-09-30
ACL SEMICONDUCTOR INC
filed 2004-11-15
CIK 934445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

--------------------------------------------------------------------------------

                                    --------

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


The number of shares of common stock, par value $.001 per share, of the Registrant as of November 11, 2004 was 27,829,936 shares.

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2004
         (unaudited) and December 31, 2003                                 1-2

         Condensed Consolidated Statements of Operations for the
         three months and nine months ended September 30, 2004 and
         September 30, 2003 (unaudited)                                    3

         Condensed Consolidated Statements of Stockholders' Equity
         for the year ended December 31, 2003 and nine months ended
         September 30, 2004 (unaudited)                                    4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and September 30, 2003
         (unaudited)                                                       5-6

         Notes to Condensed Consolidated Financial Statements (unaudited)  7-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13-20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 21

ITEM 4.  CONTROLS AND PROCEDURES                                           21

PART II  OTHER INFORMATION

ITEM 6   Exhibits                                                          22

SIGNATURES                                                                 23

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                          As of               As of
                                                      September 30,       December 31,
                                                           2004               2003
                                                        (Unaudited)
                                                      -------------      -------------
CURRENT ASSETS:

  Cash and cash equivalents                             $   822,437      $   467,074

  Accounts receivable, net of allowance
    for doubtful accounts of $0 for 2004 and 2003         1,317,311          880,361

  Accounts receivable, related party                      5,411,658        5,481,192

  Loan receivable, related party                            611,446               --

  Inventories, net                                        1,190,759        1,327,120

  Other current assets                                       26,063           10,679
                                                        -----------      -----------

    Total current assets                                  9,379,674        8,166,426


PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                    59,040           54,382


ACQUISITION DEPOSITS                                      1,000,000        1,000,000

OTHER DEPOSITS                                              350,000          350,000
                                                        -----------      -----------

                                                        $10,788,714      $ 9,570,808
                                                        ===========      ===========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                              $  5,018,869       $  5,037,304

     Accrued expenses                                                   360,222            140,369

     Lines of credit and notes payable                                3,580,773          2,158,984

     Current portion of long-term debt                                  447,606            884,131

     Convertible note payable, net of unamortized discount of
       $33,323 and $250,000 for 2004 and 2003, respectively             116,677                 --

     Due to stockholders for converted pledged collateral               112,385                 --

     Income tax payable                                                 138,632            177,645

     Due to shareholder/director                                         10,983                 --

     Other current liabilities                                           17,396             22,555
                                                                   ------------       ------------

       Total current liabilities                                      9,803,543          8,420,988

Long-term debt, less current portion                                     78,068            194,703
                                                                   ------------       ------------

       Total liabilities                                              9,881,611          8,615,691
                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                --                 --

STOCKHOLDERS' EQUITY:

     Common stock - $0.001 par value, 50,000,000 shares

       authorized, 27,829,936 shares issued and outstanding              27,830             27,830

     Additional paid in capital                                       3,360,405          3,360,405

     Amount due from stockholder/director                                    --           (102,936)

     Accumulated deficit                                             (2,481,132)        (2,330,182)
                                                                   ------------       ------------

       Total stockholders' equity                                       907,103            955,117
                                                                   ------------       ------------

                                                                   $ 10,788,714       $  9,570,808
                                                                   ============       ============






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                 ACL SEMICONDUCTORS INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED

                                                    September 2004     September 2003      September 2004     September 2003
                                                    --------------     --------------      --------------     --------------
NET SALES:
      Related parties                               $ 12,779,153        $  5,973,462        $ 31,288,480        $ 11,223,988
      Other                                           21,978,033          14,327,071          66,349,765          41,236,555
      Less discounts to customers                        (42,007)             (7,438)            (88,824)           (114,097)
                                                    ------------        ------------        ------------        ------------

                                                      34,715,179          20,293,095          97,549,421          52,346,446

COST OF SALES                                         34,120,204          18,550,042          95,187,218          49,039,746
                                                    ------------        ------------        ------------        ------------

GROSS PROFIT                                             594,975           1,743,053           2,362,203           3,306,700

OPERATING EXPENSES:
      Sales and marketing                                  4,304              10,424              30,887             165,092
      General and administrative                         891,805             981,204           2,157,959           1,724,468
      Merger cost                                             --           2,753,620                  --           2,753,620
                                                    ------------        ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS                           (301,134)         (2,002,195)            173,357          (1,336,480)

OTHER INCOME (EXPENSES):
      Interest expense                                   (92,466)            (42,884)           (326,082)           (226,660)
      Gain (loss) on disposal of property and
      equipment                                               --             (18,413)                128             (18,413)
      Miscellaneous                                       (2,508)              2,236              (7,000)             (2,177)
                                                    ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                                (396,108)         (2,061,256)           (159,597)         (1,583,730)

INCOME TAXES EXPENSE (BENEFIT)                           (34,862)            128,327              (8,647)            204,731
                                                    ------------        ------------        ------------        ------------

NET LOSS                                            $   (361,246)       $ (2,189,583)       $   (150,950)       $ (1,788,461)
                                                    ============        ============        ============        ============

LOSS PER SHARE - BASIC AND DILUTED                  $      (0.01)       $      (0.10)       $      (0.01)       $      (0.08)
                                                    ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC
AND DILUTED                                           27,829,936          22,380,000          27,829,936          22,380,000
                                                    ============        ============        ============        ============






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                      ACL SEMICONDUCTORS INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Common stock           Additional     Due from                          Total
                                          -------------------------     paid-in     stockholder/    Accumulated    stockholders'
                                             Shares        Amount       capital       director        deficit     equity (deficit)
                                          -----------   -----------   -----------    -----------    -----------   ----------------
Balance at December 31, 2002               22,380,000   $    22,380   $   362,235    $  (624,351)   $  (379,691)   $  (619,427)

Reverse acquisition betw een
 ACL Semiconductors Inc.
 (formerly Print Data Corp.) and
 Atlantic Components Ltd.                   2,829,936         2,830        (2,830)            --             --             --

Issuance of common stock to consultants
     related to reverse-acquisition         2,620,000         2,620     2,751,000             --             --      2,753,620

Dividend declared                                  --            --            --             --       (512,821)      (512,821)

Intrinsic value for benef icial
     conversion feature on convertible
     note payable                                  --            --       250,000             --             --        250,000


Net decrease in due from stockholder/
     director                                      --            --            --        521,415             --        521,415

Net loss                                           --            --            --             --     (1,437,670)    (1,437,670)
                                          -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003               27,829,936   $    27,830   $ 3,360,405    $  (102,936)   $(2,330,182)   $   955,117

Net decrease in due from stockholder/
     director (unaudited)                          --            --            --        102,936             --        102,936

Net loss (unaudited)                               --            --            --             --       (150,950)      (150,950)
                                          -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 2004
  (unaudited)                              27,829,936   $    27,830   $ 3,360,405    $        --    $(2,481,132)   $   907,103
                                          ===========   ===========   ===========    ===========    ===========    ===========







              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                           ACL SEMICONDUCTORS INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                (UNAUDITED)


                                                                                   Nine months ended
                                                                             September 30,     September 30,
                                                                                 2004              2003
                                                                             -----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                                 $  (150,950)      $(1,788,461)
                                                                             -----------       -----------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
        Depreciation and amortization                                             16,713            14,329
        Change in inventory reserve                                               25,051                --
        (Gain) loss on disposal of property and equipment                           (128)           18,413
        Amortization of discount on convertible note payable                     216,677                --
        Issuance of common stock to consultants
          related to reverse-acquisition                                              --         2,753,620
        Non-cash compensation to shareholder/director                            200,000           624,462

    CHANGE S IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS
        Accounts receivable - other                                             (436,950)           (3,500)
        Accounts receivable - related parties                                     69,534        (2,423,113)
        Inventories                                                              111,310          (901,864)
        Other current assets                                                     (15,384)              421

     INCREASE (DECREASE) IN LIABILITIES
        Accounts payable                                                         (18,435)          936,282
        Accrued expenses                                                         232,238            45,338
        Income tax payable                                                       (39,013)          186,399
        Due to shareholder / director                                            (86,081)             --
        Other current liabilities                                                 (5,159)           32,786
                                                                             -----------       -----------
        Total adjustments                                                        270,373         1,283,573
                                                                             -----------       -----------

        Net cash provided by (used for)
          operating activities                                                   119,423          (504,888)
                                                                             -----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) INV ESTING ACTIVITIES:
    Loans to related party                                                      (611,446)               --
    Proceeds received from sale of property, equipment and improvements              128                --
    Purchases of property, equipment and improvements                            (21,371)          (40,506)
                                                                             -----------       -----------

        Net cash used for investing activities                                  (632,689)          (40,506)
                                                                             ===========       ===========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  ACL SEMICONDUCTORS INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                         (UNAUDITED)

                                                                        Nine months ended
                                                                 September 30,     September 30,
                                                                     2004              2003
                                                                  -----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds (repayments) on lines of credit and
    notes payable                                                   1,421,789           272,058
  Advances from related party, net                                         --           735,987
  Principal payments on long-term debt                               (553,160)         (523,424)
                                                                  -----------       -----------

            Net cash provided by financing activities                 868,629           484,621
                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  355,363           (60,773)

CASH AND CASH EQUIVALENTS, beginning of period                        467,074           178,937
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                          $   822,437       $   118,164
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                   $    97,020       $   228,837
                                                                  ===========       ===========

  Income tax paid                                                 $    30,366       $    18,332
                                                                  ===========       ===========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. ("Atlantic") and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 included in the Form 10-K filed by the Company on April 14, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and the cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

NATURE OF BUSINESS OPERATIONS

ACL Semiconductors Inc. (formerly Print Data Corp.) ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Upon the Company's reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activities became and are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., the Company's its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong.

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

For the purpose of preparing these consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00HKD7.8, a fixed exchange rate maintained between the United States and Hong Kong, China.

2. EARNINGS (LOSS) PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders less preferred dividends, if any, by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. As of September 30, 2004, the Company has approximately 441,000 common stock equivalent related to the convertible note payable, which was excluded from the calculation of diluted earnings per share as the effect of the convertible note payable is anti-dilutive.

3. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of September 30, 2004, the Company had an outstanding payable to Mr. Yang, the President and Chairman of the Board of Directors of the Company and its largest stockholder, totaling $10,983. As of December 31, 2003, the Company had an outstanding receivable from Mr. Yang totaling $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

For the three months ended September 30, 2004 and 2003, the Company recorded and paid $23,077 and $23,077, respectively, to Mr. Yang, and for the nine months ended September 30, 2004 and 2003, the Company recorded $269,231 and $693,693, respectively, and paid $69,231 and $69,231, respectively, to Mr. Yang, as compensation to him. The respective unpaid amounts offset amounts due to the Company from Mr. Yang as of September 30, 2004 and December 31, 2003.

During the three months ended September 30, 2004 and 2003, and nine months ended September 30, 2004 and 2003, the Company paid rent of $23,076, $13,462, $66,346 and $40,385, respectively, for Mr. Yang's personal residency as additional compensation.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the three months ended September 30, 2004 and 2003, and nine months ended September 30, 2004 and 2003, the Company sold $12,779,153, $5,877,632,
$31,096,914 and $11,128,158, respectively, of Samsung memory products to Classic Electronics Ltd. ("Classic"). During the three months ended September 30, 2004 and 2003, and nine months ended September 30, 2004 and 2003, the Company purchased Samsung memory products sourced from other authorized distributors of $955,001, $771,699, $3,703,180 and $2,708,768, respectively, from Classic to satisfy part of its demand of insufficient product supply from Samsung Hong Kong. The Company had outstanding net accounts receivable from Classic totaling $5,411,658 and $5,289,626, respectively, as of September 30, 2004 and December 31, 2003. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

The Company leases two of its facilities and one of Mr. Yang's personal residencies from Classic pursuant to lease agreements dated as of December 1, 2003. The lease agreements for the two facilities expire on November 30, 2004 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2005. Monthly lease payments for these 3 leases totaled $7,372. The Company incurred and paid an aggregate rent expense of $23,076, $13,462, $66,346 and $40,385, to Classic during the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003, respectively, in respect of these two facilities and residency.

Under the initial terms of the Letter of Intent, the Company agreed to make cash payments of $5 million and issue 5,000,000 shares of the Company's common stock. On December 29, 2003, the Company entered into a Letter of Intent to acquire Classic and made a non-refundable deposit of $1,000,000 by forgiving $1,000,000 of accounts receivable from Classic. The Company is in the process of performing certain due diligence work and the final terms of the purchase are subject to changes depending on the results of the audits of Classic and due diligence work.

Mr. Ben Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

Effective April 1, 2004, the Company entered into a lease agreement with Systematic Information Ltd. ("Systematic") pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on March 31, 2005. Monthly lease payment for this lease totaled $3,205. The Company incurred and paid an aggregate rent expense of $9,615 and $19,230, to Systematic during the three months and nine months ended September 30, 2004, respectively.

Mr. Ben Wong and the wife of Mr. Yang are the directors and shareholders of Systematic with a total of 100% interest.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003, the Company recorded sales of $0, $95,830, $0 and $95,830, respectively, to ACL Technology Pte Ltd. ("ACLT"). Outstanding accounts receivable from ACLT totaled $0, and $191,566 as at September 30, 2004 and December 31, 2003, respectively.

During the nine months ended September 30, 2004 and 2003, the Company purchased $206,542 and $52,948 respectively, from ACLT, which offset the outstanding accounts receivable from ACLT. During the three months ended September 30, 2004 and 2003, the Company purchased $206,542 and $50,298 respectively, from ACLT. As of September 30, 2004 and December 31, 2003, there was no outstanding accounts payable to ACLT.

Mr. Ben Wong, a director of the Company, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the three months ended September 30, 2004 and 2003, and nine months ended September 30, 2004 and 2003, the Company recognized $0, $0, $166,152, and $0, respectively, from the sale of memory products to Kadatco Company Ltd. ("Kadatco"), a company owned 100% by Mr. Yang. Outstanding accounts receivable from Kadatco totaled $0 as of September 30, 2004. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

LOANS TO CITY ROYAL LIMITED

In August 2004, the Company was in negotiation with The DahSing Bank Limited (the "DahSing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to the Company, DahSing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, the Company loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to DahSing Bank as collateral to secure the Company's borrowings from DaSing Bank. In consideration therefor, DahSing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan to City Royal Limited is non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to the Company in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from the Company's perspective, was to advance the business of the Company by enabling it to secure additional lines of financing in excess of the loan amount from DahSing Bank. The Company expects this loan to be settled in January 2005. The Company believes that the above-referenced loan does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance the business of the Company. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with the Company's position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal Limited with a total of 100% interest.

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

The Financing Note is convertible, at the option of its holder, in whole or in part, into shares of common stock of the Company at a conversion price equal to, with respect to any conversion thereof, 40% of the average closing price of the stock three trading days immediately prior to the date of the notice of such conversion, the interest payment date or the debt maturity date, as the case may be; provided, however, that the conversion price shall not in any case exceed $1. During the three months ended March 31, 2004, PTF converted principal note balance of $50,900 into 75,000 shares of common stock. During the three months ended June 30, 2004, PTF converted principal note balance of $20,000 into 50,000 shares of common stock and accrued interest of $7,026 into 11,538 shares of common stock. During the three months ended September 30, 2004, PTF converted principal note balance of $29,100 into 97,980 shared of common stock and accrued interest of $5,359 into 18,041 shares of common stock.

Pursuant to the terms of a Limited Guarantee and Security Agreement, the Financing Note is guaranteed by 1,200,000 shares of the Company's common stock beneficially owned by three shareholders of which 700,000 are restricted shares and 500,000 are freely traded shares. All the shares being converted during the nine months ended September 30, 2004 were provided through these pledged shares in the escrow account. Per verbal agreements between these three shareholders and ACL, the Company agreed to issue 252,559 shares of its common stock to these shareholders as a return of the pledged shares by these shareholders. Accordingly, the Company classified the payable of $112,385 as "Due to Stockholders for Converted Pledged Collateral" in the accompanying condensed consolidated balance sheet as of September 30, 2004.

Since the Financing Note is convertible into equity at the option of the holder thereof at conversion rates below prevailing market prices, an embedded beneficial conversion feature was recorded as a debt discount and amortized over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt, and accordingly the debt is $0 at December 31, 2003, net of the unamortized discount. Any unamortized debt discount related to the beneficial conversion feature is being accreted as interest expense. During the three months and nine months ended September 30, 2004, the Company recorded, with respect to this Financing Note, interest expense of $59,217 and $216,677, respectively, under the straight-line method. The amortization under straight-line method is not materially different from the amount under the effective interest method. As of September 30, 2004, outstanding principal amount and unamortized discount of the convertible note amounted to $150,000 and $33,323, respectively.

In connection with the Financing Note, the Company agreed to file a registration statement with the Securities and Exchange Commission in respect of the shares issuable upon conversion thereof within 60 days of the funding of the note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the note. If the Company fails to meet either of such timelines, a 1% penalty per month on the funded amount of the Financing Note will be levied against the Company. As of November 11, 2004, the Company had not yet filed a registration statement in respect of such conversion shares. Accordingly, the Company incurred and accrued a penalty of $7,500 and $22,500 for the three months and nine months ended September 30, 2004.

5. BANK FACILITIES

Pursuant to a debenture deed dated April 20, 2001, Atlantic, a wholly-owned subsidiary of the Company, pledged its assets as collateral to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited and Overseas Trust Bank Limited for all current and future borrowings from the bank group by Atlantic. Amounts outstanding under this borrowing arrangement totaled $4,106,447 as of September 30, 2004. In addition to the above first priority security over all assets of the Company, such borrowings are also secured by:

     1. a HKD53,550,000 (approximately US$6,865,385) personal guarantee given by Mr. Yang to the above bank group;

     2. a personal guarantee given by Mr. Yang for unlimited amount together with a key man insurance of Mr. Yang for $1,000,000 denoting Dah Sing Bank Limited as beneficiary; and

     3. a security interest on a residential property located in Hong Kong owned by City Royal Limited, a related party.

As of September 30, 2004, the Company's general banking facilities were subject to interest rates of 0.5% to 1.0% above the Best Lending Rate (currently at 5.125% per annum) prevailing in Hong Kong.

6. ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 79% and 86% of materials to the Company for the nine months ended September 30, 2004 and 2003 respectively. As of September 30, 2004, the Company had outstanding accounts payable to Samsung HK totaling $3,127,000. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company's operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation and do not have any material impact on the previously reported results of operations.

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

         As of September 30, 2004, ACL had more than 257 active customers in Hong Kong and Southern China.

         ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

CRITICAL ACCOUNTING POLICIES

         U.S. Securities and Exchange Commission ("SEC") Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggests companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments ACL uses in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

       INVENTORY VALUATION. Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

      REVENUE RECOGNITION. The Company derives revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," (SAB
104). Computer memory resale revenue is recognized when products have been shipped and collection is probable.

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

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of September 30, 2004 over the next five years and thereafter:

                                                    Payments by Period

--------------------------------------------------------------------------------------------------------------------------
                                                                       LESS
                                                                       THAN           1-3            4-5          AFTER 5
                                                         AMOUNT       1 YEAR         YEARS          YEARS          YEARS

Operating Leases                                        $42,308        $42,308      $    --        $    --        $    --

Line of credit and notes payable -
    short-term                                        3,580,773      3,580,773           --             --             --

Convertible note payable                                150,000        150,000           --             --             --

Long-term Debt                                          525,674        447,606       78,068             --             --
                                                 ------------------------------------------------------------------------
    Total Contractual Obligations                    $4,298,755     $4,220,687      $78,068             --             --
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

         The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. Since the second half of year 2003, the Company has experienced increased demand for Samsung memory products among personal and corporate users in the Hong Kong and Southern China regions due to a recovery of their economies, in particular for the first quarter of 2004. Although there was an unexpected world-wide pricing pressure on memory products during the period from May 2004 to September 2004 among major memory products manufacturers, the market is now stabilized and results in stimulated strong demand of memory products in the Hong Kong and Southern China markets. The Company expects the profit margin of its products will improve during the fourth quarter of 2004.

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

OPERATING EXPENSES

         The Company's operating expenses for the three months and nine months ended September 30, 2004 and 2003 were comprised of sales and marketing and general and administrative expenses only.

         Sales  and   marketing   expenses   consisted   primarily  of  internal
commissions   paid  to  internal  sales  personnel  and  costs  associated  with advertising and marketing activities.

         General and administrative expenses include all corporate and administrative functions that serve to support the Company's current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to stay at the 2004 levels or slightly higher as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

         Interest expense, including finance charges, relates primarily to ACL's short-term and long-term bank borrowings, which the Company intends to reduce, and amortization of discount on the convertible debenture.

RESULTS OF OPERATIONS

         The following table sets forth unaudited statements of operations data in percent for the three months and nine months ended September 30, 2004 and 2003 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                               Three Months         Three Months           Nine Months             Nine Months
                                                   Ended                Ended                Ended                   Ended
                                               September 30,        September 30,         September 30,           September 30,
                                                   2004                 2003                 2004                     2003
                                               -----------          -----------           -----------              -----------
Net sales                                         100.00%              100.00%               100.00%                  100.00%
Cost of sales                                      98.29%               91.41%                97.58%                   93.68%
                                               -----------          -----------           -----------              -----------
Gross profit                                        1.71%                8.59%                 2.42%                    6.32%
Operating expenses:
  Sales and marketing                               0.01%                0.05%                 0.03%                    0.32%
  General and administrative                        2.57%                4.84%                 2.21%                    3.29%
  Merger cost                                                           13.57%                                          5.26%
                                               -----------          -----------           -----------              -----------
Income (loss) from operations                      -0.87%               -9.87%                 0.18%                   -2.55%
Other income (expenses):
Interest expenses                                  -0.27%               -0.21%                -0.33%                   -0.43%
Gain (loss) on disposal of
  property and equipment                            0.00%               -0.09%                 0.00%                   -0.04%
Miscellaneous                                      -0.01%                0.01%                -0.01%                   -0.00%
                                               -----------          -----------           -----------              -----------
Loss before income taxes                           -1.15%              -10.16%                -0.16%                   -3.02%

Income taxes expense (benefit)                     -0.10%                0.63%                -0.01%                    0.39%
                                               -----------          -----------           -----------              -----------

Net loss                                           -1.05%              -10.79%                -0.15%                   -3.41%
                                               ===========          ===========           ===========              ===========

UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,

         NET SALES

         Sales increased by $14,422,084 or 71.1% to $34,715,179 in the three months ended September 30, 2004 from $20,293,095 in the three months ended September 30, 2003. This increase resulted primarily from the aggressive pricing strategy imposed by Samsung with the assistance of ACL for newly launched 1 Gigabyte memory products during August 2004 to September 2004 to prevent the entrance of other major memory product manufacturers in the Hong Kong and Southern China markets which stimulated a strong demand of such newly launched memory products.

         COST OF SALES

         Cost of sales increased $15,570,162, or 83.9%, to $34,120,204 for the three months ended September 30, 2004 from $18,550,042 for the three months ended September 30, 2003. The increase in cost of sales resulted from the increase in sales during the three months ended September 30, 2004. As a percentage of sales, cost of sales increased to 98.3% of sales in the three months ended September 30, 2004 from 91.4% of sales in the three months ended September 30, 2003.

         GROSS PROFIT

         Gross profit decreased by $1,148,078 or 65.9%, to $594,975 for the three months ended September 30, 2004 from $1,743,053 for the three months ended September 30, 2003. The Company's gross profit decreased from 8.6% of sales in the three months ended September 30, 2003 compared to 1.7% of sales in the three months ended September 30, 2004, as a result of aggressive pricing strategy imposed by Samsung with the assistance of ACL for newly launched 1 Gigabyte memory products during the period from August 2004 to September 2004 to prevent the entrance of other major memory products manufacturers in the Hong Kong and Southern China markets.

         OPERATING EXPENSES

         Sales and marketing expenses decreased by $6,120 or 58.7%, to $4,304 for the three months ended September 30, 2004 from $10,424 for the three months ended September 30, 2003. This decrease was principally attributable to the restructuring of the compensation structure of the Company pursuant to which the Company ceased paying sales commissions to the marketing staff effective during the quarter ended December 31, 2003 in favor of the payment of performance linked discretionary bonuses. As a percentage of sales, sales and marketing expenses decreased to 0.01% of sales for the three months ended September 30, 2004 when compared to 0.05% of sales for the three months ended September 30, 2003.

         General and administrative expenses decreased by $89,399 or 9.11% to $891,805 for the three months ended September 30, 2004 from $981,204 for the three months ended September 30, 2003. This decrease was principally attributable to minimal payment of performance-linked bonuses. In August 2004, the Company suffered a loss of $475,591 as a result of the theft of certain of its inventory which were not covered by its insurance policy. The general and administrative expenses would have decreased by $475, 591 if this event had not occured.

         Loss from operations for the Company was $301,134 for the three months ended September 30, 2004 compared to the loss of $2,002,195 for the three months ended September 30, 2003, a decrease of loss by $1,701,061. The decrease of loss was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $49,582, or 115.62%, from $42,884 in the three months ended September 30, 2003, to $92,466 in the three months ended September 30, 2004. Excluding $59,217 of interest expense incurred in the three months ended September 30, 2004 related to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $33,249 in the three months ended September 30, 2004. Excluding the above-mentioned amortization of discount on convertible note payable, interest expense actually decreased for the three months ended September 30, 2004 when compared with the three months ended September 30, 2003 due to lower average loan balances during 2004 through the continuous pay-down of its bank loans.

         INCOME TAX

         Income tax decreased by $163,189 from income tax expense of $128,327 for the three months ended September 30, 2003 to income tax benefit of $34,862 for the three months ended September 30, 2004, due to pretax loss recorded in the three months ended September 30, 2004. Such reduction was due to pretax loss in the Company's Hong Kong operations incurred during the three months ended September 30, 2004. In the three months ended September 30, 2003, the Company had pretax income from the operations of its Hong Kong operations which was subject to the local income tax. The loss in the three months ended September 30, 2003 was related to the merger cost incurred by the U.S. registrant, and such loss could not be used to offset the profit generated from the Hong Kong operations.

         The Company's net loss decreased by $1,828,337 to $361,246 for the three months ended September 30, 2004 from $2,189,583 for the three months ended September 30, 2003 due primarily to the merger cost incurred in September 30, 2003. We expect our net profit margin for the fourth quarter of year 2004 to increase back to similar level as in last year as a result of the pricing strategy of 1 Gigabyte memory products.

UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30,

         NET SALES

         Sales increased by $45,202,975 or 86.4% to $97,549,421 in the nine months ended September 30, 2004 from $52,346,446 in the nine months ended September 30, 2003. This increase resulted primarily from the unexpected world-wide pricing pressure on memory products during the period from May 2004 to September 2004 among major memory products manufacturers which stimulated the strong demand of memory products in the Hong Kong and Southern China markets. We expect our sales in the year ending December 31, 2004 to increase to more than $100 million given the stimulated strong demand for Samsung memory products.

         COST OF SALES

         Cost of sales increased $46,147,472, or 94.1%, to $95,187,218 for the nine months ended September 30, 2004 from $49,039,746 for the nine months ended September 30, 2003. The increase in cost of sales resulted from primarily the increase of sales recorded during the nine months ended September 30, 2004. As a percentage of sales, cost of sales increased to 97.6% of sales in the nine months ended September 30, 2004 from 93.7% of sales in the nine months ended September 30, 2003. We expect our cost of sales in fiscal year 2004 to increase as a result of our expectation of an increase in sales.

         GROSS PROFIT

         Gross profit decreased by $944,497 or 28.6%, to $2,362,203 for the nine months ended September 30, 2004 from $3,306,700 for the nine months ended September 30, 2003. The decrease in gross profit resulted primarily from the increase in cost of sales by the Company for the nine months ended September 30, 2004. The Company's gross profit margin decreased from 6.3% of sales in the nine months ended September 30, 2003 compared to 2.4% of sales in the nine months ended September 30, 2004, as a result of ACL's efforts to assist Samsung to capture the market share for the Hong Kong and Southern China markets during May 2004 to July 2004 and as a result of aggressive pricing strategy imposed by Samsung with the assistance of ACL for newly launched 1 Gigabyte memory products during the period from August 2004 to September 2004. In October 2004, the
Company recorded significant improvements in profit margins due to the successful pricing strategy of the 1 Gigabyte memory products.

         OPERATING EXPENSES

         Sales and marketing expenses decreased by $134,205 or 81.3%, from $165,092 for the nine months ended September 30, 2003 to $30,887 for the nine months ended September 30, 2004. This decrease was principally attributable to the restructuring of the compensation scheme of the Company pursuant to which the Company ceased paying sales commissions to the marketing staff effective during the quarter ended December 31, 2003 in favor of the payment of performance linked discretionary bonuses. As a percentage of sales, sales and marketing expenses decreased to 0.03% of sales for the nine months ended
September 30, 2004 when compared to 0.32% of sales for the nine months ended September 30, 2003. We expect sales and marketing expenses to increase in fiscal year 2004 due to an expected increase in sales.

         General and administrative expenses increased by $433,491 or 25.1% to $2,157,959 in the nine months ended September 30, 2004 from $1,724,468 in the nine months ended September 30, 2003. This increase was principally due to an uninsured robbery of goods-in-transit which occurred in August, 2004 causing a loss of $475,591. Due to anticipated financing and acquisition activities in 2004 and the anticipated consolidation of general and administrative expenses of Classic in the fourth quarter of 2004, we expect that general and administrative expenses will increase.

         Income from operations for the Company was $173,357 for the nine months ended September 30, 2004 compared to loss of $1,336,480 for the nine months ended September 30, 2003, an increase of income by $1,509,837 or 113.0%. This increase was the result of non-recurrence of merger cost incurred during the nine months ended September 30, 2003.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $99,422, or 43.9%, from $226,660 in the nine months ended September 30, 2003, to $326,082 in the nine months ended September 30, 2004. Excluding $216,677 interest expense incurred in the nine months ended September 30, 2004 related to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $109,405 in the nine months ended September 30, 2004. Excluding the above-mentioned amortization of discount on convertible note payable, interest expense of ACL decreased to 0.2% of sales for the nine months ended September 30, 2004 from 0.3% for the nine months ended September 30, 2003 due to a reduction by the Company of its need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense excluding the amortization of convertible note to continue to decrease as we repay our long-term bank borrowings, which decrease is expected to be offset by consolidation of the line-of-credit and long-term bank borrowings of Classic after our acquisition anticipated in the fourth quarter of 2004.

         INCOME TAX

         Income tax decreased by $213,378 from income tax expenses of $204,731 for the nine months ended September 30, 2003 to a tax benefit of $8,647 for the nine months ended September 30, 2004. Such reduction was due to pretax loss in the Company's Hong Kong operations incurred during the nine months ended September 30, 2004. In 2003, the Company had a pretax income from the operations of its Hong Kong operations. The loss in 2003 was related to the merger cost incurred by the U.S. registrant, and such loss could not be used to offset the profit generated from the Hong Kong operations.

         The Company's net loss decreased by $1,637,511 from $1,788,461 for the nine months ended September 30, 2003 compared to loss of $150,950 for the nine months ended September 30, 2004 or 91.6%. This decrease was the result of non-recurrence of merger cost incurred during the nine months ended September 30, 2003. We expect our net profit margin for the fourth quarter of year 2004 will increase back to similar level as in last year as a result of the pricing strategy of 1 Gigabyte memory products which already led to significant profit margins recorded by the Group during October 2004.

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

         The Company may require additional financing in order to reduce its short-term and long-term debts and implement its business plan. The Company currently anticipates a need of approximately $4.1 million in additional financing to repay its short-term and long-term bank borrowings. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of ACL are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company's operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

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

         Although ACL believes its expectations of future growth are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update its expectation after the date of this report to confirm them to actual results or to make changes in its expectations.

         In the nine months ended September 30, 2004, net cash provided by operating activities was $119,423 while in the nine months ended September 30, 2003, ACL used net cash of $504,888 in operating activities, an increase of $624,311. This increase was caused primarily by decrease of net income in 2004, compared to the net income in 2003, excluding the merger cost. During the nine months ended September 30, 2003, the net income excluding non-cash merger cost approximated $965,000 compared to net loss of $151,000 during the nine months ended September 30, 2004, a difference of $1,116,000 which caused majority part of the difference in cash provided by (used for) operating activities.

         In the nine months ended September 30, 2004, net cash used for investing activities was $632,689 while in the nine months ended September 30, 2003, net cash used for investing activities was only $40,506. The Company loaned $611,446 to a related party to pay off a mortgage on a residential property which was used by the Company as a collateral to secure additional borrowings on a line of credit. No such transactions took place during the nine months ended September 30, 2003.

         In the nine months ended September 30, 2003, net cash provided by financing activities was $868,629 while in the nine months ended September 30, 2003, net cash provided by financing activities was $484,621. The increase was due to increase of net borrowings of $869,000 during the nine months ended September 30, 2004 compared to net repayments of $251,000 during the nine months ended September 30, 2003. The difference of $1,120,000 was partially offset by $736,000 of advances to the Company by a related party.

          An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 5.125% per annum) prevailing in Hong Kong. For the nine months ended September 30, 2004 and 2003, ACL did not generate any material interest income. Accordingly, ACL believes that an increase in interest rates will have a material negative effect on its liquidity, financial condition and results of operations.

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


                                                 ACL SEMICONDUCTORS INC.


Date: November 14, 2004                          By: /s/ Chung-Lun Yang
                                                     ------------------------
                                                     Chung-Lun Yang
                                                     Chief Executive Officer



Date: November 14, 2004                          By: /s/ Kenneth Lap-Yin Chan
                                                     ------------------------
                                                     Kenneth Lap-Yin Chan
                                                     Chief Financial Officer