Form 10-K
period 2004-12-31
ACL SEMICONDUCTOR INC
filed 2005-04-15
CIK 934445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - December 31, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

              B24-B27,1/F., Block B, Proficient Industrial Centre,
                      6 Wang Kwun Road, Kowloon, Hong Kong
                      ------------------------------------
                    (Address of principal executive offices)

                                 (852) 2799-1996
                                 ---------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to                 Common Stock - $.001 par value
Section 12(b) of the Act:                     The Common Stock is listed on the
                                              Over-the-Counter Bulletin Board

Securities registered pursuant to                             None
Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).      Yes [_]      No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2005 was approximately $1,525,982 based upon the closing price of $0.28 of the registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed first fiscal quarter (March 31, 2005). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

                           FORWARD LOOKING STATEMENTS

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

ANY REFERENCE TO ACL, THE COMPANY, WE, US, OUR OR THE REGISTRANT MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                                   PART I

                                                                                                         PAGE
Item 1.     Business.......................................................................................2
Item 2.     Properties....................................................................................12
Item 3.     Legal Proceedings.............................................................................13
Item 4.     Submission of Matters to a Vote of Security Holders...........................................13

                                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
              Matters.....................................................................................14
Item 6.     Selected Financial Data.......................................................................14
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................................16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................27
Item 8.     Financial Statements and Supplementary Data...................................................27
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................................27
Item 9A.    Controls and Procedures.......................................................................27

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant............................................28
Item 11.    Executive Compensation........................................................................29
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters.................................................................31
Item 13.    Certain Relationships and Related Transactions................................................32
Item 14.    Principal Accounting Fees and Services........................................................36

                                                   PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................36
Signatures    ............................................................................................40

                                     PART I

ITEM 1.  BUSINESS

         We were incorporated under the laws of the State of Delaware on September 17, 2002. Our predecessor, Print Data Corp. ("Historic Print Data") was incorporated under the laws of the State of Delaware on August 15, 1984 as a business forms distributor and supplier of office and computer environment supply needs. In September 2001, Historic Print Data merged with Odyssey Capital Group, Ltd., a Nevada Corporation ("Odyssey"), whereby all of the issued and outstanding shares of Historic Print Data stock were acquired by means of a merger of Historic Print Data into Odyssey, with Odyssey as the surviving corporation. Historic Print Data effectively disappeared.

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

         Odyssey was originally incorporated as Dayton Filmcorp. under the laws of the State of Nevada in June 1987. In August 1987, World Energy Solar Technology Corp., a Utah corporation, merged into Dayton Filmcorp, whereby Dayton Filmcorp was the surviving corporation. In 1994, Dayton Filmcorp changed its name to Universal Marketing and Entertainment, Inc. In 1998, it reverse split its stock 1 for 20. In May 2001, Universal Marketing and Entertainment, Inc. changed its name to Odyssey Capital Group, Ltd., and reverse split its stock 1 for 5. In September 2001, Odyssey merged with Historic Print Data, whereby Odyssey was the surviving corporation; and Odyssey changed its name to Print Data Corp., a Nevada corporation ("Print Data Nevada"). On October 11, 2002, Print Data Nevada restructured its entire capital structure whereby it reverse split its common stock 1 for 20 and its preferred stock 1 for 500; and, in order to change its state of incorporation from Nevada to Delaware, Print Data Nevada, merged into its newly formed subsidiary Print Data Corp., a Delaware corporation. Pursuant to the plan of merger, all of the issued and outstanding shares of Print Data Nevada stock were acquired by means of a merger of Print Data Nevada into the Company, with the Company as the surviving corporation. Print Data Nevada effectively disappeared. The Company's certificate of incorporation remained as the surviving corporation's certificate of incorporation. Pursuant to the plan of merger, each share of common stock of Print Data Nevada was converted into one share of common stock of the Company and each share of preferred stock of Print Data Nevada was converted into 5 shares of common stock of Print Data Corp.

         On September 8, 2003, the Company entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement") with Atlantic Components Limited, a Hong Kong corporation ("Atlantic"), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic ("Mr. Yang"), which set forth the terms and conditions of the exchange by Mr. Yang of his common shares of Atlantic, representing all of the issued and outstanding capital stock of Atlantic, in exchange for the issuance by

Company to Mr. Yang and certain financial advisors of an aggregate twenty five million (25,000,000) shares of common stock, par value $0.001 per share (the "Common Stock"), of Company (the "Transaction"). Pursuant to the Exchange Agreement, the Company and Atlantic agreed, INTER ALIA, to elect Mr. Yang and Mr. Ben Wong to the board of directors ("Board of Directors") of the Company upon the closing of the Transaction (the "Closing"), effective as of that date (the "Closing Date"), at which time, all of the Company's existing directors resigned.

         On September 9, 2003, in contemplation of the Closing and the resultant change in control of the Board of Directors, the Company filed an Information Statement on Schedule 14f-1 with the Securities and Exchange Commission (the "SEC").

         The Closing occurred on September 30, 2003, upon the satisfaction or waiver of the conditions to the Closing set forth in the Exchange Agreement, as a result of which (i) Atlantic became a wholly-owned subsidiary of the Company,
(ii) Mr. Yang received an aggregate of 22,380,000 shares of Common Stock, (iii) the Company's existing directors resigned and Mr. Yang and Mr. Wong were appointed to fill their vacancies and become the sole members of the Board of Directors, and (iv) certain financial advisors to Atlantic became entitled to receive an aggregate of 2,620,000 shares of Common Stock. Giving effect to the Closing (including required issuances to financial advisors), Mr. Yang held approximately 80.4% of the outstanding Common Stock immediately following the Closing.

         In connection with the Transaction, the Company entered into a Conveyance Agreement dated as of September 30, 2003, pursuant to which the Company conveyed its historic operations of providing supplies used in a computer or office environment to New Print Data Corp, a newly-formed, wholly-owned subsidiary of the Company, by assigning all of the assets and liabilities relating to such operations to such subsidiary which, in turn, accepted the assignment and assumed all such liabilities. On October 1, 2003, subsequent to the Closing of the Transaction, the Company entered into a Securities Purchase Agreement with Jeffrey I. Green, Phyllis S. Green and Joel Green (collectively, the "Series A Holders"), pursuant to which it sold all of the issued and outstanding capital stock of New Print Data Corp. to the Series A Holders in consideration for their surrender to the Company for cancellation of all of their outstanding shares of Series A Preferred Stock, par value $0.001 per share, of the Company.

         On December 16, 2003, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Print Data Corp. to ACL Semiconductors Inc.

         The address of the Company's principal executive offices and its telephone and facsimile numbers at that address are:

         ACL Semiconductors Inc., B24-B27, 1st Floor, Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong; Phone Number: (852) 2799-1996.

         The Company files registration statements, periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission (the "SEC"). You may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company's filings.

GENERAL

         The Company is a non-exclusive distributor in the Hong Kong and South China markets of memory products of Samsung Electronics Co., Ltd. ("Samsung"), the world's largest producer of memory chips and a global producer of memory products pursuant to a distribution agreement with Samsung (the "Distribution Agreement"). Atlantic Components Ltd. ("Atlantic") was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Atlantic became an authorized distributor and marketer of Samsung's memory products in Hong Kong and other overseas markets and entered into the Distribution Agreement. Beginning in 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in the southern region of the People's Republic of China. Since 1993, Atlantic has diversified its product portfolio to include all Samsung's memory products marketed under the "Samsung" brandname which comprise Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM"), Double Data Rate RAM ("DDR"), Graphic Random Access
Memory ("Graphic RAM"), NAND FLASH, NOR FLASH, MASK Read Only Memory ("MASK ROM") and Multi-Chip Packing ("MCP"). Atlantic believes it is the largest distributor of Samsung memory products in Hong Kong and Southern China.

         The  Company's   business   objectives  are  to  offer  updated  market
intelligence to Samsung in connection with the Hong Kong and Southern China markets' demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, the Company works closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule for the coming six months. The Company's business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, the Company maintains and develops a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, the Company has established distribution channels covering retail outlets and major corporate users in the region allows those retail or ultimate customers a secure stable supply of Samsung's memory products with competitive prices. The Company is a non-exclusive distributor of Samsung, and enjoys a minimum guaranteed gross profit margin of approximately 5% of products sold in form of sales rebate payable by Samsung.

         Approximately 80% of the Company's evenues are derived from sales of Samsung memory products. As of December 31, 2004, pricing for the Samsung memory products ranged from approximately $0.17 to $750 per product depending on the product specifications.

         The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2004. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement. As of April 13, 2005, the Company is in negotiation with Samsung regarding the annual renewal of the Distribution Agreement.

         PRODUCTS

         DRAMs are high density, low-cost-per-bit, random access memory components that store digital information and provide high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in computer systems, DVD player, DVB (settop box), Digital TV, High Definition TV, PMP (Portable Multimedia Player).

         SRAMs are semiconductor devices that perform memory functions similar to DRAMs. SRAMs utilize a more complex memory cell and do not require the memory array to be periodically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster than DRAM, although SRAM has a higher cost-per-bit than DRAM.

         DDRs (DDR1, DDR2) are random access memory components that transfer data on both 0-1 and 1-0 clock transitions, theoretically yielding twice the data transfer rate of normal DRAM or SRAM.

         Graphic RAM is a special purpose DDR (DDR1, DDR2, DDR3) as graphic products request high-speed 3-Dimensional calculation performance and large memory size as data storage buffer for VCD/DVD display. The current market consumption on graphic products is mainly for DDR 128Mb IC and DDR 256Mb IC with clockspeed up to 500MHz.

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

         INDUSTRY BACKGROUND

         Memory products are integral parts of a wide variety of consumer products and industry applications including personal computer systems, notebooks, workstations and servers, handheld computer devices, cellular phones, camcorders, MP3 music players, digital answering machines and game boxes, DVD player, DVB (settop box), HDTV and PMP, among others. Market trends, such as increased emphasis on high-throughput applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. Based upon a market study by iSuppli, Taiwan Digitimes March 2004 report, the market for DRAM memory products worldwide was estimated to be approximately US$24.6 billion in 2005. The Company expects the worldwide demand for DRAM products to remain at approximately the same level in 2006. Samsung is among the world's largest developers and manufacturers of memory products.

     Set forth below is a table forecast on World-Wide Semiconductors Sales Turnover from Gartner Dataquest quote in February 2004.

(THE DATA BELOW REPRESENTS A GRAPH IN THE PRINTED PIECE)

----------------------------------------------------
  Forecast On World Semi-Conductors Sales Turnover

                               USD
             Year          (In Billion)
             ----          ------------
             2004              21.7
             2005              24.6
             2006              24.0
             2007              26.5
             2008              29.4

  Information from Taiwan's Electronics Newspaper
----------------------------------------------------

         As the largest memory chip manufacturer in the world, Samsung recorded sales of its DRAM memory products of approximately US$4.9 billion in 2003 (approximately 28.3% of the overall DRAM market). Like many of the major manufacturers of memory products, Samsung markets and sells its products through a network of non-exclusive distributors who are granted rights to sell within specific territories. There are over 200 distributors of Samsung memory products worldwide of which six are authorized distributors in Hong Kong who serve the Hong Kong and southern China markets.

----------- -------------------------------- -----------------------
Rating      Manufacturer                     Market Share
----------- -------------------------------- -----------------------
1           Samsung                          28.5%
----------- -------------------------------- -----------------------
2           Hynix                            16.2%
----------- -------------------------------- -----------------------
3           Micron                           15.9%
----------- -------------------------------- -----------------------
4           Infineon                         13.9%
----------- -------------------------------- -----------------------
5           Elpida                           6.8%
----------- -------------------------------- -----------------------

     (Source: iSuppli March 8, 2005)


         CUSTOMERS

         As of December 31, 2004, the Company had over 200 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Classic Electronic Ltd., a related party, accounted for 31%, 21% and 12% of the Company's net sales for the years ended December 31, 2004, 2003 and 2002. No other customers accounted for more than 25% of the Company's net sales for 2004, 2003 and 2002. In order to control the Company's credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

         SALES AND MARKETING

         As of December 31, 2004, the Company employed a total of 13 salespeople, each of whom has several years experience in the memory products industry. Nine of these salespeople are stationed in the Company's headquarters offices in Hong Kong; and four work out of the Company's representative office in Shenzhen, China as customer liaisons. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

         MARKET RESEARCH

         The Company invests significant resources in market research for its own account to provide prompt and accurate market intelligence and feedback on a weekly or on demand basis to Samsung in order to assist Samsung's production planning and products allocation functions and maintains the close business relationship accordingly.

         SUPPLIERS

         As of December 31, 2004, the distributed mostly Samsung memory products and relied heavily on Samsung to supply these products. Since 1993, our procurement operations have been supported by Samsung Electronics H.K. Co., Ltd. ("SAMSUNG HK"), a wholly-owned subsidiary of Samsung, to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written long-term distribution agreement in place with Samsung HK. Samsung HK is allocated quantities of Samsung memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong. The distributors that are supported by Samsung HK provide Samsung HK with their own annual estimates of product demand. In case of unexpected strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung HK will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung's global allocation policy to Samsung HK. In the event of a supply shortage, the market prices of such memory products will rise and any loss of income attributable to our inability to fulfill all of our orders would be offset by the increase in income as a result of any increase in the market prices of such memory products. The most recent instance of a supply shortage of memory product (FLASH) occurred in early 2004 as a result of unexpectedly strong demand in Hong Kong and Southern China. The Company believes that this shortage of FLASH supply was unusual and has not had an adverse effect on its reputation insofar as the Company explained to its customers the reason for its inability to fill their orders and the Company believes that other suppliers of Samsung memory products in Hong Kong and Southern China experienced similar shortages. However, no assurance can be given that any such shortages will not recur or that such shortages won't have a negative impact on the Company's business.

         Atlantic relies solely on Samsung to provide it with memory products for distribution to its clients. Atlantic's relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company, who is verbally contracted to remain with the Company as Chief Executive Officer for the next two years. If the Company's relationship with Samsung is terminated or if Mr. Yang terminates his employment with Atlantic, Atlantic may be unable to renew the Distribution Agreement with Samsung or may not be able to continue as a distributor of Samsung memory products on favorable terms if at all.

         COMPETITION

         The memory products industry in the Hong Kong and Southern China markets is very competitive. However, as one of the world's largest memory products manufacturers, Samsung's memory products are competitively priced and have an established reputation for product quality and brandname recognition in the retail and PC/Server OEM & Consumer segments. The Company, as one of the largest distributors of Samsung's memory products for the Hong Kong and Southern China markets, believes it is in a strong competitive position against other US, European, Japanese and Taiwanese memory products manufacturers and distributors.

         Samsung's principal competitors in the Hong Kong and Southern China markets include Hynix and other Taiwanese manufacturers such as Nanya, PSC, Promos, ISSI and ESMT. The Company's principal competitors also include the five other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets. Samsung may at its sole discretion increase the number of distributors of its products in Hong Kong and Southern China which would result in increased competition for the Company.

         REGULATION

         As of December 31, 2004, the Company's business operations were not subject to the regulations of any jurisdiction other than China. Although the Company is not formally authorized to do business in the People's Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and deliver its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company's pursuit of business growth and opportunities in China.

         EMPLOYEES

         As of December 31, 2004, the Company had 40 employees. Of the 40 employees, 13 employees are in sales and marketing, 13 employees are in administration, 8 employees are in engineering, 6 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

         The Company's primary hiring sources for its employees include referrals from existing employees, print and Internet advertising and direct recruiting. All of the Company's employees are highly skilled and educated and subject to rigorous recruiting standards appropriate for a company involved in the distribution of brandname memory products. The Company attracts talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense.

         EMPLOYEE COMPENSATION

         For the year ended December 31, 2004, Mr. Yang, the Company's chief executive officer and director, had annual compensation exceeding $100,000. No long-term compensation was awarded or paid to him in 2004.

         As of December 31, 2004, the Company did not have any employment agreements with its directors, executives or staff and the Company had not issued any stock options or stock appreciation rights to any executive officers (or any other persons). The Company may grant stock options or stock appreciation rights to these or other executive officers or other persons in the future at the discretion of our Board of Directors.

RISK FACTORS

         In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in the Company and in analyzing the Company's forward-looking statements.

IF OUR RELATIONSHIP WITH SAMSUNG IS TERMINATED, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

         We rely ultimately on Samsung to provide us with memory products for distribution to our clients even though we, with the consent from Samsung HK, can purchase the required memory products from other Samsung distributors under the same mode in calculation of commission income receivable from Samsung. Our relationship with Samsung is primarily maintained through our Chief Executive Officer Mr. Yang, who is verbally contracted to remain with us for the next two years. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace Samsung as distributor of memory products on favorable terms if at all.

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

         If Samsung's global allocation process results in Samsung HK not having sufficient supplies of memory product to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. Although such shortages are infrequent, there was such a shortage during the three months ended March 31, 2004 and no assurance can be given that such shortages will not occur in the future. Currently, due to increased demand in FLASH memory, ACL also experiences insufficient supplies of such products from Samsung and loss of sales.

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

WE BELIEVE THAT WE WILL REQUIRE ADDITIONAL EQUITY FINANCING TO REDUCE OUR LONG-TERM DEBTS AND IMPLEMENT OUR BUSINESS PLAN.

         We anticipates that we will require additional equity financing in order to reduce our long-term debts and implement our business plan of increasing sales into the Southern China markets. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. As a result of such financing, the holders of our common stock may experience substantial dilution.

WE ARE HEAVILY DEPENDENT UPON THE ELECTRONICS INDUSTRY, AND EXCESS CAPACITY OR DECREASED DEMAND FOR PRODUCTS PRODUCED BY THIS INDUSTRY COULD RESULT IN INCREASED PRICE COMPETITION AS WELL AS A DECREASE IN OUR GROSS MARGINS AND UNIT VOLUME SALES.

         Our business is heavily dependent on the electronics industry. A majority of our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect its business, prospects, financial condition and results of operations.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

         There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic Components Ltd., to March 31, 2005, the closing price of our common stock fluctuated from a per share high of $2.95 to a low of $0.22 per share. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our common stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and any other unpredictable and uncontrollable factors.

IF ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE OR SHARES ELIGIBLE FOR FUTURE SALE WERE INTRODUCED INTO THE MARKET, IT COULD HURT OUR STOCK PRICE.

         We are authorized to issue 50,000,000 shares of common stock. As of December 31, 2004, there were 27,829,936 shares of our common stock issued and outstanding.

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

ITEM 2.  PROPERTIES

         Our principal offices occupy approximately 4,989 square feet gross floor area located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, which is leased from Classic Electronic Ltd., a related party, covering a lease period from December 1, 2004 to November 30, 2006 at monthly rental of HK$17,137 (approximately US$2,197).

         We lease a warehouse unit of approximately 825 square feet gross floor area located at B34, 2/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong pursuant to a one-year lease with Classic Electronics Ltd. which covers a period from December 1, 2004 to November 30, 2006 with monthly lease payments of HK$5,363 (approximately US$687).

         We lease approximately 3,000 square feet gross floor area for its directors' offices located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong for Mr. Yang which is covered by a one year lease with Classic Electronics Limited which expired on March 31, 2005, and was extended to March 31, 2006 with monthly rentals of HK$35,000 (approximately US$4,487). Mr. Ben Wong, a director, is also a director of Classic Electronics Limited.

         We lease approximately 3,000 square feet gross floor area for its directors' offices located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong for Mr. Yang which is covered by a one year lease with Systematic Information Limited which expired on March 31, 2005, and was extended to March 31, 2006 with monthly rentals of HK$25,000 (approximately US$3,205). Mr. Ben Wong, a director, is also a director of Systematic Information Limited.

         We lease an office unit of approximately 1,273.8 square feet gross floor area located at Room 2307, 23/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China pursuant to an original lease dated June 1, 2002 and an extended lease dated May 27, 2004 with Shenzhen Jing Tian Wei Investment Development Co. Ltd. which expired on May 31, 2005 and was extended to March 31, 2006 with monthly lease payments of RMB7,643 (approximately US$920).

         In the event that such facilities should become unavailable, we believe that alternative facilities could be obtained on a competitive basis.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business we may be subject to litigation from time to time. There is no past, pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving the our officers, directors or other key personnel) which in our opinion has, had, or is expected to have, a material adverse effect upon our business, prospects financial condition or operations. Professional Traders Fund, LLC ("PTF") filed a complaint, dated February 8, 2005, against us in the Southern District of New York alleging breach of contract for the nonpayment of a 12% subordinated convertible note from us to PTF in the principal amount of $250,000. PTF seeks $239,850 plus default interest, costs and attorneys fees. We have not filed an answer to such action by PTF. PTF has moved in the action to hold us in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ACLO". The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTC Bulletin Board.

                                      COMMON STOCK

         QUARTERS ENDED                                            HIGH     LOW

         FISCAL YEAR
         ENDED DECEMBER 31, 2004 and quarter ended December 31, 2003:
         Quarter ended December 31, 2003...........................$2.95   $1.50
         Quarter ended March 31, 2004..............................$3.00   $1.50
         Quarter ended June 30, 2004...............................$1.70   $0.70
         Quarter ended September 30, 2004..........................$1.13   $0.65
         Quarter ended December 31, 2004...........................$0.88   $0.23

         As of April 12, 2005, the last reported sale price of our common stock, as reported by the OTC Bulletin Board, was $0.36 per share.

         As of April 12, 2005, there were approximately 208 holders of record (and approximately 700 beneficial owners) of our common stock. We are informed and believe that as of April 12, 2005, Cede & Co. held 2,896,299 shares of our common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

         Since our reverse-acquisition of Atlantic Components Ltd., effective September 30, 2003, we have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         We do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated selected financial data, at the end of and for the last three fiscal years, should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data are derived from our consolidated financial statements that have been audited by Stonefield Josephson, Inc., our independent registered public accounting firm, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                  2004                2003              2002
                                  ----                ----              ----

Net Sales                     $133,243,690        $72,672,797       $85,343,249

Net income (loss)             $   (454,006)       $(1,437,670)      $   986,876

Earnings (loss) per common
share                               $(0.02)       $     (0.06)      $      0.04

Total Assets                  $ 10,265,983        $ 9,570,808       $ 7,215,169

Long-term Debt                $     65,522        $   194,703       $ 1,071,503

Weighted average number of
shares outstanding - basic
and diluted                     27,829,936         23,753,682        22,380,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY AND COST OF FINANCIAL RESOURCES, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED IN THIS REPORT UNDER THE HEADING "RISK FACTORS." THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         CORPORATE BACKGROUND

         We are engaged primarily in the business of distribution of memory products under "Samsung" brandname which comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

         As of December 31, 2004, we had over 200 active customers in Hong Kong and Southern China.

         Pricing for the Samsung memory products ranges from approximately $0.17 to $750 depending on the product specifications. We also sell our products in Hong Kong and Southern China and does not anticipate selling its products outside of these regions in the foreseeable future.

         For the years ended December 31, 2004, 2003, and 2002, the largest 5 customers accounted for 48%, 31% and 43% of our net sales, respectively. As of December 31, 2004, we had a working capital deficit of $839,186 and accumulated deficit of $2,784,188. We generated net sales of $133,243,690 for the year ended December 31, 2004 and recorded a net loss of $454,006. In addition, during the year ended December 31, 2004, net cash provided by operating activities amounted to $416,876.

         We are in the mature stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our consolidated financial statements are recurring costs in nature.

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

NET SALES

         Net Sales are recognized upon the transfer of legal title of the electronic components to the customers. At December 31, 2004 we had over 200 active customers.

         The quantities of memory products we sell fluctuate with changes in demand from our customers. The prices set by Samsung that we must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. Since the second half of year 2003, we have experienced increased demand for Samsung memory products among personal and corporate users in the Hong Kong and Southern China regions due to a recovery of their economies, in particular for the first quarter of 2004. Although there was an unexpected world-wide pricing pressure of memory products during May 2004 to July 2004 among major memory products manufacturers, the market is now stabilized and results in stimulated strong demand of memory products in the Hong Kong and Southern China markets.

         The essential element of our growth in the future, will be to obtain adequate financial resources as additional working capital to cope with the strong market needs from the China PCs' personal and business users.

COST OF SALES

         Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung HK, a wholly-owned subsidiary of Samsung, although there is no written long-term supply agreement in place between us and Samsung HK. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.7% for the year ended December 31, 2004 and approximately 93.9% the year ended December 31, 2003.

OPERATING EXPENSES

         Our operating expenses for the year ended December 31, 2004 and the year ended December 31, 2003 were comprised of sales and marketing, general and administrative expenses, and merger cost.

         Selling and marketing expenses consisted primarily of commissions paid to outside sales agent and salary expenses to customer service personnel and costs associated with advertising and marketing activities.

         General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2005. Sales and marketing costs are expected to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

         Merger  cost  includes  the fair  value of  shares  issued  to  certain
consultants  related  to  the   reverse-acquisition   between  us  and  Atlantic
Components Ltd.

         Interest expense, including finance charges, relates primarily to our short-term and long-term bank borrowings, which we intend to reduce and the amortization of discount related to the convertible note payable.

RESULTS OF OPERATIONS

         The following table sets forth audited consolidated statements of operations data for the years ended years ended December 31, 2004, 2003, and 2002 and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and the related notes appearing elsewhere in this document.

                                                               Year Ended December 31
                                           ---------------------------------------------------------
                                                                      (US$)
                                                2004                   2003                2002
                                                ----                   ----                ----

         Net sales                           133,243,690             72,672,797         85,343,249
         Cost of sales                       130,130,674             68,214,587         81,591,046
         Gross profit                          3,113,016              4,458,210          3,752,203

         Operating expenses:
           Sales and marketing                   453,862                149,364            204,837
           General and administrative          2,618,810              2,571,147          2,225,205
           Merger cost                                --              2,753,620                 --
           Total operating expenses            3,072,672              5,474,131          2,430,042

         Income (loss) from operations            40,344            (1,015,921)          1,322,161
         Interest expense                        402,412                166,509            213,589
         Net income (loss)                      (454,006)           (1,437,670)            986,876

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

         NET SALES

         Sales increased by $60,570,893 or 83% from $72,672,797 for year ended December 31, 2003 to $133,243,690 for the year ended December 31, 2004. This increase resulted primarily from the unexpected world-wide pricing pressure on memory products during May 2004 to July 2004 among major memory products manufacturers which stimulated the strong demand of memory products in the Hong Kong and Southern China markets. We expect our sales in the year ending December 31, 2005 to increase to more than $130 million given the stimulated strong demand for Samsung memory products.

         COST OF SALES

         Cost of sales increased $61,916,087 or 90.8%, from $68,214,587 for the year ended December 31, 2003 to $130,130,674 for the year ended December 31, 2004. The increase in cost of sales resulted from the increase in sales of Samsung's memory products and strong demand of Samsung memory products. As a percentage of net sales, cost of sales increased slightly from 93.8% of net sales in the year ended December 31, 2003 to 97.7% of net sales in the year ended December 31, 2004.

         GROSS PROFIT

         Gross profit decreased by $1,345,194, or 30.2% from $4,458,210 for the year ended December 31, 2003 to $3,113,016 for the year ended December 31, 2004. The gross profit percentage decreased to 2.3% of revenue for the year ended December 31, 2004 compared to 6.2% of revenue for the year ended December 31, 2003 as a result of aggressive pricing strategy imposed by Samsung with our assistance for newly launched 1 Gigabyte memory products during August 2004 to September 2004 to prevent the entrance of other major memory products manufacturers in the Hong Kong and Southern China markets which in turn stimulated a strong demand of such newly launched memory products. However, such pricing strategry reduces the gross margin significantly compared to the historical margin on selling the Samsung products.

         OPERATING EXPENSES

         Sales and marketing expenses increased by $304,498, or 204%, from $149,364 for the year ended December 31, 2003 to $453,862 for the year ended December 31, 2004 due to increase of sales commission to ACL Technology Pte Ltd. as a result of more than 70 new and active customers with more than $42 million revenues introduced by this sales agent. We expect sales and marketing expenses to increase in fiscal 2004 due to an expected increase in sales and potential consolidation of selling expenses of Classic upon our acquisition therein expected to occur in the second quarter of 2005.

         General and administrative expenses increased $47,663 or 1.9% from $2,571,147 for the year ended December 31, 2003 to $2,618,810 for the year ended December 31, 2004. We expect the general and administrative expenses remain at the current level until the consolidation of Classic takes place.

         Merger cost of $2,753,620 in 2003 represents the fair value of common stock issued to consultants and advisors related to the acquisition of Atlantic by us, which took place on September 30, 2003. No such cost was incurred during the year ended December 31, 2004. We do not expect reoccurrence of such cost in year 2005. We don't expect any significant merger cost to be incurred related to the acquisition of Classic Electronic Ltd. occurring in 2005 to be as much as that related to those incurred in 2003.

         Income from operations for the Company was $40,344 for the year ended December 31, 2004 compared to the loss of $1,015,921 for the year ended December 31, 2003, an increase of income of $1,056,265. The decrease of loss was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic. Excluding the merger cost, income from operations decreased by 98% for the year ended December 31, 2004, compared to $1,737,699 for the year ended December 31, 2003. This decrease was the result of decreasing gross profits during the year 2004, together with increased sales and marketing expenses.

         OTHER INCOME (EXPENSES)

         Interest expense increased $235,903, or 142% from interest expense of $166,509 in the year ended December 31, 2003, to $402,412 in the year ended December 31, 2004. Excluding $250,000 non-cash interest expense incurred in the year ended December 31, 2004 relating to amortization of discount on convertible note payable, interest expense was $152,412 in the year ended December 31, 2004. Excluding the above-mentioned amortization of discount on convertible note payable, our interest expense decreased to 0.1% of sales for the year ended
December 31, 2004 from 0.2% for the year ended December 31, 2003 due to a reduction by us of our long-term bank borrowings during the year 2004. We expect our interest expense continue to decrease as we repay our long-term bank borrowings, which decrease is expected to be offset by consolidation of the line-of-credit and long-term bank borrowings of Classic after our acquisition anticipated in the second quarter of 2005.

         Gain on disposal of property and equipment decreased by $7,100, to $128 in the year ended December 31, 2004 from $7,228 in the year ended December 31, 2003, due to certain automobile being disposed during 2003, which was replaced with new purchases of automobile. We do not expect there will be any significant gain or loss on disposal of property and equipment in year 2005.

         Our net loss decreased by $983,664 from $1,437,670 for the year ended December 31, 2003 compared to the loss of $454,006 for the year ended December 31, 2004. This decrease was the result of merger cost incurred during the year ended December 31, 2003. We expect our net profit margin for the year 2005 will increase back to similar level as in year 2003 as a result of the pricing strategy of 1 Gigabyte memory products which already led to significant profit margins recorded by us during October 2004 together with the effect of acquisition of Classic Electronics Limited as our 100% subsidiary in the second quarter of 2005.

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

         COST OF SALES

         Cost of sales decreased $13,376,459 or 16.4%, from $81,591,046 for the year ended December 31, 2002 to $68,214,587 for the year ended December 31, 2003. The decrease in cost of sales resulted from the decrease in sales of Samsung's memory products and availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. As a percentage of net sales, cost of sales decreased slightly from 95.6% of net sales in the year ended December 31, 2002 to 93.9% of net sales in the year ended December 31, 2003.

         GROSS PROFIT

         Gross profit increased by $706,007, or 18.8% from $3,752,203 for the year ended December 31, 2002 to $4,458,210 for the year ended December 31, 2003. The increase in gross profit was primarily due to the decrease of cost of sales of the company. The gross profit improved accordingly to 6.1% of net sales for the year ended December 31, 2003 compared to 4.4% of net sales for the year ended December 31, 2002.

         OPERATING EXPENSES

         Sales and marketing expenses decreased by $55,473, or 27.1%, from $204,837 for the year ended December 31, 2002 to $149,364 for the year ended December 31, 2003 due to a decrease of sales as a result of the US/Iraq War and SARS during the first and second quarters of 2003. As a percentage of sales, sales and marketing expense maintained at 0.2% of revenue for both the years ended December 31, 2003 and December 31, 2002.

         General and administrative expenses increased $345,942 or 15.5% from $2,225,205 for the year ended December 31, 2002 to $2,571,147 for the year ended December 31, 2003. The increase was primarily attributable to the professional charges incurred in connection with the reverse merger by us occurred during the year ended December 31, 2003.

         Merger cost of $2,753,620 represents the fair value of common stock issued to consultants and advisors related to the acquisition of Atlantic by us, which took place on September 30, 2003. No such cost was incurred during the year ended December 31, 2002.

         Loss from operations for the Company was $1,015,921 for the year ended December 31, 2003 compared to an income of $1,322,161 for the year ended December 31, 2002, a decrease of income or increase of loss by $2,338,082. The increase of loss or decrease of income was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic. Excluding the merger cost, income from operations increased $415,538 or 31% to $1,737,699 for the year ended December 31, 2003, compared to $1,322,161 for the year ended December 31, 2002. This increase was the result of increasing gross profits during the year 2003, offset by increased general and administrative expenses.

         OTHER INCOME (EXPENSES)

         Interest expense decreased by $47,080, or 22%, from interest expense of $213,589 in the year ended December 31, 2002, to $166,509 in the year ended December 31, 2003. As a percentage of sales, interest expense decreased slightly to 0.2% in the year ended December 31, 2003 when compared to 0.3% in the year ended December 31, 2002 due to lower interest rate throughout 2003 and lower average loan balances. In the year ended December 31, 2003, interest expense related primarily to Atlantic's bank charges and interest incurred from its short-term and long-term bank borrowings.

         Gain on disposal of property and equipment increased by $7,228, from $0 in the year ended December 31, 2002 to $7,228 in the year ended December 31, 2003, due to certain automobile being disposed during 2003, which was replaced with new purchases of automobile.

         Our net loss increased by $2,424,546 to $1,437,670 for the year ended December 31, 2003 compared to an income of $986,876 for the year ended December 31, 2002. Excluding the merger cost of $2,753,620, our net profit increased by $329,074 which represents an increase of 33% over the profit of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

         We may require additional financing in order to finance our growing business and implement our business plan. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, we anticipate an additional need of working capital of at least $2.0 million through short-term borrowings from the banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from such delivery. In certain limited instances, our customers are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by our operations are insufficient to fund our growth requirements, we will need to obtain additional equity funds. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, our capital requirements may increase.

         The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; its ability to attract new customers; an increase in competition in the memory products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deems immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.


         Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in its expectations.

         In the year ended December 31, 2004, net cash provided by operating activities amounted to $416,876 while in the year ended December 31, 2003, net cash used in operating activities amounted to $216,151, an increase of $633,027. This increase was caused, in part, by a strengthened control in inventory level during year 2004.

         In the year ended December 31, 2003, net cash provided by investing activities amounted to $790,641 while in the year ended December 31, 2004, we used net cash of $954,770 in investing activities, a decrease of cash used for investing activities of $1,745,411. In August 2004, we were in negotiation with DahSing Bank for an additional amount of its available line of credit. As a condition to the extension of additional credit to us, DahSing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, we loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited. In exchange for such loan, City Royal Limited agreed to pledge this residential property as collateral to secure our additional borrowings of HK$10 million (approximately US$1,282,000) from DahSing Bank. The primary purpose of the loan, from our perspective, was to advance our business by enabling us to secure additional lines of financing in excess of the loan amount from DahSing Bank. This loan had been fully settled on February 14, 2005. We believe that the above-referenced loan does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 as its primary purpose was to advance our business. However, no assurance can be given that the SEC or U.S. federal government will agree with our position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply. Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal Limited with a total of 100% interest. We do not expect a significant amount of cash used for investing activities incurred in year 2005 as the acquisition of Classic Electronics Limited will be principally by relieve of outstanding accounts receivable and issuance of our common stock with no additional cash outflows to be recorded.

         In the year ended December 31, 2004, net cash provided by financing activities amounted to $583,368 while in the year ended December 31, 2003, we used net cash of $286,353 in financing activities, an increase of cash provided by financing activities of $869,721. This increase was caused by additional proceeds on lines-of-credit of $1.3 million in the year 2004. We do not expect significant cash will be provided by financing activities in year 2005.

         In the year ended December 31, 2003, net cash used for operating activities amounted to $216,151 while in the year ended December 31, 2002, we generated net cash of $1,629,294 in operating activities, a decrease of $1,845,445. This decrease was primarily due to an increase of the accounts receivable from Classic by such amount.

         In the year ended December 31, 2003, net cash provided by investing activities amounted to $790,461 while in the year ended December 31, 2002, we used net cash of $595,845 in investing activities, an increase of cash provided by investing activities or a decrease of cash used for investing activities of $1,386,486. This increase was caused, in part, by repayment of loans from stockholder of $807,724 in the year ended December 31, 2003 and in the year ended December 31, 2002, there was a net cash of $584,838 advanced to the stockholder.

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

         An essential element of our growth in the future, will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk for changes in interest rates as our bank borrowings accrue interest at floating rates of 0% to 0.5% over the Best Lending Rate (currently at 5.5% per annum) prevailing in Hong Kong. For the two years ended December 31, 2004 and 2003, we did not generate any material interest incomes. Accordingly, we believe that changes in interest rates may have a material effect on our liquidity, financial condition or results of operations.

IMPACT OF INFLATION

         We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect we will be able to pass along component price increases to our customers.

SEASONALITY

         We have not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4.' The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement on its results of operations and financial position.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31, 2004 over the next five years and thereafter:

                               Payments by Period

----------------------------------------------------------------------------------------------------
                                                         LESS
                                                         THAN        1-3         4-5        AFTER 5
                                            AMOUNT      1 YEAR      YEARS       YEARS        YEARS
                                            ------      ------      -----       -----       -------
Operating Leases                            111,601      73,347      38,254         ---         ---
Convertible note payable                    150,000     150,000         ---         ---         ---
Long-term Debt                              351,554     286,032      65,522         ---         ---
                                          ----------  ----------  ----------  ----------  ----------
    Total Contractual Obligations          $613,155    $509,379    $103,776    $    ---    $    ---
                                          ==========  ==========  ==========  ==========  ==========

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, and allowance for doubtful accounts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on our results we report in our consolidated financial statements.

         INVENTORY VALUATION. Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

         REVENUE RECOGNITION. We derive revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB
104). Computer memory resale revenue is recognized when products have been shipped and collection is probable. An allowance for returns is recorded based on the management's estimate of sales returns.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.

         Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC as a result of the significant deficiency described below in that subsection captioned "SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS".

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The term iNTERNAL CONTROL OVER FINANCIAL REPORTING is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Except as noted below in that subsection captioned "SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS", there were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

         Our independent auditors identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded. In addition, certain related parties were not disclosed to our independent auditors and transactions with these related parties were not disclosed in the financial statements. During the course of the audit field work, our independent auditors discovered these errors and these related parties and the transactions with these related parties. Our independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting.

OTHER OBSERVATIONS

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors also made several other observations relating to our disclosure controls and procedures or internal controls. First, our independent auditors observed that ACL did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, our independent auditors observed that we did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow. Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources. Finally, our independent auditors observed that none of the members of the board of directors demonstrated an in-depth understanding of generally accepted accounting principles. We acknowledge that while we believe our board of director members are proficient in reading and understanding financial statements, they may not have an in-depth understanding of generally accepted accounting principles, and we are currently evaluating whether we should seek a person with a professional accounting background to join the board.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, as of December 31, 2004, and their biographical information are set forth below:

NAME                            AGE           POSITION

Chung-Lun Yang                  43            Chairman of the Board of Directors and Chief Executive Officer
Ben Wong                        41            Director
Kenneth Lap-Yin Chan            42            Chief Financial Officer

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

         Our Board of Directors does not have a Compensation Committee, an Audit Committee or a Nominating Committee. Our Board of Directors plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

         We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached hereto as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2004 all Reporting Persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the two years ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------- ------------------------------------------------------
ANNUAL COMPENSATION                                                       LONG TERM COMPENSATION
------------------------------------------------------------------------- ------------------------------------------------------
(a)                      (b)       (c)          (d)           (e)         (f)         (g)            (h)          (i)
Name and                 Fiscal    Salary       Bonus         Other       Restricted  Securities     LTIP         All Other
Principal Position       year                                 Annual      Stock       Underlying     Payouts      Compensation
                                                              Compen-     Awards      Options
                                                              sation
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Jeffrey I. Green,        2004      N/A          N/A           N/A         N/A         N/A            N/A          N/A
Former Director and      2003      $195,000     0             0           0           0              0            0
President (1)
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Phyllis Green, Former    2004      N/A          N/A           N/A         N/A         N/A            N/A          N/A
Director and Executive   2003      $160,367     0             0           0           0              0            0
Administrator(2)
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Chung-Lun Yang,          2004      $233,590     0             $95,000     0           0              0            0
Chief Executive          2003      $23,077      $624,462      $16,539     0           0              0            0
Officer and Chairman
of the Board (3)
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------

     (1) Mr. Green resigned effective September 9, 2003 upon the closing of the reorganization. Compensation includes amount up to September 30, 2003.

     (2) Ms. Green resigned effective September 9, 2003 upon the closing of the reorganization. Compensation includes amount up to September 30, 2003.

     (3) Mr. Yang was elected to be the Chief Executive Office of the Company upon the resignation of Mr. Jeffrey I. Green after the reverse-acquisition of Atlantic Components Ltd. Compensation information indicated above covers the salaries of $23,077 to Mr. Yang for the period from October 1 to December 31, 2003. Salaries for the full year totaled $92,308 for the year ended December 31, 2003. The Company accrued bonus of $624,462 and payable to Mr. Yang on September 30, 2003, effective date of the reverse-acquisition. Other annual compensation includes rent and housing allowance in the amount of $95,000 for the year ended December 31, 2004 and in the amount of $16,539 for the period from October 1 to December 31, 2004.

OPTION GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

         No options were granted to our executive officers during the fiscal year ended December 31, 2004. We do not have any stock option, retirement, pension or profit-sharing plans for the benefit of the directors, officers or other employees, but our board of directors may recommend the adoption of one or more such plans in the future.

              Shares        Value       Number of shares Underlying       Value of Unexercised In-the-Money
Name          Exercised     Realized   Unexercised Options at Year-End    Options at Year-End (1)
----          ---------     --------   -------------------------------    -----------------------
N/A            N/A          N/A        N/A             N/A                N/A              N/A

COMPENSATION OF DIRECTORS

         None of the current directors who served during the years ended December 31, 2004 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

OPTIONS TO DIRECTORSS

         No options were granted to directors during the fiscal year ended December 31, 2004. We do not have any stock option, retirement, pension or profit-sharing plans for the benefit of the directors, officers or other employees, but our board of directors may recommend the adoption of one or more such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2004 (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock (ii) each director, named executive officer and (iii) all executive officers and directors as a group. On such date, we had 27,829,936 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of               Shares of Common Stock    Percentage of Class
Beneficial Owner                    Beneficially Owned     Beneficially Owned(1)
----------------                    ------------------     ---------------------

Chung-Lun Yang                          22,380,000                 78.9%
No.78,5th Street, Hong Lok Yuen,
Tai Po, New Territories, Hong Kong

Ben Wong                                0                           0.0%
19B, Tower 8, Bellagio,
33 Castle Peak Road, Sham Tseng,
New Territories, Hong Kong

Kenneth Lap-Yin Chan                    0                           0.0%
Flat B, 8/F., Block 19,
South Horizons,
Aplei Chau, Hong Kong

All Directors and Officers              22,380,000                 78.9%
as a Group

------------------------------

(1) Applicable percentage of ownership is based on 27,829,936 shares of common stock outstanding as of March 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2005, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2005, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of THE COMPANY.

         Except as otherwise set forth, information on the stock ownership of these persons was provided to us by the persons.

         We do not have any compensation plans or arrangements benefiting employees or non-employees under which our equity securities are authorized for issuance in exchange for consideration in the form of good services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MR. YANG

As of December 31, 2004 and 2003, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $102,936, and $102,936, respectively. These advances bear no interest and are payable on demand.

For the years ended December 31, 2004, 2003, and 2002, we recorded compensation to Mr. Yang of $233,590, $716,770, and $732,280, respectively, and paid $233,590, $92,308, and $92,308, respectively, to Mr. Yang as compensation to him. The respective unpaid amounts are included in the amount due from stockholder/director as of December 31, 2004 and 2003.

During each of the years ended December 31, 2004, 2003, and 2002, we paid rent of $82,692, $53,846, and $53,846, respectively, for Mr. Yang's personal residency as fringe benefits to him, and paid housing allowance to him in the amount of $12,308, $12,308, and $2,052, respectively. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $40,885,565, $15,224,745, and $10,007,267, respectively, to Classic Electronic Ltd. ("Classic"). We have not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to our lenders up to $10 million outstanding accounts receivable from Classic.

During the years ended December 31, 2004, 2003, and 2002, we purchased inventory of $5,867,150, $4,159,300, $3,266,005, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2004 and 2003, we had net outstanding accounts receivable from Classic totaling $4,714,057 and $5,289,626, respectively.

We leased two of our facilities and Mr. Yang's personal residency from Classic. Lease agreements for the two facilities expire on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expired on March 31, 2005 and was subsequently extended to March 31, 2006. Monthly lease payments for these 3 leases totaled $7,372. We incurred and paid rent expense of $88,462, $56,731, and $53,846 to Classic for the years ended December 31, 2004, 2003, and 2002, respectively.

During the years ended December 31, 2003 and 2002, certain Classic's employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic's operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $0 for 2004, $248,000 for 2003, and $310,000 for 2002.

In  December  2003,  we  relieved  our  account   receivable   from  Classic  by
transferring    $1,048,604   of    outstanding    amounts   we   owed   to   its
stockholder/director.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $0, $901,430, $616,305, respectively, to ACL Technology Pte Ltd. ("ACLT. Outstanding accounts receivable totaled $0 and $191,566 as of December 31, 2004 and 2003, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2004, 2003, and 2002, we purchased inventories of $2,049,474, $700,126, and $401,676, respectively, from ACLT. As of December 31, 2004 and 2003, there were no outstanding accounts payable to ACLT.

During 2002, we sold inventory previously reserved for obsolescence to ACLT. The inventory had an original cost of approximately $300,000 and was sold to ACLT at a substantial discount.

In December 2003, we relieved our account receivable from ACLT by transferring $374,988 of outstanding amounts it owed to its stockholder/director.

In 2004, we paid a commission of $392,434 to ACLT related to sales brought in by this entity.

In 2004, we loaned $318,983 to ACLT, which is classified as loans receivable from related parties in the accompanying consolidated balance sheet. The loan is unsecured, bears no interest and is expected to be repaid in 2005.

Mr. Ben Wong, one of our directors, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $166,152, $0, and $20,736, respectively, to Kadatco Company Ltd. ("Kadatco"). Outstanding accounts receivable totaled $0 as of December 31, 2004 and 2003. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2004, 2003, and 2002, we purchased $0, $0, $11,340, respectively, from Kadatco. As of December 31, 2004 and 2003, there were no outstanding accounts payable to Kadatco.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $7,682,072, $5,134,160, and $254,161, respectively, to Rambo Technologies Ltd. ("Rambo"). Outstanding accounts receivable totaled $0 as of December 31, 2004 and 2003. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2004, 2003, and 2002, we purchased $339,605, $229,781, and $163,812, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $61,360 and $0 as of December 31, 2004 and 2003.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $90, $62,268, and $1,132,998, respectively, to Aristo Components Ltd. ("Aristo"). Outstanding accounts receivable totaled $0 as of December 31, 2004 and 2003. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2004, 2003, and 2002, we purchased $500, $28,053, and $394,821, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of December 31, 2004 and 2003.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang is a director of Aristo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $14,985, $0, and $0, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $13,460 and $0 as of December 31, 2004 and 2003, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party. Mr. Chung Lun Yang is a director of Atlantic Netcom.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $513,698, $523,809, and $0, respectively, to Solution Semiconductor (China) Ltd.
("Solution"). Outstanding accounts receivable totaled $0 and $5,260 as of December 31, 2004 and 2003. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2004, 2003, and 2002, we purchased $8,387, $0, and $0, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2004 and 2003.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2004, 2003, and 2002, we sold $1,941,298, $137,482, and $0, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of December 31, 2004 and 2003. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2004, 2003, and 2002, we purchased $154,460, $0, and $0, respectively, from Systematic. There are no outstanding accounts payable due to Systematic as of December 31, 2004 and 2003.

On April 1, 2004, we entered into a lease agreement with Systematic pursuant to which we lease one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expired on March 31, 2005 and was subsequently extended to March 31, 2006. Monthly lease payment for this lease totaled $3,205. We incurred and paid an aggregate rent expense of $28,846 to Systematic during the year ended December 31, 2004.

Mr. Ben Wong and the wife of Mr. Yang are the directors and shareholders of Systematic with a total of 100% interest.

TRANSACTIONS WITH CITY ROYAL LTD.

In August 2004, we were in negotiation with The DahSing Bank Limited (the "DahSing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to us, DahSing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, we loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to DahSing Bank as collateral to secure our borrowings from DaSing Bank. In consideration thereof, DahSing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal Limited sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to DahSing Bank as collateral for the Company's line.

The loan to City Royal Limited is non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to us in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from our perspective, was to advance our business by enabling us to secure additional lines of financing in excess of the loan amount from DahSing Bank. We settled this loan in February 2005. We believe that the above-referenc loan does not violate the general prohibition against loans made by publicly-trade companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance our business. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with our position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal Limited with a total of 100% interest.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Stonefield Josephson, Inc. for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Stonefield Josephson, Inc. during those periods.

                                                    FISCAL 2004      FISCAL 2003
Audit Fees (1)                                      $   221,047      $    71,050
Audit Related Fees (2)                              $        --      $        --

Tax Fees (3)                                        $        --      $        --

All Other Fees (4)                                  $        --      $        --

Total                                               $        --      $        --

-------------------------

     (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.


     (2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no such fees in fiscal year 2004 or 2003.


     (3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2004 or 2003.


     (4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2004 or 2003.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b) REPORTS ON FORM 8-K. We filed the following current reports on Form 8-K during the last quarter of our fiscal year ended December 31, 2004 and for the period from January 1, 2005 through April 15, 2005:

     1. Form 8-K/A filed February 9, 2004 to the Form 8-K filed October 16, 2003 relating to item 7.

     2.  Form 8-K filed March 5, 2004 relating to item 12.

     3.  Form 8-K filed March 24, 2004 relating to items 5 and 7.

     4.  Form 8-K filed March 25, 2004 relating to items 5 and 7.

     5. Form 8-K/A filed April 13, 2004 to the Form 8-K filed March 24, 2004 relating to items 7.

     6.  Form 8-K filed January 19, 2005 relating to items 1.01, 2.01 and 9.01.

     7. Form 8-K/A filed April 12, 2005 to the Form 8-K filed January 19, 2005 relating to items 1.02 and 2.01.

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

10.12 Form of Letter Agreement dated as of December 31, 2003 by and between the Company and PTF, incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

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

10.18 Letter Agreement dated as of December 31, 2003 by and between the Company and PTF, incorporated by reference to Exhibit 10.10 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

14 Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

21       Subsidiaries of the Company
         Atlantic Components Limited, a Hong Kong corporation
         Alpha  Perform   Technologies   Limited,   a  British   Virgin  Islands
         corporation

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------

* Filed herewith

** As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of ACL Semiconductors Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACL SEMICONDUCTORS INC.

                                         By: /s/ CHUNG-LUN YANG
                                            ------------------------------------
                                                 Chung-Lun Yang
                                                 Chief Executive Officer

                                         Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----

 /s/  CHUNG-LUN YANG                        Chief Executive                             April 14, 2005
------------------------------------        Officer and Chairman of the
Chung-Lun Yang                              Board of Directors
                                            (Principal Executive
                                            Officer)


 /s/  KENNETH LAP-YIN CHIN                  Chief Financial Officer,                    April 14, 2005
------------------------------------        (Principal Financial and Accounting
Kenneth Lap-Yin Chin                        Officer)


 /s/  BEN WONG                              Director                                    April 14, 2005
------------------------------------
Ben Wong

                                   SCHEDULE II
                     ACL SEMICONDUCTORS INC. AND SUBSDIARIES


                 Valuation and Qualifying Accounts and Reserves

                  Years Ended December 31, 2004, 2003 and 2002


                                                   Balance             Charged                           Balance
                                              at the Beginning        to Costs                         at the End
                                                 of the Year        and Expenses       Deductions      of the Year
                                             -------------------- ------------------ --------------- ----------------
Allowance for Doubtful Accounts:
Year ended December 31, 2002                             205,166                 --       (205,166)               --
Year ended December 31, 2003                                  --            128,598       (128,598)               --
Year ended December 31, 2004                                  --                 --              --               --


Inventory Obsolescence Reserve:
Year ended December 31, 2002                             512,821                 --       (412,821)          100,000
Year ended December 31, 2003                             100,000             50,590              --          150,590
Year ended December 31, 2004                             150,590              3,256              --          153,846

ACL Semiconductors Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004 and December 31, 2003 and

The Three-Year Period Ended December 31, 2004

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




CONTENTS

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets                                            F-2
  Consolidated Statements of Operations                                  F-3
  Consolidated Statements of Stockholders' Equity (Deficit)              F-4
  Consolidated Statements of Cash Flows                               F-5 - F-6
  Notes to Consolidated Financial Statements                          F-7 - F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheets of ACL Semiconductors Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows and financial statement schedule for each of the three years in the period ended December 31, 2004, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

As discussed in Note 7 to the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories and this single vendor provided the majority of the Company's inventory purchases during the years ended December 31, 2004, 2003, and 2002. The Company's non-exclusive distributorship agreement with this supplier expired on March 1, 2005. The Company is still in negotiation with the supplier regarding the renewal terms of the agreement, and such an agreement has not yet been renewed. Termination of such distributorship agreement by the supplier would have a material adverse effect on the operations of the Company.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 8, 2005

                       ACL SEMICONDUCTORS AND SUBSDIARIES
                           CONSOLIDATED BALANCE SHEETS

                     ASSETS

                                                                                    December 31,
                                                                            2004                   2003
                                                                     ------------------     ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                          $    512,548           $    467,074
     Accounts receivable, net of allowance
        for doubtful accounts of $0 for 2004 and 2003                      1,088,751                875,101
     Accounts receivable, related parties                                  4,727,517              5,486,452
     Loans receivable, related parties                                       930,429                     --
     Inventories, net                                                      1,520,117              1,327,120
     Other current assets                                                     80,802                 10,679
                                                                     ------------------     ------------------
           Total current assets                                            8,860,164              8,166,426

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of accumulated
   depreciation and amortization                                              55,819                 54,382

ACQUISITION DEPOSITS                                                       1,000,000              1,000,000
OTHER DEPOSITS                                                               350,000                350,000
                                                                     ------------------     ------------------
                                                                        $ 10,265,983           $  9,570,808
                                                                     ==================     ==================
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $  5,065,965           $  5,037,304
     Accrued expenses                                                        456,676                140,369
     Lines of credit and loan facilities                                   3,469,632              2,158,984
     Current portion of long-term debt                                       286,032                884,131
     Convertible note payable, net of unamortized discount of $0
     for 2004 and $250,000 for 2003                                          150,000                     --
     Income tax payable                                                      145,050                177,645
     Due to shareholders for converted pledged collateral                    112,385                     --
     Other current liabilities                                                13,610                 22,555
                                                                     ------------------     ------------------
           Total current liabilities                                       9,699,350              8,420,988

Long-term debt, less current portion                                          65,522                194,703
                                                                     ------------------     ------------------
           Total liabilities                                               9,764,872              8,615,691
                                                                     ------------------     ------------------

COMMITMENTS AND CONTINGENCIES                                                     --                     --

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - $0.001 par value, 50,000,000 shares
        authorized, 27,829,936 issued and outstanding                         27,830                 27,830
     Additional paid-in capital                                            3,360,405              3,360,405
     Amount due from stockholder/director                                   (102,936)              (102,936)
     Accumulated deficit                                                  (2,784,188)            (2,330,182)
                                                                     ------------------     ------------------

           Total stockholders' equity                                        501,111                955,117
                                                                     ------------------     ------------------

                                                                        $ 10,265,983           $   9,570,808
                                                                     ==================     ==================

The accompanying notes form an integral part of these consolidated financial statements

                       ACL SEMICONDUCTORS AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                December 31,
                                                               2004                  2003                  2002
                                                        ------------------    ------------------    ------------------
NET SALES:
      Related parties                                      $ 51,203,860          $ 21,983,894          $ 12,031,467
      Other                                                  82,158,559            50,840,352           73,543,213
      Less discounts to customers                              (118,729)             (151,449)             (231,431)
                                                        ------------------    ------------------    ------------------

                                                            133,243,690            72,672,797            85,343,249

COST OF SALES                                               130,130,674            68,214,587            81,591,046
                                                        ------------------    ------------------    ------------------

GROSS PROFIT                                                  3,113,016             4,458,210            3,752,203

OPERATING EXPENSES:
      Selling                                                   453,862               149,364               204,837
      General and administrative                              2,618,810             2,571,147             2,225,205
      Merger cost                                                    --             2,753,620                    --
                                                        ------------------    ------------------    ------------------

INCOME (LOSS) FROM OPERATIONS                                    40,344            (1,015,921)            1,322,161

OTHER INCOME (EXPENSES):
      Interest expense                                         (402,412)             (166,509)             (213,589)
      Gain on disposal of property and equipment                    128                 7,228                    --
      Miscellaneous                                              (6,252)                3,398               (10,640)
                                                        ------------------    ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                              (368,192)           (1,171,804)            1,097,932

INCOME TAXES                                                     85,814                265,866              111,056
                                                        ------------------    ------------------    ------------------

NET INCOME (LOSS)                                          $   (454,006)         $ (1,437,670)         $    986,876
                                                        ==================    ==================    ==================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED              $      (0.02)         $      (0.06)         $       0.04
                                                        ==================    ==================    ==================

WEIGHTED AVERAGE NUMBER OF SHARES -
   BASIC AND DILUTED                                         27,829,936            23,753,682            22,380,000
                                                        ==================    ==================    ==================

The accompanying notes form an integral part of these consolidated financial statements

                       ACL SEMICONDUCTORS AND SUBSDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                               Total
                                           Common stock         Additional       Due from                   stockholders'
                                    -------------------------     paid-in      stockholder/   Accumulated      equity
                                      Shares        Amount        capital        Director       deficit       (deficit)
                                    -----------   -----------   -----------    ------------   -----------   -------------

Balance at December 31, 2001         22,380,000   $    22,380   $   362,235    $  (679,485)   $(1,366,567)   $(1,661,437)

Net decrease in due from
     stockholder/ director                   --            --            --         55,134             --         55,134

Net income                                   --            --            --             --        986,876        986,876
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002         22,380,000   $    22,380   $   362,235    $  (624,351)   $  (379,691)   $  (619,427)

Reverse acquisition between
     ACL Semiconductors Inc.
     (formerly Print Data Corp.)
     and Atlantic Components Ltd.     2,829,936         2,830        (2,830)            --             --             --

Issuance of common stock to
     consultants related to
     reverse-acquisition              2,620,000         2,620     2,751,000             --             --      2,753,620

Dividend declared                            --            --            --             --       (512,821)      (512,821)

Intrinsic value for beneficial
     conversion feature on
     convertible  note payable               --            --       250,000             --             --        250,000

Net decrease in due from
     stockholder/director                    --            --            --        521,415             --        521,415

Net loss                                     --            --            --             --     (1,437,670)    (1,437,670)
                                    -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003         27,829,936   $    27,830   $ 3,360,405    $  (102,936)   $(2,330,182)   $   955,117

Net loss                                     --            --            --             --       (454,006)      (454,006)
                                    -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2004         27,829,936   $    27,830   $ 3,360,405    $  (102,936)   $(2,784,188)   $   501,111
                                    ===========   ===========   ===========    ===========    ===========    ===========

The accompanying notes form an integral part of these consolidated financial statements

                       ACL SEMICONDUCTORS AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                  Years ended December 31,
                                                                       ---------------------------------------------
                                                                          2004             2003             2002
                                                                       -----------      -----------      -----------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Net income (loss)                                                $  (454,006)      (1,437,670)     $   986,876
                                                                       -----------      -----------      -----------

      ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
        CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
             Depreciation and amortization                                  23,032           15,230           23,571
             Bad debt                                                                       128,598               --
             Change in inventory reserve                                     3,256           50,590         (412,821)
             Gain on disposal of property and equipment                       (128)          (7,228)              --
             Merger cost                                                        --        2,753,620               --
             Amortization of convertible note payable discount             250,000               --               --
             Reduction of receivable due from stockholder/
               director as additional compensation                              --          624,462          639,972

      CHANGES IN ASSETS AND LIABILITIES:
          (INCREASE) DECREASE IN ASSETS
             Accounts receivable - other                                  (208,390)          75,157          320,412
             Accounts receivable - related parties                         753,675       (2,661,158)        (177,044)
             Inventories                                                   196,253)      (1,075,621)         663,905
             Recoverable income taxes                                           --               --          280,903
             Other current assets                                          (70,123)             421              700
             Deposits                                                           --               --         (350,000)

          INCREASE (DECREASE) IN LIABILITIES
             Accounts payable                                               28,661        1,221,659         (452,519)
             Accrued expenses                                              328,692          (18,780)          46,820
             Income tax payable                                            (32,595)         118,707           58,938
             Other current liabilities                                      (8,945)          (4,138)            (419)
                                                                       -----------      -----------      -----------
                Total adjustments                                          870,882        1,221,519          642,418
                                                                       -----------      -----------      -----------

                Net cash provided by (used for)
                  operating activities                                     416,876         (216,151)       1,629,294
                                                                       -----------      -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
      (Loans) to/repayments from stockholders                                   --          807,724         (584,838)
      Loan to related party                                               (930,429)              --               --
      Proceeds received from sale of fixed assets                              128           25,641               --
      Purchases of property, equipment and improvements                    (24,469)         (42,724)         (11,007)
                                                                       -----------      -----------      -----------

                Net cash provided by (used for)
                  investing activities                                    (954,770)         790,641         (595,845)
                                                                       -----------      -----------      -----------

The accompanying notes form an integral part of these consolidated financial statements

                                                                                  Years ended December 31,
                                                                       ---------------------------------------------
                                                                          2004             2003             2002
                                                                       -----------      -----------      -----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
      Proceeds (repayments) on lines of credit and
         notes payable                                                   1,310,648          166,410         (269,317)
      Cash proceeds from issuance of convertible note payable                   --          250,000               --
      Principal payments on long-term debt                                (727,280)        (702,763)        (639,732)
                                                                       -----------      -----------      -----------

              Net cash provided by (used for) financing activities         583,368         (286,353)        (909,049)
                                                                       -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   45,474          288,137          124,400

CASH AND CASH EQUIVALENTS, beginning of year                               467,074          178,937           54,537
                                                                       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                 $   512,548      $   467,074      $   178,937
                                                                       ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Interest paid                                                    $   152,412      $   166,509      $   213,589
                                                                       ===========      ===========      ===========

      Income tax paid                                                  $   118,409      $   147,159      $    67,418
                                                                       ===========      ===========      ===========


NON-CASH ACTIVITIES:

      Reduction of accounts receivable from related party as
         acquisition deposit                                           $        --      $ 1,000,000      $        --
                                                                       ===========      ===========      ===========

      Reduction of accounts receivable from related parties
         for assumed liability due stockholder/director                $        --      $ 1,423,592      $        --
                                                                       ===========      ===========      ===========

      Dividend to stockholder of Atlantic Components Ltd.
         prior to reverse-acquisition to increase payable to
         stockholder/director                                          $        --      $   512,821      $        --
                                                                       ===========      ===========      ===========

The accompanying notes form an integral part of these consolidated financial statements

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


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

                  The share exchange agreement closed and became effective on September 30, 2003. Upon the completion of this transaction, Atlantic became the wholly owned subsidiary of ACL, and Mr. Yang became the owner of approximately 80% of ACL's issued and outstanding shares of common stock. In addition, ACL's directors and officers resigned and were replaced by directors and officers of Atlantic. For accounting purposes, the acquisition was accounted for as a reverse-acquisition, whereby Atlantic was deemed to have acquired ACL. Because the acquisition was accounted for as a purchase of ACL, the historical financial statements of Atlantic became the historical financial statements of ACL after this transaction. The accompanying consolidated statements of operations for the year ended December 31, 2003 include the operating results of Atlantic up to September 30, 2003, the closing date of the acquisition, and the operating results of ACL from October 1, 2003 to December 31, 2003. In accounting for this transaction:

                  o Atlantic is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to the acquisition, its net assets have been included in the consolidated balance sheets at their historical book values and the results of operations of Atlantic have been presented for the comparative prior years ended December 31, 2002.

                  o Control of the net assets and operations of ACL was acquired effective September 30, 2003. The Company accounted for this transaction as a purchase of the assets and liabilities of ACL. The historical cost of the net assets assumed was $0.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


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

                  On December 31, 2004, ACL entered into a Stock Purchase Agreement with Classic Electronics Ltd., a Hong Kong corporation ("Classic") and the stockholders of Classic, pursuant to which ACL would purchase all of the outstanding shares of capital stock of Classic from its two selling stockholders (the "Selling Stockholders") for an aggregate purchase price of 12,000,000 shares of common stock, par value $0.001 per share, of the Company, to be issued to the Selling Stockholders pro rata based on their ownership percentages of Classic, the cancellation of $4.0 million of indebtedness owed by the Selling Stockholders to Classic, which consideration is in addition to the $1.0 million paid to Classic by ACL in December 2003 as an irrevocable deposit towards the acquisition through the cancellation of accounts receivable then owing by Classic to ACL. Mr. Ben Wong, a director of ACL, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

                  As of April 8, 2005, the due diligence procedures have not yet been completed by both entities and the closing date of the acquisition has been postponed to a date when such due diligence procedures are completed and the related results are satisfactory for both parties. Accordingly, the accompanying consolidated financial statements do not include the financial statements of Classic as the transaction has not been effectively consummated because the considerations have not yet been exchanged between the two entities and effective control of Classic has not transferred to the Company.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BUSINESS ACTIVITY:

                  ACL Semiconductors Inc. ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

         CURRENCY REPORTING:

                  Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company's operations, is reported in Hong Kong dollars ("HKD"). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2004, 2003, and 2002 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at year-end exchange rates.

                  For the purpose of preparing these consolidated financial statements, the financial statements of Atlantic reported in HKD have been translated into United States Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the two countries.

         CONSOLIDATION POLICY:

                  The consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its wholly owned subsidiaries, Atlantic Components Ltd., and Alpha Perform Technology Limited. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         REVENUE RECOGNITION:

                  Product sales are recognized when products are shipped to customers, title passes and collection is reasonably assured. Provisions for discounts to customers, estimated returns and allowances and other price adjustments are provided for in the same periods the related revenue is recorded which are deducted from the gross sales.

         USE OF ESTIMATES:

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue recognition, allowance for doubtful accounts, long lived assets impairment, inventories, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS:

                  For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2004 or 2003.

         ACCOUNTS RECEIVABLE:

                  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company did not provide an allowance for doubtful accounts as of December 31, 2004 and 2003.

         INVENTORIES:

                  Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increased by $3,256 for 2004 and $50,590 for 2003. Inventory obsolescence reserve totaled $153,846 and $150,590 as of December 31, 2004 and 2003,
                  respectively.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

                  The  estimated  service  lives  of  property,   equipment  and
                  improvements are as follows:

                           Automobile                    3 1/3 years
                           Office equipment              5 years
                           Leasehold improvements        5 years
                           Computers                     5 years

         LONG-LIVED ASSETS:

                  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. The Company determined that there was no impairment of long-lived assets as of December 31, 2004 and 2003.

         ADVERTISING:

                  The Company expenses advertising costs when incurred. Advertising expense totaled $8,851, $3,567, and $24,580 for the years ended December 31, 2004, 2003, and 2002, respectively.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004



(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2004, 2003, and 2002, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

         SEGMENT REPORTING:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2004, 2003, and 2002, all sales have been derived from Hong Kong and the South East Asia region.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2004 and 2003, the Company has 517,241 and 346,580 shares of common stock equivalents upon conversion of the convertible note payable based on the quoted market price at the end of each reporting years. These common stock equivalents were excluded from the computation of diluted loss per share as their effect is antidilutive for 2004 and 2003. There were no common stock equivalents for 2002.

         RECLASSIFICATIONS

                  Certain   reclassifications   have   been  made  to  the  2003
                  consolidated financial statements to conform to the 2004 presentation.

         NEW ACCOUNTING PRONOUNCEMENTS:

                  In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4.' The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
                  (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement on its results of operations and financial position.

(2)      PROPERTY, EQUIPMENT AND IMPROVEMENTS:

         A summary is as follows:

                                                                     2004        2003
                                                                     ----        ----

            Office equipment                                       $ 68,376    $ 45,907
            Leasehold improvements                                    4,346       2,346
            Furniture and fixtures                                    3,843       3,843
            Automobile                                               33,333      53,281
                                                                   --------    --------

                                                                    109,898     105,377
            Less accumulated depreciation and amortization           54,079      50,995
                                                                   --------    --------

                                                                   $ 55,819    $ 54,382
                                                                   ========    ========

         Depreciation and amortization expense for property, equipment, and improvements amounted to $23,032, $15,230, and $23,571, for the years ended December 31, 2004, 2003, and 2002, respectively.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004

(3)      REVOLVING LINES OF CREDIT AND LOAN FACILITIES:

         The Company has available to it a $2,051,282 revolving line of credit with Dah Sing Bank with an outstanding balance of $2,050,000 at December 31, 2004 and $737,000 at December 31, 2003. For borrowings in Hong Kong dollars, the line of credit bears interest at the greater of
         (1) Hong Kong dollar prime rate or (2) 1% over the Hong Kong Interbank Offer Rate ("HIBOR".), or 5% as of December 31, 2004 and 2003, respectively. Weighted average interest rate approximated 5% for 2004 and 5.5% for 2003. For borrowings in foreign currency, the line of credit carries interest of 0.5% over the Base Rate. The line matures on September 30, 2005.

         The Company has available to it a $256,410 line for overdraft with Dah Sing Bank with an outstanding balance of $137,632 at December 31, 2004 and $247,984 at December 31, 2003. The line of credit bears interest at the greater of (1) 0.5% over Hong Kong dollar prime rate or (2) 1% over HIBOR, or 5.5% as of December 31, 2004 and 2003. Weighted average interest rate approximated 5.5% for 2004 and 6% for 2003. The line matures on September 30, 2005.

         The Company has available to it import loan facilities totaling $1,282,051 with HSBC with an outstanding balance of $1,282,000 at December 31, 2004 and $1,174,000 at December 31, 2003. For borrowings in Hong Kong dollars, the import loan facilities bear interest at 0.5% per annum over the bank's best lending rate and are payable monthly, or 5.5% as of December 31, 2004 and 2003, respectively. Weighted average interest rate approximated 5.5% for 2004 and 6% for 2003. This loan is due on demand.

         See Note 5 for the details for the security, collateral and guarantees under the debenture deed dated April 20, 2001.

(4)      CONVERTIBLE NOTE PAYABLE:

         On December 31, 2003, the Company issued a 12% subordinated convertible note in the amount of $250,000 to Professional Traders Fund, Inc. ("PTF"). The borrowing amount is due and payable on December 31, 2004. The interest is payable in arrears on March 31, June 30, September 30, and December 31, 2004. The Company is in default at December 31, 2004 and accordingly, interest is accrued at a rate of 15% on and after the date of the default, and the Company is obligated to pay a default penalty equal to 30% of the unpaid principal and interest. At the option of the debt holder, such unpaid principal, interest and default penalty can be paid with shares of the Company's common stock at conversion price, which is defined in the following paragraph.

         The holder of this note, at its option, can convert the outstanding balance of the debt into shares of common stock at the conversion price, which is defined as 40% of the average closing price of the stock three trading days immediately prior to the Notice of Conversion date or the interest payment date or the debt maturity date. The conversion price shall not in any case exceed $1 per share.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(4)      CONVERTIBLE NOTE PAYABLE, CONTINUED:

         In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt in 2003. The Company fully amortized the discount of $250,000 during the year ended December 31, 2004.

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

         During the year ended December 31, 2004, PTF converted principal note balance of $100,000 into 222,980 shares of common stock and outstanding accrued interest of $12,385 into 29,579 shares of common stock through the shares pledged by three shareholders. Accordingly, the Company's shareholders issued directly to PTF a total of 252,559 common shares. The value of the converted principal and accrued interest, totaling $112,385 at December, has been recorded as a liability to the shareholders in the accompanying consolidated balance sheet. As of December 31, 2004 and 2003, the gross outstanding balance of this note totaled $150,000 and $250,000, respectively.

         The outstanding balance of the note is convertible into 517,241 shares and 346,580 shares of the Company's common stock based on the closing prices as of December 31, 2004 and 2003, respectively.

         In February 2005, PTF filed a lawsuit against the Company for unpaid note balance of $150,000, unpaid interest of $4,500, default interest of $938, liquidated damage of $30,000 and default damage of $55,350 and the related legal cost. The Company is in the process of negotiating a settlement with PTF and has accrued the maximum liabilities including all the amounts being claimed by PTF as of December 31, 2004. The accrued interest and penalties totaling $90,788 are included in the accrued expenses in the accompanying consolidated balance sheet. Also, PTF is seeking reimbursement for attorneys' fees and costs; however, since the attorneys' fees and costs are unknown and cannot be reasonably estimated, the legal cost was not accrued as of December 31, 2004.
                                      F-17

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004



(5)      LONG-TERM DEBT:

         A summary is as follows as of December 31:

                                                                                               2004           2003
                                                                                               ----           ----

           Installment loan carrying an interest of 0.75% over Hong Kong dollar
           Prime Rate (5.75% at December 31, 2004 and 2003) to Dah Sing Bank
           payable in monthly installments of $4,535 including interest through
           April 2007                                                                       $   114,602    $   160,961

           Installment loan carrying an interest of 1% over Hong Kong dollar
           Prime Rate (6% at December 31, 2004 and 2003) to Dah Sing Bank
           payable in monthly installments of $7,723 including interest through
           June 2004                                                                                 --         45,540

           Term loan carrying an interest of 0.75% over the bank's best lending rate (5.75% at December 31, 2004 and 2003) to HSBC payable in monthly
           installments of $35,897 including interest through June 2005                          38,322        453,827

           Accrued interest on previous term loan which was converted to a term loan
           carrying 0% to HSBC, unpaid amount due June 2005                                     156,825        156,825

           Term loan carrying an interest of 0.75% over Hong Kong dollar Prime
           Rate (5.75% at December 31, 2004 and 2003) to DBS Bank payable in monthly installments including interest at the following schedule:
           $16,410 from May 2002 to April 2003, $19,103 from May 2003 to April
           2004, $21,923 from May 2004 to March 2005, and the remaining balance
           due April 2005                                                                        41,805        261,681
                                                                                            -----------    -----------
                                                                                                351,554      1,078,834

           Less current maturities                                                              286,032        884,131
                                                                                            -----------    -----------
                                                                                            $    65,522    $   194,703
                                                                                            ===========    ===========

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


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

         2. a security interest on a residential property located in Hong Kong owned by City Royal Limited, a related party; and

         3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $1,000,000 and a personal guarantee to Dah Sing Bank Limited.

         A summary of the maturities of long-term debt at December 31, 2004 follows:

              Year ending December 31,
                  2005                                                 $ 286,032
                  2006                                                    52,052
                  2007                                                    13,470
                  Thereafter                                                  --
                                                                       ---------

                                                                       $ 351,554
                                                                       =========

(6)      INCOME TAXES:

         Income tax expense amounted to $85,814 for 2004, $265,866 for 2003, and $111,056 for 2002 (an effective rate of 23% for 2004, 23% for 2003, and 10% for 2002). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(6)      INCOME TAXES, CONTINUED:

                                                                2004              2003              2002
                                                                ----              ----              ----

          Computed tax at federal statutory rate             $(125,185)        $(398,414)        $ 373,297

          Non-deductible merger cost                                --           936,231                --

          Tax  rate differential on foreign earnings of
          Atlantic Components Ltd.("Atlantic"), a Hong Kong
          based company                                        (80,910)          (89,247)         (197,628)

          Earnings on Alpha Perform Technology Limited
          ("Alpha"), a British Virgin Islands ("BVI")
          Company not subject to corporate income tax               --          (353,914)               --

          Net operating loss carryforward                      291,909                --                --

          Provision for tax liabilities on procurement
          service fee income to Alpha                               --           150,000                --

Other                                                               --            21,210           (64,613)
                                                             ---------         ---------         ---------

                                                             $  85,814         $ 265,866         $ 111,056
                                                             =========         =========         =========

         The income tax provision consists of the following components:

                                                                2004              2003              2002
                                                                ----              ----              ----

         Federal                                             $      --         $      --         $      --
         Foreign                                                85,814           265,866           111,056
                                                             ---------         ---------         ---------

                                                             $  85,814         $ 265,866         $ 111,056
                                                             =========         =========         =========

         As of December 31, 2004, 2003 and 2002, there are no material amounts of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         In 2003, the Company's Hong Kong subsidiary, Atlantic, paid a procurement fee to the Company's subsidiary, Alpha in BVI, and allocated certain expenses incurred outside Hong Kong. Procurement fee income net of such expenses totaled approximately $1,000,000, which is not subject to corporate tax in Hong Kong or BVI. However, such procurement service fee income or income net of related expenses may be subject to corporate income tax in the People's Republic of China. Based on the analysis of its tax counsel, the Company accrued approximately $150,000 for such potential tax liabilities as of December 31, 2003. The Company has not paid any of this tax in 2004 and the amount remained to be included in the income tax payable as of December 31, 2004.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(6)      INCOME TAXES, CONTINUED:

         Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

(7)      CONCENTRATIONS:

         The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. ("Samsung"), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung's distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company's inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on March 1, 2005. As of April 8, 2005, the Company is still in negotiation with Samsung regarding the terms and such agreement has not yet been renewed.

         The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 80%, 84%, and 94% of materials from Samsung for the years ended December 31, 2004, 2003, and 2002, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 5 for details for Mr. Yang's support of the Company's banking facilities. At December 31, 2004 and 2003, included in accounts payable were $2,921,612 and $2,551,823, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company's business.

         During the years ended December 31, 2004, 2003, and 2002, 31%, 21%, and 12%, respectively, of the Company's sales were generated from Classic Electronic Ltd. ("Classic"), a related party (see Note 10 for additional discussion of related party transactions). As of December 31, 2004 and 2003, accounts receivable, related parties included $4,714,057 and $5,289,626, respectively, due from Classic, which represented 81% and 83%, respectively, of the total accounts receivable due from related and unrelated parties.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(7)      CONCENTRATIONS, CONTINUED:

         As of December 31, 2004 and 2003, Samsung has withheld a total of $350,000 commission due to the Company as deposits. Per a letter sent by Samsung on May 1, 2001, the deposits will be released upon further agreement between Samsung and the Company. Subsequent to this letter, no further discussion regarding this matter was made. The Company believes the amount is fully recoverable.

(8)      RETIREMENT PLAN:

         Under the Mandatory Provident Fund ("MPF") Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees' earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees' election, their employers must contribute 5% of the employees' income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees' accounts. The contributions must be invested and accumulated until the employees' retirement. The Company contributed and expensed $14,396 for 2004, $16,129 for 2003 and $15,611 for 2002.

(9)      COMMITMENTS:

         The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2004:

                                                           Related Party        Other         TOTAL
                                                           -------------        -----
              Year ending December 31,
                  2005                                     $      57,692    $      15,655     $      73,347
                  2006                                            31,731    $       6,523     $      38,254
                  Thereafter                                          --               --                --
                                                           -------------    -------------     -------------

                             Total                         $      89,423    $      22,178     $     111,601
                                                           =============    =============     =============

         See Note 10 for related party leases. All leases expire prior to December 31, 2006. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2005. Rent expense for the years ended December 31, 2004, 2003, and 2002 totaled $111,214, $106,612, and $100,229, respectively.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(10)     RELATED PARTY TRANSACTIONS:

         TRANSACTIONS WITH MR. YANG

         As of December 31, 2004 and 2003, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of the Board of Directors of the Company, totaling $102,936 at the end of each of respective years. These advances bear no interest and are payable on demand.

         For the years ended December 31, 2004, 2003, and 2002, the Company recorded compensation to Mr. Yang of $233,590, $716,770, and $732,280, respectively, and paid $233,590, $92,308, and $92,308, respectively, to Mr. Yang as compensation to him. The respective unpaid amounts are included in the amount due from stockholder/director as of December 31, 2004 and 2003.

         During each of the years ended December 31, 2004, 2003, and 2002, the Company paid rent of $82,692, $53,846, and $53,846, respectively, for Mr. Yang's personal residency as fringe benefits to him, and paid housing allowance to him in the amount of $12,308, $12,308, and $2,052, respectively. All such payments have been recorded as compensation expense in the accompanying financial statements.

         TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $40,885,565, $15,224,745, and $10,007,267, respectively, to
         Classic Electronic Ltd. ("Classic"). The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to the Company's lenders up to $10 million outstanding accounts receivable from Classic.

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased inventory of $5,867,150, $4,159,300, and $3,266,005, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2004 and 2003, the Company had net outstanding accounts receivable from Classic totaling $4,714,057 and $5,289,626, respectively.

         The Company leased two of its facilities and Mr. Yang's personal residency from Classic. Lease agreements for the two facilities expire on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2005. Monthly lease payments for these 3 leases totaled $7,372. The Company incurred and paid rent expense of $88,462, $56,731, and $53,846 to Classic for the years ended December 31, 2004, 2003, and 2002, respectively.

         During the years ended December 31, 2003 and 2002, certain Classic's employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic's operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $0 for 2004, $248,000 for 2003, and $310,000 for 2002.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(10)     RELATED PARTY TRANSACTIONS, CONTINUED:

         In December 2003, the Company relieved its account receivable from Classic by transferring $1,048,604 of outstanding amounts to its stockholder/director as payment.

         Mr. Ben Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

         TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $0, $901,430, $616,305, respectively, to ACL Technology Pte Ltd. ("ACLT"). Outstanding accounts receivable totaled $0 and $191,566 as of December 31, 2004 and 2003, respectively. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased inventories of $2,049,474, $700,126, and $401,676, respectively, from ACLT. As of December 31, 2004 and 2003, there were no outstanding accounts payable to ACLT.

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

         In 2004, the Company paid a commission of $392,434 to ACLT related to sales brought in by this entity.

         In 2004, the Company loaned $318,983 to ACLT, which is classified as loans receivable from related parties in the accompanying consolidated balance sheet. The loan is unsecured, bears no interest and is expected to be repaid in 2005.

         Mr. Ben Wong, a director of the Company, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

         TRANSACTIONS WITH KADATCO COMPANY LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $166,152, $0, and $20,736, respectively, to Kadatco Company Ltd. ("Kadatco"). Outstanding accounts receivable totaled $0 as of December 31, 2004 and 2003. The Company has not experienced any bad debt from this customer in the past.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(10)     RELATED PARTY TRANSACTIONS, CONTINUED:

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased $0, $0, $11,340, respectively, from Kadatco. As of December 31, 2004 and 2003, there were no outstanding accounts payable to Kadatco.

         Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

         TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $7,682,072, $5,134,160, and $254,161, respectively, to Rambo
         Technologies Ltd. ("Rambo"). Outstanding accounts receivable totaled $0 as of December 31, 2004 and 2003. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased $339,605, $229,781, and $163,812, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $61,360 and $0 as of December 31, 2004 and 2003, respectively.

         Mr. Ben Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

         TRANSACTIONS WITH ARISTO COMPONENTS LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $90, $62,268, and $1,132,998, respectively, to Aristo Components Ltd. ("Aristo"). There was no outstanding accounts receivable as of December 31, 2004 and 2003. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased $500, $28,053, and $394,821, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of December 31, 2004 and 2003, respectively.

         Mr. Ben Wong, a director of the Company, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang is a director of Aristo.

         TRANSACTIONS WITH ATLANTIC NETCOM LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $14,985, $0, and $0, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $13,460 and $0 as of December 31, 2004 and 2003, respectively. The Company has not experienced any bad debt from this customer in the past.

         Mr. Ben Wong, a director of the Company, is a 60% shareholder of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party. Mr. Yang is a director of Atlantic Netcom.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(10)     RELATED PARTY TRANSACTIONS, CONTINUED:

         TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $513,698, $523,809, and $0, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 and $5,260 as of December 31, 2004 and 2003. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased $8,387, $0, and $0, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2004 and 2003.

         Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

         TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

         During the years ended December 31, 2004, 2003, and 2002, the Company sold $1,941,298, $137,482, and $0, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of December 31, 2004 and 2003. The Company has not experienced any bad debt from this customer in the past.

         During the years ended December 31, 2004, 2003, and 2002, the Company purchased $154,460, $0, and $0, respectively, from Systematic. There are no outstanding accounts payable due to Systematic as of December 31, 2004 and 2003.

         On April 1, 2004, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on March 31, 2005. Monthly lease payment for this lease totaled $3,205. The Company incurred and paid an aggregate rent expense of $28,846 to Systematic during the year ended December 31, 2004.

         Mr. Ben Wong and the wife of Mr. Yang are the directors and shareholders of Systematic with a total of 100% interest.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(10)     RELATED PARTY TRANSACTIONS, CONTINUED:

         TRANSACTIONS WITH CITY ROYAL LTD.

         In August 2004, the Company was in negotiation with The DahSing Bank Limited (the "DahSing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to the Company, DahSing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, the Company loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to DahSing Bank as collateral to secure the Company's borrowings from DahSing Bank. In consideration thereof, DahSing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal Limited sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to DahSing Bank as collateral for the Company's line.

         The loan to City Royal Limited is non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to the Company in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from the Company's perspective, was to advance the business of the Company by enabling it to secure additional lines of financing in excess of the loan amount from DahSing Bank. The Company settled this loan in February 2005 and received payment in the full amount of $611,446. The Company believes that the above-referenced loan does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance the business of the Company. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with the Company's position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

         Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal Limited with a total of 100% interest.

(11)     LOSS ON ROBBERY:

         The Company incurred a loss of $475,592 due to an uninsured robbery of its products-in-transit in August 2004. Such loss is included in the general and administrative expenses in the accompanying consolidated statements of operations.

                    ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
                  THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2004


(12)     QUARTERLY INFORMATION (UNAUDITED):

         The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                   (dollars in thousands except per share data)
                                       ------------------------------------------------------------------
                                          TOTAL         FOURTH         THIRD       SECOND         FIRST
                                          -----         ------         -----       ------         -----

2004
----
Total net sales                          $133,244       $35,695       $34,715      $33,284       $29,550
Gross profit                               $3,113          $750          $595         $491        $1,277
Net income (loss)                           $(454)        $(303)        $(361)       $(111)         $321
Net income (loss) per share:
     basic and diluted                     $(0.02)       ($0.01)       $(0.01)      ($0.00)        $0.01

2003
----
Total net sales                           $72,673       $20,212       $20,301      $17,081       $15,079
Gross profit                               $4,458        $1,037        $1,750         $844          $827
Net income (loss)                         $(1,438)         $351       $(2,190)        $217          $184
Net income (loss) per share:
     basic and diluted                     $(0.06)        $0.01        $(0.10)       $0.01         $0.01

(13)     SUBSEQUENT EVENT (UNAUDITED):

         In April 2005, the Company, Classic and the selling shareholders of Classic have made the determination to postpone the closing of the acquisition of Classic (see Note 1) due to delays of certain due diligence procedures. The acquisition is expected to close upon the completion of such due diligence procedures and the related results and findings are satisfactory for both parties. As of April 8, 2005, the due diligence procedures are still in process.