Form 10-Q
period 2005-03-31
ACL SEMICONDUCTOR INC
filed 2005-05-23
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF
          1934   For the transition period from ____ to ____ .
--------------------------------------------------------------------------------

                                ---------------

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

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of May 19, 2005. Transitional small business disclosure format (check one) Yes [ ] No [X]

                                                                        Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of March 31, 2005
         (unaudited) and December 31, 2004                                 1-2

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2005 and March 31, 2004 (unaudited)  3

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 (unaudited) 4-5

         Notes to Condensed Consolidated Financial Statements (unaudited)  6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     14-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        19-20

ITEM 4.  CONTROLS AND PROCEDURES                                           20

PART II  OTHER INFORMATION                                                 21

         Item 1 Legal Proceedings
         Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                 22

EXHIBITS                                                                   23-26

ITEM 1. FINANCIAL STATEMENTS.

                            ACL SEMICONDUCTORS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               As of
                                                           March 31,              As of
                                                                2005        December 31,
                                                          (Unaudited)              2004
                                                       -----------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                              $     489,584       $    512,548
 Restricted cash                                            1,025,641                  -
 Accounts receivable, net                                   1,617,402          1,088,751
 Accounts receivable, related parties                       4,068,027          4,727,517
 Loan Receivable from related party                           318,983            930,429
 Inventories, net                                           1,858,575          1,520,117
 Other current assets                                         175,761             80,802
                                                        -------------       ------------
    Total current assets                                    9,553,973          8,860,164
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
    accumulated depreciation and amortization                  53,442             55,819
ACQUISITION DEPOSITS                                        1,000,000          1,000,000
OTHER DEPOSITS                                                350,000            350,000
                                                        -------------       ------------
                                                        $  10,957,415        $10,265,983
                                                        =============       ============



         The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                As of
                                                             March 31,               As of
                                                                  2005         December 31,
                                                            (Unaudited)               2004
                                                       -----------------------------------
CURRENT LIABILITIES:
 Accounts payable                                           $   5,219,431        $5,065,965
 Accrued expenses                                                 433,317           456,676
 Loan payable, related party                                      414,195                 -
 Lines of credit and notes payable                              3,448,837         3,469,632
 Current portion of long-term debt                                209,706           286,032
 Convertible note payable, net                                    150,000           150,000
 Due to stockholders for converted pledged collateral             112,385           112,385
 Income tax payable                                               181,434           145,050
 Other current liabilities                                         46,401            13,610
                                                            -------------       -----------
     Total current liabilities                                 10,215,706         9,699,350
 Long-term debt, less current portion                              49,706            65,522
                                                            -------------       -----------
     Total liabilities                                         10,265,412         9,764,872
                                                            -------------       -----------

 COMMITMENTS AND CONTINGENCIES                                          -                 -

 STOCKHOLDERS' EQUITY:
 Common stock - $0.001 par value, 50,000,000 shares
     authorized, 27,829,936 issued and outstanding                 27,830            27,830
 Additional paid in capital                                     3,360,405         3,360,405
 Amount due from stockholder/director                            (102,936)         (102,936)
 Accumulated deficit                                           (2,593,296)       (2,784,188)
                                                            -------------       -----------
     Total stockholders' equity                                   692,003           501,111
                                                            -------------       -----------
                                                            $  10,957,415       $10,265,983
                                                            =============       ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                   MARCH 31,               MARCH 31,
                                                                     2005                   2004
                                                               ---------------------------------------
NET SALES:
     Related parties                                            $ 11,644,762            $ 10,838,663
     Other                                                        17,015,959              18,738,190
     Less discounts to customers                                     (14,467)                (26,978)
                                                                ------------            ------------
                                                                  28,646,254              29,549,875

COST OF SALES                                                     27,683,372              28,273,223
                                                                ------------            ------------
GROSS PROFIT                                                         962,882               1,276,652
                                                                ------------            ------------
OPERATING EXPENSES:
     Selling                                                         148,656                  15,435
     General and administrative                                      512,031                 748,659
                                                                ------------            ------------
INCOME FROM OPERATIONS                                               302,195                 512,558

OTHER INCOME (EXPENSES):
     Interest expense                                                (43,210)               (138,942)
     Miscellaneous                                                    (1,779)                   (168)
                                                                ------------            ------------
INCOME BEFORE INCOME TAXES                                           257,206                 373,448

INCOME TAXES                                                          66,314                  52,547
                                                                ------------            ------------
NET INCOME                                                         $ 190,892               $ 320,901
                                                                ============            ============
EARNINGS PER SHARE - BASIC                                            $ 0.01                  $ 0.01
                                                                ============            ============
EARNINGS PER SHARE - DILUTED                                          $ 0.01                  $ 0.01
                                                                ============            ============
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                         27,829,936              27,829,936
                                                                ============            ============
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                       29,169,222              27,829,936
                                                                ============            ============



         The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                         MARCH 31,           MARCH 31,
                                                                                            2005               2004
                                                                                      -----------------   ----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net income                                                                                $ 190,892          $ 320,901
                                                                                      -----------------   ----------------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                                             6,300              5,125
       Change in inventory reserve                                                               3,846             16,078
       Interest expense from discount amortization of convertible note payable                       -             98,296
       Non-cash compensation to shareholder/director                                                 -            200,000

   CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS
       Accounts receivable - other                                                            (528,653)          (830,479)
       Accounts receivable - related parties                                                   659,492           (642,603)
       Inventories                                                                            (342,304)        (1,381,481)
       Other current assets                                                                    (94,959)                 -

    INCREASE (DECREASE) IN LIABILITIES
       Accounts payable                                                                        153,466          1,944,953
       Accrued expenses                                                                        (23,359)           110,757
       Income tax payable                                                                       36,384             22,180
       Other current liabilities                                                                32,791             (2,137)
                                                                                      -----------------   ----------------
       Total adjustments                                                                       (96,996)          (459,311)
                                                                                      -----------------   ----------------
       Net cash provided by (used for)
         operating activities                                                                   93,896           (138,410)
                                                                                      -----------------   ----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Loans to stockholders                                                                             -            (27,401)
   Increase of restricted cash                                                              (1,025,641)                 -
   Cash receipts for loan repayments by related party                                          611,446                  -
   Purchases of property, equipment and improvements                                            (3,923)            (1,105)
                                                                                      -----------------   ----------------
       Net cash used for investing activities                                                 (418,118)           (28,506)
                                                                                      -----------------   ----------------



         The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                                Three Months Ended
                                                                            March 31,        March 31,
                                                                               2005             2004
                                                                        -------------------------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds (repayments) on lines of credit and
     notes payable                                                            (20,795)         79,346
    Principal payments on long-term debt                                      (92,142)       (197,034)
    Borrowings from related party                                             414,195               -
                                                                           ----------       ---------

         Net cash provided by (used for) financing activities                 301,258        (117,688)
                                                                           ----------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (22,964)       (284,604)
CASH AND CASH EQUIVALENTS, beginning of the period                            512,548         467,074
                                                                           ----------       ---------
CASH AND CASH EQUIVALENTS, end of the period                                $ 489,584       $ 182,470
                                                                           ==========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                            $ 43,210       $  33,756
                                                                           ==========       =========
    Income tax paid                                                          $ 29,930       $  30,366
                                                                           ==========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 filed in the Form 10-K filed by the Company on April 14, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of March 31, 2005 and December 31, 2004, and the results of operations for the three-month periods ended March 31, 2005 and 2004 and the cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

     For the purpose of preparing these condensed consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and China.

2.   EARNINGS PER COMMON SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings
     (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2005 and 2004, the Company has 1,339,286 and 350,000 shares of common stock equivalents upon conversion of the convertible note payable based on the quoted market price at the end of each reporting period. The common stock equivalents for 2004 were excluded from the computation of diluted loss per share as their effect is antidilutive.


3.   RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH MR. YANG

     As of March 31, 2005, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of the Board of Directors of the Company and its largest stockholder, totaling $283,828. As of March 31, 2005 and December 31, 2004, the Company had an outstanding receivable from Mr. Yang totaling $102,936 representing advanced compensation. This balance bears no interest and is payable on demand.

     For the three months ended March 31, 2005 and 2004, the Company recorded $76,923 and $236,076, respectively, and paid $76,923 and $23,076, respectively, to Mr. Yang as compensation to him.

     During the three months ended March 31, 2005 and 2004, the Company paid rent of $23,077 and $13,462, respectively, for Mr. Yang's personal residency as additional compensation. In addition, the Company paid him $3,077 as housing allowance for each of the three months ended March 31, 2005 and 2004.

     TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

     During the three months ended March 31, 2005 and 2004, the Company sold $11,230,380 and $8,286,930, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended March 31, 2005 and 2004, the Company purchased Samsung memory products sourced from other authorized distributors of $1,062,761 and $781,733, respectively, through Classic to satisfy part of its demand of insufficient product supply from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $3,988,344 and $4,714,057, respectively, as of March 31, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

     The Company leased two of its facilities and Mr. Yang's personal residency from Classic. Lease agreements for the two facilities expire on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2008. Monthly lease payments for these 3 leases totaled $7,372. The Company incurred and paid rent expense of ACL of $22,115 to Classic for each of the three-month periods ended March 31, 2005 and 2004.

     On December 31, 2004, the Company executed an agreement to purchase 100% of Classic. On April 8 2005, the Company has made the determination to postpone its acquisition of Classic Electronics Ltd. till second half of 2005. The decision has been agreed by both entities.

     Mr. Ben Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

     TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

     In 2004, the Company loaned $318,983 to ACLT, which is classified as loans receivable from related party in the accompanying condensed consolidated balance sheet. The loan is unsecured, bears no interest and is outstanding as of March 31, 2005.

     Mr. Wong, a director of the Company, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

     TRANSACTIONS WITH KADATCO COMPANY LTD.

     During the three months ended March 31, 2005 and 2004, the Company recognized $141,620 and $150,152 from the sale of memory products to Kadatco Company Ltd. ("Kadatco"). Outstanding accounts receivable from Kadatco totaled $73,200 and $0 as of March 31, 2005 and December 31, 2004, respectively. The Company has not experienced any bad debt from this customer in the past.

     Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

     TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

     During the three months ended March 31, 2005 and 2004, the Company sold $165,140 and $1,995,533, respectively, to Rambo Technologies Ltd. ("Rambo"). Outstanding accounts receivable totaled $0 as of March 31, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended March 31, 2005 and 2004, the Company purchased $106,041 and $51,426, respectively, from Rambo Technologies Ltd. ("Rambo"). Outstanding accounts payable due to Rambo totaled $0 and $61,360 as of March 31, 2005 and December 31, 2004, respectively.

     Mr. Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

     TRANSACTIONS WITH ARISTO COMPONENTS LTD.

     During the three months ended March 31, 2005 and 2004, the Company sold $0 and $90, respectively, to Aristo Components Ltd. ("Aristo"). There was no outstanding accounts receivable as of March 31, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended March 31, 2005 and 2004, the Company purchased $0 and $500, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of March 31, 2005 and December 31, 2004, respectively.

     Mr. Wong, a director of the Company, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang is a director of Aristo.

     TRANSACTIONS WITH ATLANTIC NETCOM LTD.

     During the three months ended March 31, 2005 and 2004, the Company sold $1,652 and $0, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 as of March 31,

     2005 and $13,460 as of December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     Mr. Wong, a director of the Company, is a 60% shareholder of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party. Mr. Yang is a director of Atlantic Netcom.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD

     During the three months ended March 31, 2005 and 2004, the Company sold $33,350 and $0, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of March 31, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended March 31, 2005 and 2004, the Company purchased $261 and $0, respectively, from Solution. There are no outstanding accounts payable due to Solution as of March 31, 2005 and December 31, 2004.

     Mr. Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

     TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

     During the three months ended March 31, 2005 and 2004, the Company sold $61,910 and $405,958, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of March 31, 2005 and December 31, 2004.

     The Company has not experienced any bad debt from this customer in the past.

     During the three months ended March 31, 2005 and 2004, the Company purchased $0, and $77,486, respectively, from Systematic. There are no outstanding accounts payable due to Systematic as of March 31, 2005 and December 31, 2004.

     On April 1, 2004, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on March 31, 2008. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three months ended March 31, 2005.

     Mr. Wong and the wife of Mr. Yang are the directors and shareholders of Systematic with a total of 100% interest.


     TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LIMITED

     During the three months ended March 31, 2005 and 2004, the Company sold $9,250 and $0, respectively, to Global Mega Development Limited ("Global Mega"). Outstanding accounts receivable totaled $6,482 and $0 as of March 31, 2005 and December 31, 2004, respectively.

     The Company has not experienced any bad debt from this customer in the past.

     Mr. Yang has majority equity interest in two entities which own 100% of Global Mega.

     TRANSACTIONS WITH TFT TECHNOLOGIES LIMITED

     During the three months ended March 31, 2005 and 2004, the Company sold $1,460 and $0, respectively, to TFT Technologies ("TFT").

     The Company has not experienced any bad debt from this customer in the past. There are no outstanding accounts receivable due from Systematic as of March 31, 2005 and December 31, 2004.

     Mr. Yang and his wife own 100% interest of TFT.

     TRANSACTIONS WITH CITY ROYAL LTD.

     In August 2004, the Company was in negotiation with The DahSing Bank Limited (the "DahSing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to the Company, DahSing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, the Company loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to DahSing Bank as collateral to secure the Company's borrowings from DahSing Bank. In consideration thereof, DahSing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal Limited sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to the Company which was required to be deposited in DahSing Bank as collateral for the Company's line and the cash is restricted as to withdraw. Until the facility line is terminated with the bank, the Company cannot withdraw the funds out, therefore, the amount of $1,025,641 was classified as "Restricted Cash". The excess of the proceeds over the loan receivable from City Royal Limited in the amount of $414,195 was recorded as loan payable to related party in the accompanying condensed consolidated balance sheet as of March 31, 2005.

     The loan to City Royal Limited was non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to the Company in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from the Company's perspective, was to advance the business of the Company by enabling it to secure additional lines of financing in excess of the loan amount from DahSing Bank. The Company settled this loan in February 2005 and received payment in the full amount of $611,446. The Company believes that the above-referenced loan does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance the business of the Company. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with the Company's position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

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

     The Company had agreed to file a registration statement for the conversion shares within 60 days of the funding of the note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the note. If the Company fails to meet either of such timelines, a 1% penalty per month on the funded amount of the note will be levied against the Company. Accordingly, the Company is incurring a 1% penalty per month on the funded amount of the note.

     During the year ended December 31, 2004, PTF converted principal note balance of $100,000 into 222,980 shares of common stock and outstanding accrued interest of $12,385 into 29,579 shares of common stock through the shares pledged by three shareholders. Accordingly, the Company's shareholders issued directly to PTF a total of 252,559 common shares. The value of the converted principal and accrued interest, totaling $112,385 at March 31, 2005, has been recorded as a liability to the shareholders in the accompanying consolidated balance sheet. As of March 31, 2005 and December 31, 2004, the gross outstanding balance of this note totaled $150,000.

     In February 2005, PTF filed a lawsuit against the Company for unpaid note balance of $150,000, unpaid interest of $4,500, default interest of $938, liquidated damage of $30,000 and default damage of $55,350 and the related legal cost. The Company is in the process of negotiating a settlement with PTF and has accrued the maximum liabilities including all the amounts being claimed by PTF as of March 31, 2005. The accrued interest and penalties totaling $90,788 are included in the accrued expenses in the accompanying consolidated balance sheet. Also, PTF is seeking reimbursement for attorneys' fees and costs; however, since the attorneys' fees and costs are unknown and cannot be reasonably estimated, the legal cost was not accrued as of March 31, 2005.

5.   BANK FACILITIES

     With respect to all of the above referenced debt and credit arrangements, pursuant to a debenture deed dated April 20, 2001, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited, and DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited) for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

     1. a personal guarantee given by Mr. Alan Chung-Lun Yang ("Mr. Yang") limited to approximately US$6,900,000 to The Hong Kong and Shanghai Banking Corporation Limited;

     2. a fixed cash deposit of $1,025,641 as collateral for loans from Dah Sing Bank Limited;

     3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $1,000,000 and a personal guarantee to Dah Sing Bank Limited.

6.   ECONOMIC DEPENDENCE

     The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 84% and 75% of materials to the Company for the three months ended March 31, 2005 and 2004 respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang.

     For the three months ended March 31, 2005 and 2004, the Company purchased from Samsung HK $23,905,780 and $22,690,948, respectively. At March 31, 2005 and December 31, 2004, included in accounts payable, net of rebate receivable due from Samsung was $2,450,508 and $3,836,804, respectively.

7.   COMMITMENT AND CONTINGENCIES

     In April 2005, Friedland Capital, Inc. ("Friedland") filed a lawsuit against the Company for unpaid services in the amount of approximately $78,000 and fair value of options plus related interest and legal cost. The Company is in the process of negotiating a settlement with Friedland and believes the fair value of the services should not exceed $70,000. The Company has accrued approximately $78,000 for the settlement and related expenses during the three months ended March 31, 2005 in the accompanying condensed financial statements, which is the management's best estimate of the related liability.

     In February 2005, Professional Trader Funds ("PTF") filed a lawsuit against the Company for repayments of the outstanding note payable in the amount of $150,000 plus interest, penalties and legal fees. See Note 4 for details.

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces FAS-132 of the same title which was previously issued in February 1998. The revised FAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: FAS-87, "Employers' Accounting for Pensions"; FAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised FAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

     In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised
     2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R). The Company is in the process of evaluating whether the adoption of SAB 107 will have a significant impact on the Company's overall results of operations or financial position.

9.   RECLASSIFICATION

     Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. These reclassification has not effected on the previously reported net income.

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

ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

     CORPORATE BACKGROUND

     The Company, through its wholly-owned subsidiaries Atlantic Components Limited, a Hong Kong corporation ("Atlantic") and Alpha Perform Technology Limited ("Alpha"), (and Alpha as it is no longer active during the year of 2004 and during three months ended March 31, 2005), is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

     As of March 31, 2005, ACL had more than 120 active customers in Hong Kong and Southern China.

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

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of March 31, 2005 over the next five years and thereafter:

Payments by Period

                                                          LESS
                                                          THAN          1-3         4-5   AFTER 5
                                           AMOUNT        1 YEAR        YEARS       YEARS   YEARS
                                       -----------------------------------------------------------
Operating Leas                             66,346        34,615        31,731       ---     ---
Line of credit and notes payable-
short term notes                        3,448,837     3,448,837           ---       ---     ---
Convertible note payable                  150,000       150,000           ---       ---     ---
Long-term Debt                            259,412       209,706        49,706       ---     ---
                                       -----------------------------------------------------------
    Total Contractual Obligations      $3,924,595   $3,843,158        $81,437   $   ---  $  ---
                                       ===========================================================


ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

     Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company's sales and expenses in the next 12 months.

NET SALES

     Sales from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. At March 31, 2005, ACL had more than 120 active customers.

     The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. Since the second half of year 2003, the Company has experienced increased demand for Samsung memory products among personal and corporate users in the Hong Kong and Southern China regions due to a recovery of their economies, in particular for the first quarter of 2004. The Company believes that increased market demand in Hong Kong and Southern China exceeds the planned production of most memory products manufacturers in the world and has resulted in upward pressure in average pricing of the memory products offered by the Company in these regions. The Company expects this upward trend in average pricing of the available memory products in these regions to continue over the next 12 months. Due to insufficient allocation of memory products from Samsung HK, Atlantic's principal supplier of Samsung memory products, during the three months ended March 31, 2005, the Company had to source certain Samsung memory products from other Samsung memory products importers rather than directly from Samsung HK. For PC field, due to DDR2 memory standard started up and compete with old type DDR, most of PC makers were torn between the Intel market planning. There was uncertainty in early first quarter of 2005, Intel aggressively promoted DDR2 but not successful, therefore, Intel switched back to support DDR+DDR2 combo products near end of the first quarter of 2005. Overall supply was then slow down by selection and decision from PC makers. Also, end customers were hesitated to buy new PC between 3 standards of DDR, DDR +DDR2, and DDR2 only. In the first quarter of 2004, such different selections do not exist which caused the demand in PC memory revenue be stronger during the three months ended March 31, 2004 compared to the three months ended March 31, 2005. However, the revenues are expected to be increased and stabilized for the rest of 2005 as DDR2 is expected to become the main stream products.

     For Consumer products, there was a surge of NAND Flash demand for MP3 player, Flash card (Data storage) products, and a growth of 50% of revenue came as a result. There is forecast of increase in NAND Flash demand through out this year, and the consumption of density 1G bit and 2G bit will switch to 2G bit and 4G bit as main stream in the second and the third quarters of 2005; and 8G bit will domain at the fourth quarter of 2005. Sales revenue is expect to increase significantly in remaining of 2005.

     However, the drop of PC memory revenue in the first quarter of 2005 exceeded the gain of NAND Flash, and an overall drop of 3.1% occurred.

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

OPERATING EXPENSES

     The Company's operating expenses for the three months ended March 31, 2005 and 2004 were comprised of sales and marketing and general and administrative expenses only.

     Sales and marketing expenses consisted primarily of salaries and external commissions paid to external sales personnel and costs associated with advertising and marketing activities.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited statements of operations data for the three months ended March 31, 2005 and 2004 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                      (US$) (Unaudited)
                                       2005                2004
                                      --------------------------

Net sales                               100%               100%
Cost of sales                         96.64%             95.68%
                                      -----              -----
Gross profit                           3.36%              4.32%
                                      -----              -----
Operating expenses:
  Sales and marketing                  0.52%              0.05%
  General and administrative           1.79%              2.53%
                                      -----              -----
  Total operating expenses             2.31%              2.58%

Income from operations                 1.05%              1.73%
                                      -----              -----
Other expenses:
Interest expenses                     -0.15%             -0.47%
Miscellaneous                          0.00%              0.00%
                                      -----              -----
  Total other expenses                -0.15%             -0.47%
Income taxes                           0.23%              0.18%
                                      -----              -----
Net income                             0.67%              1.09%
                                      =====              =====


UNAUDITED THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

     NET SALES

Sales decreased by $903,621 or 3.1% from $29,549,875 in the three months ended March 31, 2004 to $28,646,254 in the three months ended March 31, 2005. This decrease resulted primarily from the recession of IT industry, especially in PC field and consumer products for the first quarter of 2005.

     COST OF SALES

Cost of sales decreased by $589,851, or 2.1%, from $28,273,223 for the three months ended March 31, 2005 to $27,683,372 for the three months ended March 31, 2004. The decrease in cost of sales decreased in proportion to the decrease of sales stated above. As a percentage of sales, cost of sales increased slightly to 96.6% of sales in the three months ended March 31, 2005 from 95.7% of sales in the three months ended March 31, 2004.

     GROSS PROFIT

Gross profit decreased by $313,770 or 24.6%, from $1,276,652 for the three months ended March 31, 2004 to $962,882 for the three months ended March 31, 2005. The decrease in gross profits resulted primarily from the decrease in sales by the Company for the three months ended March 31, 2005. The Company's gross profit % decreased slightly to 3.3% of sales in the three months ended March 31, 2005 from 4.3% of sales in the three months ended March 31, 2004, as a result of slight recession of IT industry for the first quarter of 2005.

     OPERATING EXPENSES

Sales and marketing expenses increased by $133,221 or 863.1%, from $15,435 for the three months ended March 31, 2004 to $148,656 for the three months ended March 31, 2005. This increase was principally attributable to the sales commission expenses incurred for the first quarter of 2005. As a percentage of sales, sales and marketing expenses increased to 0.5% of sales for the three months ended March 31, 2005 when compared to

0.05% of sales for the three months ended March 31, 2004. We expect sales and marketing expenses to increase in fiscal 2005 due to an expected increase in sales and potential consolidation of Classic upon our acquisition expected to occur in the year of 2005.

     General and administrative expenses decreased $236,628 or 31.6% from $748,659 in the three months ended March 31, 2004 to $512,031 in the three months ended March 31, 2005. This decrease was principally attributable to professional costs for services performed after the Company became a publicly traded company. Majority of the accounting and legal services were performed during the three months ended March 31, 2004. We expect the general and administrative expenses to remain at the current level until the consolidation of Classic taking place.

     Income from operations for the Company was $302,195 for the three months ended March 31, 2005 compared to an income of $512,558 for the three months ended March 31, 2004, decrease of income by $210,363 or 41.0%. This decrease was primarily the result of decrease of gross profit during the first quarter of 2005.

     OTHER INCOME (EXPENSES)

     Interest expense decreased by $95,732, or 68.9%, to $43,210 in the three months ended March 31, 2005, from $138,942 in the three months ended March 31, 2004. Excluding $98,296 interest expense incurred in the three months ended March 31, 2004 related to amortization of discount on convertible note payable which is non- cash in nature, as a percentage of sales, interest expense was $40,646 in the three months ended March 31, 2004. Excluding the above-mentioned amortization of discount on convertible note payable, interest expense of ACL increased to 0.2% of sales for the three months ended March 31, 2005 from 0.1% for the three months ended March 31, 2004 due to a reduction by the Company of its need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense excluding the amortization of convertible note to continue to decrease as we repay our long-term bank borrowings, which decrease is expected to be offset by consolidation of the line-of-credit and long-term bank borrowings of Classic after our acquisition anticipated in the fourth quarter of 2005.

     The Company's net income decreased by $130,009 or 40.5% from $320,901 for the three months ended March 31, 2004 to an income of $190,892 for the three months ended March 31, 2005 due primarily to drop in gross profit.

     INCOME TAX

     Income tax increased by $13,767 or 26.2% from $52,547 for the three months ended March 31, 2004 to $66,314 for the three months ended March 31, 2005, representing, however, an increase in our effective tax rate to 19.8% from 14.1% for such respective periods. Such increase resulted from the fact that during the first three months of 2004, a portion of income was attributed to technical support and procurement services and allocated to Alpha. Such services were performed out of Hong Kong which was not subject to Hong Kong income tax in accordance with Hong Kong income tax laws.

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

     The Company may require additional financing in order to reduce its short-term and long-term debts and implement its business plan. The Company currently anticipates a need of approximately $3.5 million in additional financing to repay bank borrowings. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company's operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

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

     In the three months ended March 31, 2005, net cash provided by operating activities was $93,896 while in the three months ended March 31, 2004, net cash used for operating activities was $138,410, an increase of $232,306. Increase was primarily due to decrease of accounts receivable.

     In the three months ended March 31, 2005, net cash used for investing activities was $418,118 while in the three months ended March 31, 2004, ACL used $28,506 in investing activities, an increase cash used of $389,612. Increase was primarily due to the restricted cash held by the bank as collateral for borrowings.

     In the three months ended March 31, 2005, net cash provided by financing activities was $301,258 while in the three months ended March 31, 2004, net cash used in financing activities was $117,688, an increase of $418,946. Increase was primarily due to the borrowings from City Royal Limited as cash collateral for its facility line.

     An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 5.5% per annum) prevailing in Hong Kong. For the three months ended March 31, 2005, ACL did not generate any material interest income or incurred material interest expense. Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) CHANGES IN INTERNAL CONTROLS. In connection with the evaluation of the Company's internal controls as of March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

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

     Friedland Capital, Inc. ("Friedland") filed a complaint, dated May 3, 2005, against us in the Superior Court of New Castle County, State of Delaware alleging breach of an agreement whereby Friedland agreed to provide advisory services for a fee of $15,000 per month. Friedland seeks $78,225.35 and certain options to purchase shares of common stock. We have not filed an answer to such action by Friedland. We are currently negotiating settlement terms.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)     Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. We filed the following current reports on Form 8-K during the period from January 1, 2005 to May 20, 2005:

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


                                            ACL SEMICONDUCTORS INC.


Date: May 23, 2005                          By: /s/ Chung-Lun Yang
                                            -----------------------------
                                                Chung-Lun Yang
                                                Chief Executive Officer



Date: May 23, 2005                          By: /s/ Kenneth Lap-Yin Chan
                                            -----------------------------
                                                Kenneth Lap-Yin Chan
                                                Chief Financial Officer