Form 10-Q
period 2005-06-30
ACL SEMICONDUCTOR INC
filed 2005-08-22
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended June 30, 2005.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period from ____ to ____ .

--------------------------------------------------------------------------------

                        Commission File Number: 000-50140


                             ACL Semiconductors Inc.
                (Name of registrant as specified in its charter)


         DELAWARE                                               16-1642709
(State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                     Identification No.)


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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2005 was approximately $980,988 based upon the closing price of $0.18 of the Registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed second fiscal quarter (June 30, 2005). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of August 18, 2005.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                                                        Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and December 31, 2004                                1-2

         Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 (unaudited) and
         June 30, 2004 (unaudited)                                        3

         Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2005 (unaudited) and
         June 30, 2004 (unaudited)                                        4-5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                      6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    14-20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                21

ITEM 4.  CONTROLS AND PROCEDURES                                          22

PART II  OTHER INFORMATION                                                22

Item 1   Legal Proceedings                                                22
Item 6   Exhibits                                                         22

SIGNATURES                                                                23

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        As of               As of
                                                                    June 30, 2005        December 31,
                                                                     (Unaudited)             2004
                                                                    ---------------      --------------
Current assets:
   Cash and cash equivalents                                             $ 828,734           $ 512,548
   Restriced cash                                                        1,025,641                   -
   Accounts receivable, net of allowance
      for doubtful accounts of $0 for 2005 and 2004                      1,628,252           1,088,751
   Accounts receivable, related parties                                  3,249,777           4,727,517
   Loan receivable, related party                                          288,983             930,429
   Inventories, net                                                      2,059,325           1,520,117
   Other current assets                                                    101,206              80,802
                                                                    ---------------      --------------

      Total current assets                                               9,181,918           8,860,164

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                                 52,176              55,819

ACQUISITION DEPOSITS                                                     1,000,000           1,000,000
OTHER DEPOSITS                                                             350,000             350,000
                                                                    ---------------      --------------

                                                                      $ 10,584,094        $ 10,265,983
                                                                    ===============      ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          As of                  As of
                                                                      June 30, 2005           December 31,
                                                                       (Unaudited)                2005
                                                                      --------------        --------------
CURRENT LIABILITIES:
   Accounts payable                                                     $ 5,376,813           $ 5,065,965
   Accrued expenses                                                         287,167               456,676
   Loan payable, related party                                              327,919                     -
   Lines of credit and notes payable                                      3,537,759             3,469,632
   Current portion of long-term debt                                        207,337               286,032
   Convertible note payabe, net of unamortized discount of
      $0 and $150,000 for 2005 and 2004                                     150,000               150,000
   Due to stockholders for converted pledged collateral                     112,385               112,385
   Income tax payable                                                       124,619               145,050
   Other current liabilities                                                 21,237                13,610
                                                                      --------------        --------------

      Total current liabilities                                          10,145,236             9,699,350

Long-term debt, less current portion                                         39,922                65,522
                                                                      --------------        --------------

      Total liabilities                                                  10,185,158             9,764,872
                                                                      --------------        --------------
COMMITMENTS AND CONTINGENCIES                                                     -                     -

STOCKHOLDERS' EQUITY:
   Common stock - $0.001 par value, 50,000,000 shares
      authorized, 27,829,936 in 2004 and 2003 issued                         27,830                27,830
      and outstanding
   Additional paid in capital                                             3,360,405             3,360,405
   Amount due from stockholder/director                                     (98,638)             (102,936)
   Accumulated deficit                                                   (2,890,661)           (2,784,188)
                                                                      --------------        --------------

      Total stockholders' equity                                            398,936               501,111
                                                                      --------------        --------------

                                                                       $ 10,584,094          $ 10,265,983
                                                                      --------------        --------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,          JUNE 30,         JUNE 30,             JUNE 30,
                                                             2005              2004             2005                 2004
                                                        --------------   ---------------   ---------------       ---------------
NET SALES:
     Related parties                                    $  7,882,140     $  11,951,269     $  19,526,862         $  22,789,932
     Other                                                18,674,004        21,352,937        35,690,002            40,091,127
     Less discounts to customers                             (55,530)          (19,839)          (69,997)              (46,817)
                                                        --------------   ---------------   ---------------       ---------------
                                                          26,500,614        33,284,367        55,146,867            62,834,242

COST OF SALES                                             26,250,016        32,793,791        53,933,388            61,067,014
                                                        --------------   ---------------   ---------------       ---------------

GROSS PROFIT                                                 250,598           490,576         1,213,479             1,767,228

OPERATING EXPENSES:
     Selling                                                 100,177            11,148           248,832                26,583
     General and administrative                              456,764           517,495           957,974             1,266,154
                                                        --------------   ---------------   ---------------       ---------------

INCOME (LOSS) FROM OPERATIONS                               (306,343)          (38,067)            6,673               474,491

OTHER INCOME (EXPENSES):
     Interest expense                                        (46,022)          (94,674)         (100,054)             (233,616)
     Gain on disposal of property and equipment                    -               128                 -                   128
     Miscellaneous                                            (1,815)           (4,324)           (3,592)               (4,492)
                                                        --------------   ---------------   ---------------       ---------------
INCOME (LOSS) BEFORE INCOME TAXES                           (354,180)         (136,937)          (96,973)              236,511

INCOME TAXES                                                 (56,815)          (26,332)            9,500                26,215
                                                        --------------   ---------------   ---------------       ---------------

NET INCOME (LOSS)                                       $   (297,365)    $    (110,605)    $    (106,473)        $     210,296
                                                        ==============   ===============   ===============       ===============

LOSS PER SHARE - BASIC AND DILUTED                      $      (0.01)    $       (0.00)    $       (0.00)        $        0.01
                                                        ==============   ===============   ===============       ===============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED     27,829,936        27,829,936        27,829,936            27,829,936
                                                        ==============   ===============   ===============       ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                                  Six months ended
                                                                                             June 30,           June 30,
                                                                                               2005               2004
                                                                                           -------------       -----------
Cash flows provided by (used for) operating activities:
   Net income (loss)                                                                         $ (106,473)        $ 210,296
                                                                                           -------------       -----------

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                                             12,815            10,557
       Bad debts                                                                                  6,200                 -
       Change in inventory reserve                                                               64,102            46,846
       Gain on disposal of property and equipment                                                     -              (128)
       Interest expense from discount amortization of convertible note payable                        -           157,460
       Non-cash compensation to shareholder/director                                                  -           200,000

   CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS
       Accounts receivable - other                                                             (545,701)         (199,826)
       Accounts receivable - related parties                                                  1,477,740           (21,087)
       Inventories                                                                             (603,310)           44,575
       Other current assets                                                                     (20,404)          (19,230)

    INCREASE (DECREASE) IN LIABILITIES
       Accounts payable                                                                         310,848          (413,344)
       Accrued expenses                                                                        (169,509)          204,262
       Income tax payable                                                                       (20,431)           (4,152)
       Other current liabilities                                                                  7,627             2,081
                                                                                           -------------       -----------
       Total adjustments                                                                        519,977             8,014
                                                                                           -------------       -----------

       Net cash provided by operating activities                                                413,504           218,310
                                                                                           -------------       -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Loans to stockholders                                                                          4,298          (107,655)
   Increase of restricted cash                                                               (1,025,641)                -
   Cash receipts for loan repayments by related party                                           611,446                 -
   Repayments from related party                                                                 30,000
   Proceeds received from sale of fixed assets                                                        -               128
   Purchases of property, equipment and improvements                                             (9,172)           (7,569)
                                                                                           -------------       -----------

       Net cash used for investing activities                                                  (389,069)         (115,096)
                                                                                           -------------       -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                       June 30,        June 30,
                                                                                         2005            2004
                                                                                     -----------    ------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds on lines of credit and
     notes payable                                                                       68,127         105,559
    Principal payments on long-term debt                                               (104,295)       (381,528)
    Borrowings from related party                                                       414,195               -
    Repayments to related party                                                         (86,276)              -
                                                                                     -----------    ------------

         Net cash provided by (used for) financing activities                           291,751        (275,969)
                                                                                     -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    316,186        (172,755)

CASH AND CASH EQUIVALENTS, beginning of the period                                      512,548         467,074
                                                                                     -----------    ------------

CASH AND CASH EQUIVALENTS, end of the period                                          $ 828,734      $  294,319
                                                                                     ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                                     $  43,210      $   63,771
                                                                                     ===========    ============

    Income tax paid                                                                   $  29,930      $   30,366
                                                                                     ===========    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company"s audited financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 filed in the Form 10-K filed by the Company on April 14, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2005 and December 31, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and the cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results, which may be expected for the entire year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

     NATURE OF BUSINESS OPERATIONS

     ACL Semiconductors Inc. ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company"s principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

     CURRENCY REPORTING

     Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company"s subsidiaries, which accounted for most of the Company"s operations, is reported in Hong Kong dollars ("HKD"). Foreign currency transactions (outside Hong Kong) during the period are translated into HKD according to the prevailing exchange rate at the relevant transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates.


     For the purpose of preparing these consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and China.

2.   EARNINGS (LOSS) PER COMMON SHARE

     In accordance  with SFAS No. 128,  "Earnings Per Share," the basic earnings
     (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended June 30, 2005 and 2004, the Company has 2,121,641 and 581,000 shares of common stock equivalents upon conversion of the convertible note payable based on the quoted market price at the end of each reporting years. The common stock equivalents for 2004 were excluded from the computation of diluted loss per share as their effect it antidilutive.

3.   RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH MR. YANG

     As of June 30, 2005 and December 31, 2004, the Company had an outstanding receivable from Mr. Yang, the Company"s Chief Executive Officer, majority shareholder and a director, totaling $98,638 and $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

     For the three months ended June 30, 2005 and 2004, the Company recorded and paid $50,000 and $23,077, respectively, to Mr. Yang, and for the six months ended June 30, 2005 and 2004, the Company recorded $126,923 and 246,153, respectively, to Mr. Yang as compensation to him.

     During the three months ended June 30, 2005 and 2004, and six months ended June 30, 2005 and 2004, the Company paid rent of $23,077, $23,077, $46,153 and $46,153, respectively, for Mr. Yang"s personal residency as additional compensation.

     TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

     During the three months ended June 30, 2005 and 2004, and six months ended June 30, 2005 and 2004, the Company sold $5,528,522, $10,030,831,
     $16,758,892 and $18,317,761, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended June 30, 2005 and 2004, and six months ended June 30, 2005 and 2004, the Company purchased Samsung memory products sourced from other authorized distributors of $2,702,305, $1,261,214, $3,765,066 and $2,042,947,
     respectively, from Classic to satisfy part of its demand of insufficient product supply from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $3,187,537 and $4,714,057, respectively, as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

     The Company leased one of its facilities and Mr. Yang"s personal residency from Classic. Lease agreements for the one facility expire on November 30, 2006 while the lease agreement for Mr. Yang"s personal residency expires on March 31, 2008. Monthly lease payments for these 2 leases totaled $6,684.

     The Company incurred and paid rent expense of ACL $21,028, $22,116, 43,144 and $44,231 to Classic during the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004, respectively.

     On December 31, 2004, the Company executed an agreement to purchase 100% of Classic. On April 8 2005, the Company has made the determination to postpone its acquisition of Classic Electronics Ltd. until the second half of 2005. The decision has been agreed to by both entities.

     Mr. Ben Wong, a director of the Company, is a director of Classic and a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

     TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

     In 2004, the Company loaned $318,983 to ACLT, which is classified as loans receivable from related party. During the three months ended June 30, 2005, this related party repaid $30,000 to the Company. The loan is unsecured, bears no interest and a balance of $288,983 is outstanding as of June 30, 2005.

     Mr. Ben Wong, a director of the Company, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

     TRANSACTIONS WITH KADATCO COMPANY LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company recognized $2,330,574, $16,000, $2,472,194 and $166,152 from the sale of memory products to Kadatco Company Ltd. ("Kadatco"), a company owned 100% by Mr. Yang. Outstanding accounts receivable from Kadatco totaled $62,240 and $0 as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $0 and $0, respectively, from Kadatco. As of June 30, 2005 and December 2004, there were no outstanding accounts payable to Kadatco.

     Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

     TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $85, $950,412, $165,225 and
     $2,945,945, respectively, to Rambo Technologies Ltd. ("Rambo"). Outstanding accounts receivable totaled $0 and $0 as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $451,804, $162,823, $557,845 and $214,249, respectively, from Rambo Technologies Ltd. ("Rambo"). Outstanding accounts payable due to Rambo totaled $0 and $61,360 as of June 30, 2005 and December 31, 2004, respectively.

     Mr. Ben Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang, the Company"s Chief Executive Officer, majority shareholder and a director, is a director of Rambo.

     TRANSACTIONS WITH ARISTO COMPONENTS LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $0,$0, $0 and $90, respectively, to Aristo Components Ltd. ("Aristo"). There was no outstanding accounts receivable as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $0, $0, $0 and $500, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of June 30, 2005 and December 31, 2004, respectively.

     Mr. Ben Wong, a director of the Company, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang, the Company"s Chief Executive Officer, majority shareholder and a director, is a director of Aristo.

     TRANSACTIONS WITH ATLANTIC NETCOM LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $$0, $0, $1,652 and $0, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 as of June 30, 2005 and December 31, 2004, respectively. The Company has not experienced any bad debt from this customer in the past.

     Mr. Ben Wong, a director of the Company, is a 60% shareholder of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party. Mr. Yang, the Company"s Chief Executive Officer, majority shareholder and a director, is a director of Atlantic Netcom.

     TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $21,772, $0, $55,112 and $0, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $21,758, $0, $22,019 and $0, respectively, from Solution. There are no outstanding accounts payable due to Solution as of June 30, 2005 and December 31, 2004.

     Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

     TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $0, $954,026, $61,910 and
     $1,359,984, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $0, $2,112, $0, and $79,598, respectively, from Systematic. There are no outstanding accounts payable due to Systematic as of June 30, 2005 and December 31, 2004.

     On April 1, 2004, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on June 30, 2008. Monthly lease payment for this lease totaled $3,205. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three months ended June 30, 2005.

     Mr. Ben Wong, a director of the Company, and the wife of Mr. Yang, the Company"s Chief Executive Officer, majority shareholder and a Director, are the directors and shareholders of Systematic with a total of 100% interest.

     TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $1,167, $0, $10,417 and $0, respectively, to Global Mega Development Ltd. ("Global Mega"). There are no outstanding accounts receivable due from Global Mega as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     Mr. Kenneth Chan, a director of the Company, is a 90% shareholder of Globa Mega. The remaining 10% of Global Mega is owned by a non-related party.

     TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company sold $0, $0, $1,460 and $0, respectively, to TFT Technologies Ltd. ("TFT"). There are no outstanding accounts receivable due from TFT as of June 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $0, $0, $0, and $0, respectively, from TFT. There are no outstanding accounts payable due to TFT as of June 30, 2005 and December 31, 2004.

     Mr. Yang, the Company"s Chief Executive Officer, majority shareholder and a director, and his wife are the directors and shareholders of TFT with a total of 100% interest.

     TRANSACTIONS WITH CITY ROYAL LTD.

     In August 2004, the Company was in negotiation with The DahSing Bank Limited (the "DahSing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to the Company, DahSing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, the Company loaned $611,446 to City Royal Limited ("City Royal") to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to DahSing Bank as collateral to secure the Company's borrowings from DahSing Bank. In consideration thereof, DahSing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to DahSing Bank as collateral for the Company"s line.

     The loan to City Royal is non-interest bearing, in consideration of which City Royal did not charge an arrangement fee to the Company in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from the Company's perspective, was to advance the business of the Company by enabling it to secure additional lines of financing in excess of the loan amount from DahSing Bank. The Company settled this loan in February 2005 and received payment in the full amount of $611,446. City Royal loaned $414,195 to the Company during the three months ended March 31, 2005 and the Company repaid $86,276 to City Royal during the three months ended June 30, 2005. The outstanding loan balance due to City Royal was $327,919 as of June 30, 2005. The Company believes that the above-referenced loan to City Royal in 2004 does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance the business of the Company. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with the Company's position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

     Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal with a total of 100% interest.

4.   CONVERTIBLE NOTE PAYABLE:

     On December 31, 2003,  the Company  issued a 12%  subordinated  convertible note in the amount of $250,000 to Professional Traders Fund, Inc. ("PTF"). The borrowing amount is due and payable on December 31, 2004. The interest is payable in arrears on March 31, June 30, September 30, and December 31, 2004. The Company is in default at December 31, 2004 and accordingly, interest is accrued at a rate of 15% on and after the date of the default, and the Company is obligated to pay a default penalty equal to 30% of the unpaid principal and interest. At the option of the debt holder, such unpaid principal, interest and default penalty can be paid with shares of the Company"s common stock at conversion price, which is defined in the following paragraph.

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

     In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00- 27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt in 2003. The Company fully amortized the discount of $250,000 during the year ended December 31, 2004.

     Pursuant to the terms of a Limited Guarantee and Security Agreement, the debt is guaranteed by 1.2 million shares of the Company"s common stock beneficially owned by three shareholders of which 700,000 are restricted shares and 500,000 are freely traded shares.

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

     During the year ended December 31, 2004, PTF converted principal note balance of $100,000 into 222,980 shares of common stock and outstanding accrued interest of $12,385 into 29,579 shares of common stock through the shares pledged by three shareholders. Accordingly, the Company"s shareholders issued directly to PTF a total of 252,559 common shares. The value of the converted principal and accrued interest, totaling $112,385 at June 30, 2005 and December 2004, has been recorded as a liability to the shareholders in the accompanying consolidated balance sheet. As of June 30, 2005 and December 31, 2004, the gross outstanding balance of this note was $150,000.

     On May 25, 2005, a Default Judgment was issued by United States District Court, Southern District of New York that the Company is demanded to pay PTF totally US$251,088 which comprises of principal amounting to
     US$150,000; interest amounting to US$10,541; penalties amounting to US$85,350; attorney fees amounting to US$4,781; and costs and disbursements of taking action against the Company amounting to US$416. The Company accrued the entire claimed amount as of June 30, 2005.

     On August 16, 2005, the Company entered into a settlement agreement with PTF. See Note 8, "Subsequent Event" for details.

5.   BANK FACILITIES

     With respect to all of the above referenced debt and credit arrangements, pursuant to a debenture deed dated April 20, 2001, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation
     Limited, and DBS Bank (Hong Kong) Ltd. for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

               1.   a  personal   guarantee  given  by  Mr.  Yang,   limited  to
                    approximately US$6,900,000, to The Hong Kong and Shanghai Banking Corporation Limited;

               2. a fixed cash deposit of $1,025,641 as collateral for loans from Dah Sing Bank Limited;

               3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $1,000,000 and a personal guarantee to Dah Sing Bank Limited.

6.   ECONOMIC DEPENDENCE

     The Company"s distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung
     Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 84% and 75% of materials to the Company for the three months ended June 30, 2005 and 2004 respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company"s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company"s operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang.

     For the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, the Company purchased $18,937,732, $25,439,913,
     $42,843,512 and $48,131,245, respectively, from Samsugn HK. At June 30, 2005 and December 2004, included in accounts payable were $3,090,562 and $3,836,804, respectively.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised
     2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first- time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

     In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 " ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods" financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company"s overall results of operations or financial position.

8.   SUBSEQUENT EVENT:

     On August 16, 2005, the Company entered into a settlement agreement with PTF. The settlement amount of $255,291.50 covers the outstanding loan balance, unpaid interest and penalties and will be repaid in seven installments through February 28, 2006.

9.   RECLASSIFICATION:

     Certain reclassifications have been made to the 2004 condensed consolidated financial statements to confirm to the 2005 presentation.

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE COMPANY HAS INCLUDED IN THIS QUARTERLY REPORT CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY"S BUSINESS, OPERATIONS AND FINANCIAL CONDITION. "FORWARD-LOOKING STATEMENTS" CONSIST OF ALL NON-HISTORICAL INFORMATION, AND THE ANALYSIS OF HISTORICAL INFORMATION, INCLUDING THE REFERENCES IN THIS QUARTERLY REPORT TO FUTURE REVENUE GROWTH, FUTURE EXPENSE GROWTH, FUTURE CREDIT EXPOSURE, EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, FUTURE PROFITABILITY, ANTICIPATED CASH RESOURCES, ANTICIPATED CAPITAL EXPENDITURES, CAPITAL REQUIREMENTS, AND THE COMPANY"S PLANS FOR FUTURE PERIODS. IN ADDITION, THE WORDS "COULD", "EXPECTS", "ANTICIPATES", "OBJECTIVE", "PLAN", "MAY AFFECT", "MAY DEPEND", "BELIEVES", "ESTIMATES", "PROJECTS" AND SIMILAR WORDS AND PHRASES ARE ALSO INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.

     ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE COMPANY"S FORWARD-LOOKING STATEMENTS DUE TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, UNANTICIPATED TECHNOLOGICAL DIFFICULTIES, THE VOLATILE AND COMPETITIVE ENVIRONMENT FOR DRUG DELIVERY PRODUCTS, CHANGES IN DOMESTIC AND FOREIGN ECONOMIC, MARKET AND REGULATORY CONDITIONS, THE INHERENT UNCERTAINTY OF FINANCIAL ESTIMATES AND PROJECTIONS, THE UNCERTAINTIES INVOLVED IN CERTAIN LEGAL PROCEEDINGS, INSTABILITIES ARISING FROM TERRORIST ACTIONS AND RESPONSES THERETO, AND OTHER CONSIDERATIONS DESCRIBED AS "RISK FACTORS" IN OTHER FILINGS BY THE COMPANY WITH THE SEC INCLUDING ITS ANNUAL REPORT ON FORM 10-K. SUCH FACTORS MAY ALSO CAUSE SUBSTANTIAL VOLATILITY IN THE MARKET PRICE OF THE COMPANY"S COMMON STOCK. ALL SUCH FORWARD-LOOKING STATEMENTS ARE CURRENT ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS WERE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH ANY SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

     ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

     CORPORATE BACKGROUND

     The Company, through its wholly-owned subsidiaries Atlantic Components Limited, a Hong Kong corporation ("Atlantic") and Alpha Perform Technology Limited ("Alpha"), and Alpha as it is no longer active, in this three months ended June 30, 2005, is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

     As of June 30, 2005, ACL had more than 120 active customers in Hong Kong and Southern China.

     ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company"s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL"s most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition and allowance for doubtful accounts. The methods, estimates and judgments ACL uses in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

     INVENTORY VALUATION. ACL"s policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. ACL determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates ACL uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with ACL"s revenue forecasts. If ACL demands forecast is greater than ACL"s actual demand it may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. ACL maintains an allowance for doubtful accounts for estimated losses resulting from the inability of ACL"s customers to make required payments. ACL"s allowance for doubtful accounts is based on ACL"s assessment of the collectibility of specific customer accounts, the aging of accounts receivable, ACL"s history of bad debts, and the general condition of the industry. If a major customer"s credit worthiness deteriorates, or ACL"s customers" actual defaults exceed ACL"s historical experience, ACL"s estimates could change and impact ACL"s reported results.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of June 30, 2005 over the next five years and thereafter:

                                                Payments by Period
------------------------------------------------------------------------------------------------------------
                                                                 LESS
                                                                 THAN          1-3         4-5      AFTER 5
                                                  AMOUNT        1 YEAR        YEARS       YEARS      YEARS
                                                  ------        ------        -----       -----      -----
       Operating Leases                             78,825        22,523      56,302         ---       ---
       Line of credit and notes payable --
       short-term                                3,537,759     3,537,759                     ---       ---
       Convertible note payable                    150,000       150,000                     ---       ---
       Long-term Debt                              247,259       207,337      39,922         ---       ---
                                               --------------------------------------------------------------
          Total Contractual Obligations          4,013,843     3,917,619      96,224       $ ---     $ ---
                                               ==============================================================

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

     Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company"s sales and expenses in the next 12 months.

NET SALES

     Sales from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. At June 30, 2005, ACL had more than 120 active customers.

     The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market.

     For consumer products, there was a surge of NAND Flash demand for MP3 player, Flash card (Data storage) products, and a growth of 50% of revenue came as a result. There is forecast of increase in NAND Flash demand through out this year, and the consumption of density 1G bit and 2G bit will switch to 2G bit and 4G bit as main stream in the third quarters of 2005; and 8G bit will domain at the fourth quarter of 2005. Sales revenue is expected to increase significantly in remaining of 2005.

     The market is expected to grow from the third quarter of 2005. Big OEM companies, such as Dell, IBM, etc. have already set up business plans for third and fourth quarters of 2005. Purchase activities and orders flood into memory makers gradually. Though there may not be any instant impact on production, this would be the right time to keep inventories to a high level in order to meet future demand or usage.

     General demand of IC components grew rapidly in July 2005. We expect the upwards trend be lasting to December 2005. In the second quarter of 2005, most memory manufacturers do not release inventories because of low unit selling prices due to slow overall market. General performance of the industry was poor during the second quarter of 2005. The market condition is expected to improve significantly in the second half of 2005 which will substantially increase the Company"s gross margin and net profit for the year of 2005.

     Demands for flash components is expected to exceed supplies in the second of 2005, especially for products such as MP3, PMP, storage, etc. and such demand is expected to drive the prices up. Supplies of these products are expected to be stabilized by the end of 2005.

     As Intel releases new cheap version M/B chipset i915PL/GL and stops output of i865. The market has clear direction on DDR2-533/667/800 technology, DDR2 memory products demand and price will rise together in coming quarters. Since output of old type DDR-266/333/400 memory will become less and less, they are expected to be phrased out of the market in the near future.

     Low density traditional SDRAM will become active again. Because of the end of life of 16Mbit, most consumer products and hard disk (PC usage) will be shifted to use 64Mbit. 64Mbit demand will then increase rapidly in the near future.

     Overall market is expected to grow after the slow season in the second quarter, the opportunity of business growth in the last two quarters of 2005 is obvious. The Company expects a 25% increase of sales in the second half of 2005 compared to the sales for of the first two quarters of 2005.

COST OF SALES

     Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company"s gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company"s procurement operations are supported by Samsung HK, although there is no written long-term supply agreement in place between Atlantic and Samsung HK.

OPERATING EXPENSES

     The Company"s operating expenses for the three months and six months ended June 30, 2005 and 2004 were comprised of sales and marketing and general and administrative expenses only.

     Sales  and  marketing   expenses   consisted   primarily  of  and  external
commissions   paid  to  external  sales  personnel  and  costs  associated  with advertising and marketing activities.

     General and administrative expenses include all corporate and administrative functions that serve to support the Company"s current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to increase as a result of increased legal and accounting fees anticipated in connection with the Company"s compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and as a result of anticipated expansion by the

Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

     Interest  expense,   including   finance  charges,   relates  primarily  to
Atlantic"s short-term and long-term bank borrowings, which the Company intends to reduce, and amortization of discount on the convertible debenture.

RESULTS OF OPERATIONS

     The following table sets forth unaudited statements of operations data for the three months and six months ended June 30, 2005 and 2004 and should be read in conjunction with the "MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company"s financial statements and the related notes appearing elsewhere in this document.

                                             Three Months        Three Months       Six Months     Six Months
                                             Ended               Ended              Ended          Ended
                                             June 30, 2005       June 30, 2004      June 30, 2005  June 30, 2004
                                             -------------       -----------        -------------  -------------
                                                                           (Unaudited)
Net Sales                                      100%                100%              100%            100%
Cost of sales                                99.05%              98.53%             97.8%          97.19%
Gross Profit                                  0.95%               1.47%             2.20%           2.81%
Operating expenses:
Sales and marketing                           0.38%               0.03%             0.45%           0.04%
General and administrative                    1.68%               1.55%             1.74%           2.01%
Total operating expenses                      2.06%               1.58%             2.19%           2.05%
Income (loss) from operations                -1.11%              -0.11%             0.01%           0.76%
Other expenses:
Interest expenses                            -0.21%              -0.28%            -0.18%          -0.37%
Miscellaneous                                -0.01%              -0.02%            -0.01%          -0.01%
Income (loss) before income taxes            -1.33%              -0.41%            -0.18%           0.38%
Income taxes expenses (benefits)             -0.21%              -0.08%             0.02%           0.05%
Net income (loss)                            -1.12%              -0.33%            -0.20%           0.33%

UNAUDITED THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

     NET SALES

     Net sales decreased by $6,783,754 or 20.4% from $33,284,367 in the three months ended June 30, 2004 to $26,500,613 in the three months ended June 30, 2005. This decrease resulted primarily from the recession of IT industry, especially in PC field and consumer products for the second quarter of 2005.

     COST OF SALES

     Cost of sales decreased by $6,543,775 or 20.0% from $32,793,791 in the three months ended June 30, 2004 to $26,250,016 in the three months ended June 30, 2005. The cost of sales decreased in proportion to the decrease of net sales.

     GROSS PROFIT

     Gross profit decreased by $239,979 or 48.9% from $490,576 in the three months ended June 30, 2004 to $250,598 in the three months ended June 30, 2005. The decrease in gross profit was of the same reason of net sales as stated above. The gross profit % reduced slightly by 0.5% from 1.5% in the three months ended June 30, 2005 to 1.0% in the three months ended June 30, 2005. The Company adopted the policy of sacrifice of gross profit to maximize sales in order to continue to expand its market share.

     OPERATING EXPENSES

     Selling and marketing expenses increased by $89,029 or 798.6% from $11,148 in the three months ended June 30, 2004 to $100,177 in the three months ended June 30, 2005. The increase was primarily attributable to the sales commission expenses incurred for the second quarter of 2005.

     General and administrative expenses decreased by $60,731 or 11.7% from $517,495 in the three months ended June 30, 2004 to $456,764 in the three months ended June 30, 2005. This decrease was principally attributable to professional costs for services performed after the Company became a publicly trade company. Majority of the accounting and legal services were performed during the three months ended June 30, 2004. The Company anticipates the general and administrative expenses to remain at the current level until the consolidation of Classic taking place.

     LOSS FROM OPERATIONS

     Loss from operations decreased by $268,276 or 704.7% from $38,067 in the three months ended June 30, 2004 to $306,343 in the three months ended June 30, 2005. The decrease was mainly due to decrease in gross profit which as mentioned above decreased by $239,978.

     OTHER INCOME (EXPENSES)

     Interest expense decreased by $48,652 or 51.4% from $94,674 in the three months ended June 30, 2004 to $46,022 in the three months ended June 30, 2005. Excluding $59,164 interest expense incurred in the three months ended June 30, 2004 related to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $35,510 in the three months ended June 30, 2004. After deducting the said $59,164, interest expense increased by $10,512. Such increase is mainly due to increase in interest rates.

     INCOME TAX

     Income tax benefit increased by $30,483 or 115.8% from $26,332 in the three months ended June 30, 2004 to $56,815 in the three months ended June 30, 2005 due to higher loss during the three months ended June 30, 2005.

     NET LOSS

     Net loss increased by $186,760 or 168.9% from a loss of $110,605 in the three months ended June 30, 2004 to $297,364 in the three months ended June 30, 2005. It is mainly due to decrease in gross profit. The Company anticipates that its sales for the third and fourth quarters of year 2005 will increase back to normal level as in last year because the market is expected to grow for the remaining quarters of year 2005.

UNAUDITED SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

     NET SALES

     Net sales decreased by $7,687,375 or 12.2% from $62,834,242 in the six months ended June 30, 2004 to $55,146,868 in the six months ended June 30, 2005. This decrease resulted primarily from the recession of IT industry, especially in PC field and consumer products for the first half year of 2005.

     COST OF SALES

     Cost of sales decreased by $7,133,626 or 11.7% from $61,067,014 in the six months ended June 30, 2004 to $53,933,388 in the six months ended June 30, 2005. The cost of sales decreased in proportion to the decrease of net sales.

     GROSS PROFIT

     Gross profit decreased by $553,749 or 31.3% from $1,767,228 in the six months ended June 30, 2004 to $1,213,479 in the six months ended June 30, 2005. The decrease in gross profit was of the same reason of net sales as stated above. The gross profit % reduced slightly by 0.6% from 2.8% in the six months ended June 30, 2004 to 2.2% in the six months ended June 30, 2005. The Company adopted the policy of sacrifice of gross profit to maximize sales in the recessive economies.

     OPERATING EXPENSES

     Selling and marketing expenses increased by $222,249 or 836.1% from $26,583 in the six months ended June 30, 2004 to $248,832 in the six months ended June 30, 2005. The increase was primarily attributable to the sales commission expenses incurred for the first half year of 2005.

     General and administrative expenses decreased by $308,180 or 24.3% from $1,266,154 in the six months ended June 30, 2004 to $957,974 in the six months ended June 30, 2005. This decrease was principally attributable to professional costs for services performed after the Company became a publicly trade company. Majority of the accounting and legal services were performed during the six months ended June 30, 2004. The Company expects the general and administrative expenses to remain at the current level until the consolidation of Classic taking place.

     INCOME FROM OPERATIONS

     Income from operations decreased by $467,818 or 98.6% from $474,491 in the six months ended June 30, 2004 to $6,673 in the six months ended June 30, 2005. The decrease was mainly due to decrease in gross profit which as mentioned above decreased by $553,749.

     OTHER INCOME (EXPENSES)

     Interest expense decreased by $133,562 or 57.2% from $233,616 in the six months ended June 30, 2004 to $100,054 in the six months ended June 30, 2005. Excluding $157,460 interest expense incurred in the three months ended June 30, 2004 related to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $76,156 in the six months ended June 30, 2004. After deducting the said $157,460, interest expense increased by $23,898. Such increase is mainly due to interest expense to Professional Traders Fund, LLC and increase in interest rates.

     INCOME TAX

     Income tax decreased by $16,715 or 63.8% from $26,215 in the six months ended June 30, 2004 to $9,500 in the six months ended June 30, 2005 due to loss incurred for the six months ended June 30, 2005.

     NET INCOME (LOSS)

     Net income decreased by $316,769 or 150.6% from a profit of $210,296 in the six months ended June 30, 2004 to a loss of $106,473 in the six months ended June 30, 2005. It is mainly due to decrease in gross profit together with reduction of operating and interest expenses. The Company anticipates that its sales for the third and fourth quarters of year 2005 will increase back to normal level as in last year because the market is expected to grow for the remaining quarters of year 2005.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company"s principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company"s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future. See Note 5 of the Notes to Financial Statements for a description of the Company"s banking arrangements.

     The Company may require additional financing in order to reduce its short-term and long-term debts and implement its business plan. The Company currently anticipates a need of $3.0 million in additional financing to repay long-term bank borrowings. In order to meet anticipated demand for Samsung"s memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK"s warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company"s operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company"s business growth and prospects would be materially and adversely affected. Additionally, if such financing was an equity financing, the holders of the Company"s common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management"s control, the Company"s capital requirements may increase.

     The following factors, among others, could cause actual results to differ from those expected caused by: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung"s memory products; a decrease in its ability to attract new customers; an increase in competition in the memory products market; and the ability or inability of some of ACL"s customers to obtain financing. These factors or additional risks and uncertainties not known to ACL or that it currently deems immaterial may impair business operations and may cause ACL"s actual results to differ materially from its historical operating results.

     Although ACL believes its expectations of future growth are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update its expectation after the date of this report to confirm them to actual results or to make changes in its expectations.

     In the six months ended June 30, 2005, net cash provided by operating act ivities was $413,504 while in the six months ended June 30, 2004, net cash provided by operating activities was $218,310, an increase of $195,194. Increase was primarily due to decrease of accounts receivable which was partially offset by increase of accounts payable.

     In the six months ended June 30, 2005, net cash used for investing activities was $389,069 while in the six months ended June 30, 2004, ACL used $115,096 in investing activities, an increase cash used of $273,973. Increase was primarily due to the restricted cash held by the bank as collateral for borrowings which was partially offset by loan received from a related party.

     In the six months ended June 30, 2005, net cash provided by financing activities was $291,751 while in the six months ended June 30, 2004, net cash used for financing activities was $275,696, an increase of $567,447. Increase was primarily due to the borrowings from City Royal Limited as cash collateral for its facility line.

     An essential element of the Company"s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at 6.5%per annum) prevailing in Hong Kong. For the six months ended June 30, 2005 and the six months ended June 30, 2004, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     CHANGES IN INTERNAL CONTROLS. In connection with the evaluation of the Company's internal controls as of June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

     The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company"s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2006. The Company"s independent auditors will be required to confirm in writing whether management"s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006.

     As part of the assessment of the Company"s internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor"s attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market"s confidence in the Company"s financial statements and harm the Company"s stock price, especially if a restatement of financial statements for past periods is required.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company"s knowledge, threatened litigation or administrative action (including litigation or action involving the Company"s officers, directors or other key personnel) which in the Company"s opinion has, had, or is expected to have, a material adverse effect upon its business, prospects financial condition or operations.

     Professional Traders Fund, LLC ("PTF") had filed a complaint, dated February 8, 2005, against the Company in the Southern District of New York alleging breach of contract for the nonpayment of a 12% subordinated convertible note from the Company to PTF in the principal amount of $250,000. PTF was seeking $239,850 plus default interest, costs and attorneys fees. On August 16, 2005, the Company and PTF entered into a settlement agreement whereby the Company agreed to pay PTF pursuant to a payment schedule a total of $255,291.50, which amount includes all post judgment legal expenses and payment by PTF of $1,400 to the stock transfer agent.

     Friedland Capital, Inc. ("Friedland") filed a complaint, dated May 3, 2005, against the Company in the Superior Court of New Castle County, State of Delaware alleging breach of an agreement whereby Friedland agreed to provide advisory services for a fee of $15,000 per month. Friedland was seeking $78,225.35 and certain options to purchase shares of common stock. In June 2005, the complaint was settled pursuant to a mutual release agreement whereby by the Company paid Friedland $55,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)       Exhibits:

          21.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          21.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company filed the following current reports on Form 8-K during the second quarter of 2005 through the date hereof:

     Form 8-K/A filed April 12, 2005 to the Form 8-K filed January 19, 2005 relating to items 1.02 and 2.01.

     Form 8-K filed June 1, 2005 relating to item 2.03.

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACL SEMICONDUCTORS INC.


Date: August 19, 2005                      By: /s/ Chung-Lun Yang
                                           -------------------------------------
                                                   Chung-Lun Yang
                                                   Chief Executive Officer


Date: August 19, 2005                      By: /s/ Kenneth Lap-Yin Chan
                                           -------------------------------------
                                                   Kenneth Lap-Yin Chan
                                                   Chief Financial Officer/
                                                   Principal Accounting Officer