Form 10-Q
period 2005-09-30
ACL SEMICONDUCTOR INC
filed 2005-11-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

--------------------------------------------------------------------------

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

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was approximately $544,993 based upon the closing price of $0.18 of the Registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed third fiscal quarter (September 30, 2005). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of November 9, 2005.

Transitional small business disclosure format (check one) Yes [_] No [X]


Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited)
            and December 31, 2004                                                                                  1-2

           Condensed Consolidated Statements of Operations for the three months
           and nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)                  3

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) and September 30, 2004
           (unaudited)                                                                                             4-5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                       6-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                         15-22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                                                        22

ITEM 4.  CONTROLS AND PROCEDURES                                                                                    23

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                                                          24
Item 6   Exhibits                                                                                                   24

SIGNATURES                                                                                                          25

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         As of                    As of
                                                     September 30,             December 31,
                                                         2005                      2004
                                                     ------------              ------------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                           $   197,847             $   512,548
   Restricted cash                                         769,231                      --
   Accounts receivable, net of allowance
      for doubtful accounts of $0 for 2005 and 2004      1,663,900               1,088,751
   Accounts receivable, related parties                  2,779,545               4,727,517
   Loan receivable, related party                          288,983                 930,429
   Inventories, net of reserve of $124,359                 724,139               1,520,117
   Other current assets                                     89,562                  80,802
                                                       -----------             -----------

      Total current assets                               6,513,207               8,860,164

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                 66,073                  55,819

ACQUISITION DEPOSITS                                     1,000,000               1,000,000
OTHER DEPOSITS                                             350,000                 350,000
                                                       -----------             -----------

                                                       $ 7,929,280             $10,265,983
                                                       ===========             ===========


       The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  As of                  As of
                                                                                               September 30,          December 31,
                                                                                                   2005                  2004
                                                                                               ------------            ------------
                                                                                               (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                                                            $  3,866,927            $  5,065,965
   Accrued expenses                                                                                 168,644                 456,676
   Loan payable, related party                                                                      327,919                      --
   Lines of credit and notes payable                                                              2,409,321               3,469,632
   Current portion of long-term debt                                                                156,825                 286,032
   Convertible note payable, net of unamortized discount of
      $0 and $150,000 for 2005 and 2004                                                                  --                 150,000
   Payable related to debt settlement                                                               216,088                      --
   Due to stockholders for converted pledged collateral                                             112,385                 112,385
   Income tax payable                                                                               155,862                 145,050
   Other current liabilities                                                                          6,583                  13,610
                                                                                               ------------            ------------

      Total current liabilities                                                                   7,420,554               9,699,350

Long-term debt, less current portion                                                                      0                  65,522
                                                                                               ------------            ------------

      Total liabilities                                                                           7,420,554               9,764,872
                                                                                               ------------            ------------

COMMITMENTS AND CONTINGENCIES                                                                            --                      --

STOCKHOLDERS' EQUITY:
   Common stock - $0.001 par value, 50,000,000 shares
      authorized, 27,829,936 in 2005 and 2004 issued                                                 27,830                  27,830
      and outstanding
   Additional paid in capital                                                                     3,360,405               3,360,405
   Amount due from stockholder/director                                                             (98,113)               (102,936)
   Accumulated deficit                                                                           (2,781,396)             (2,784,188)
                                                                                               ------------            ------------

      Total stockholders' equity                                                                    508,726                 501,111
                                                                                               ------------            ------------

                                                                                               $  7,929,280            $ 10,265,983
                                                                                               ============            ============


       The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                               2005                2004                2005                 2004
                                                           ------------        ------------        ------------        ------------

NET SALES:
     Related parties                                       $  5,095,987        $ 15,312,795        $ 24,622,869        $ 38,102,727
     Other                                                   23,735,186          19,444,391          59,425,169          59,535,518
     Less discounts to customers                                (21,635)            (42,007)            (91,632)            (88,824)
                                                           ------------        ------------        ------------        ------------

                                                             28,809,538          34,715,179          83,956,406          97,549,421

COST OF SALES                                                28,004,464          34,120,204          81,937,853          95,187,218
                                                           ------------        ------------        ------------        ------------

GROSS PROFIT                                                    805,074             594,975           2,018,553           2,362,203

OPERATING EXPENSES:
     Selling                                                    126,060               4,304             374,891              30,887
     General and administrative                                 488,050             891,805           1,446,025           2,157,959
                                                           ------------        ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                   190,964            (301,134)            197,637             173,357

OTHER INCOME (EXPENSES):
     Interest expense                                           (53,021)            (92,466)           (153,075)           (326,082)
     Gain on disposal of property and equipment                      --                  --                  --                 128
     Miscellaneous                                                2,565              (2,508)             (1,028)             (7,000)
                                                           ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                               140,508            (396,108)             43,534            (159,597)

INCOME TAX EXPENSE (BENEFIT)                                     31,243             (34,862)             40,742              (8,647)
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                          $    109,265        $   (361,246)       $      2,792        $   (150,950)
                                                           ============        ============        ============        ============

LOSS PER SHARE - BASIC AND DILUTED                         $       0.00        $      (0.01)       $       0.00        $      (0.01)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED        27,829,936          27,829,936          27,829,936          27,829,936
                                                           ============        ============        ============        ============




           The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)



                                                                                                             Nine months ended

                                                                                                     September 30,     September 30,
                                                                                                        2005               2004
                                                                                                     -----------        -----------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net income (loss)                                                                                 $     2,792        $  (150,950)
                                                                                                     -----------        -----------

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Depreciation and amortization                                                                      20,401             16,713
       Bad debt                                                                                            6,200                 --
       Change in inventory reserve                                                                       (29,487)            25,051
       Gain on disposal of property and equipment                                                             --               (128)
       Interest expense from discount amortization of convertible note payable                                --            216,677
       Non-cash compensation to shareholder/director                                                          --            200,000

   CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS
       Accounts receivable - other                                                                      (581,350)          (436,950)
       Accounts receivable - related parties                                                           1,947,972             69,534
       Inventories                                                                                       825,466            111,310
       Other current assets                                                                               (8,760)           (15,384)

    INCREASE (DECREASE) IN LIABILITIES
       Accounts payable                                                                               (1,199,038)           (18,435)
       Accrued expenses                                                                                 (288,032)           232,238
       Payable related to debt settlement                                                                 66,088                 --
       Income tax payable                                                                                 10,812            (39,013)
       Other current liabilities                                                                          (7,027)            (5,159)
                                                                                                     -----------        -----------
       Total adjustments                                                                                 763,245            356,454
                                                                                                     -----------        -----------

       Net cash provided by operating activities                                                         766,037            205,504
                                                                                                     -----------        -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Repayments from (loans to) stockholders                                                                 4,823            (86,081)
   Increase of restricted cash                                                                          (769,231)                --
   Cash receipts for loan repayments by related party                                                    611,446                 --
   Repayments from related party                                                                          30,000                 --
   Loans to related party                                                                                     --           (611,446)
   Proceeds received from sale of fixed assets                                                                --                128
   Purchases of property, equipment and improvements                                                     (30,655)           (21,371)
                                                                                                     -----------        -----------

       Net cash used for investing activities                                                           (153,617)          (718,770)
                                                                                                     -----------        -----------

       The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                        September 30,    September 30,
                                                                                            2005             2004
                                                                                        -------------  -------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds (repayments) on lines of credit and
     notes payable                                                                        (1,060,311)      1,421,789
    Principal payments on long-term debt                                                    (194,729)       (553,160)
    Borrowings from related party                                                            414,195              --
    Repayments to related party                                                              (86,276)             --
                                                                                         -----------     -----------

         Net cash provided by (used for) financing activities                               (927,121)        868,629
                                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (314,701)        355,363

CASH AND CASH EQUIVALENTS, beginning of the period                                           512,548         467,074
                                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS, end of the period                                             $   197,847     $   822,437
                                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                                        $    53,021     $    97,020
                                                                                         ===========     ===========

    Income tax paid                                                                      $    29,930     $    30,366
                                                                                         ===========     ===========

NON CASH ACTIVITIES:
    Reclassification for Convertible note payable to payable to debt settlement          $   150,000     $        --
                                                                                         ===========     ===========


       The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 filed in the Form 10-K filed by the Company on April 15, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of September 30, 2005 and December 31, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and the cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results, which may be expected for the entire year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

     The Company expects to complete its acquisition of Classic Electronics Ltd., a Hong Kong corporation during the fourth quarter of 2005. During 2003, the Company made an acquisition deposit of $1 million in relation to this acquisition. This deposit will be used to offset the purchase price of acquisition upon the closing of this transaction. In the case if the acquisition arrangement is terminated, the deposit will be refunded to the Company based on the agreements between the two entities.

     NATURE OF BUSINESS OPERATIONS

     ACL Semiconductors Inc. ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company formed a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

     REVENUE RECOGNITION

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

2.   EARNINGS (LOSS) PER COMMON SHARE

     In accordance  with SFAS No. 128,  "Earnings Per Share," the basic earnings
     (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2005 and 2004, the Company has 0 and 441,000 shares of common stock equivalents upon conversion of the convertible note payable based on the quoted market price at the end of each reporting years. The common stock equivalents for 2004 were excluded from the computation of diluted loss per share as their effect is antidilutive.

3.   RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH MR. YANG

     As of September 30, 2005 and December 31, 2004, the Company had an outstanding receivable from Mr. Yang, the Company's Chief Executive Officer, majority stockholder and a director, totaling $98,113 and $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

     For the three months ended September 30, 2005 and 2004, the Company recorded and paid $50,000 and $23,077, respectively, to Mr. Yang, and for the nine months ended September 30, 2005 and 2004, the Company recorded $176,923 and 269,231, respectively, and paid $176,923 and $69,231, respectively,  to Mr. Yang as  compensation to him.

     During the three months ended September 30, 2005 and 2004, and nine months ended September 30, 2005 and 2004, the Company paid rent of $23,077, $23,077, $69,231 and $69,231, respectively, for Mr. Yang's personal residency as additional compensation.

     TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

     During the three months ended September 30, 2005 and 2004, and nine months ended September 30, 2005 and 2004, the Company sold $1,951,509, $12,779,153, $18,710,411 and $31,096,914, respectively, of memory products to Classic Electronics Ltd. ("Classic"). The Company had outstanding accounts receivable from Classic totaling $2,542,968 and $4,714,057, respectively, as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

     During the three months ended September 30, 2005 and 2004, and nine months ended September 30, 2005 and 2004, the Company purchased Samsung memory
     products  sourced  from  other   authorized   distributors  of

     $1,289,368, $955,001, $5,054,434 and $3,703,180, respectively, from Classic to satisfy part of its demand of  insufficient  product supply from Samsung
     HK.

     The Company leased one of its facilities and Mr. Yang's personal residency from Classic. Lease agreements for the one facility expire on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2008. Monthly lease payments for these 2 leases totaled $6,684. The Company incurred and paid rent expense of ACL in the amount of $20,053, $23,076, $63,197 and $66,346 to Classic during the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, respectively.

     On December 31, 2004, the Company executed an agreement to purchase 100% of the capital stock of Classic. On April 8 2005, the Company made the determination to postpone its acquisition of Classic until the second half of 2005. Both entities have agreed upon this decision. The Company expects to close this acquisition by the end of 2005.

     Mr. Ben Wong, a director of the Company, is a director of Classic and a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

     TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

     In 2004, the Company loaned $318,983 to ACL Technology Pte Ltd. ("ACLT"), which is classified as loans receivable from related party. During the nine months ended September 30, 2005, this related party repaid $30,000 to the Company and the Company expects the loan be collected by the end of 2005. The loan is unsecured, bears no interest and a balance of $288,983 was outstanding thereunder as of September 30, 2005.

     Mr. Ben Wong, a director of the Company, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

     TRANSACTIONS WITH KADATCO COMPANY LTD.

     During the three months  ended  September  30, 2005 and 2004,  and the nine months ended September 30, 2005 and 2004, the Company recognized $2,600,665, $0, $5,072,859 and $166,152 from the sale of memory products to Kadatco Company Ltd. ("Kadatco"). Outstanding accounts receivable from Kadatco totaled $203,782 and $0 as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $0 and $0, respectively, from Kadatco. As of September 30, 2005 and December 2004, there were no outstanding accounts payable to Kadatco.

     Mr. Yang is the sole beneficial owner of Kadatco.

     TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $0, $1,593,767, $165,225 and $4,539,712, respectively, to Rambo Technologies Ltd. ("Rambo"). Outstanding accounts receivable totaled $0 and $0 as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $316,708, $59,275, $874,553 and $273,524 respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $0 and $61,360 as of September 30, 2005 and December 31, 2004, respectively.

     Mr. Ben Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director of Rambo.

     TRANSACTIONS WITH ARISTO COMPONENTS LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $26,750,$0, $26,750 and $90, respectively, to Aristo Components Ltd. ("Aristo Components"). There was no outstanding accounts receivable as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $0, $0, $0 and $500, respectively, from Aristo Components. There are no outstanding accounts payable due to Aristo as of September 30, 2005 and December 31, 2004, respectively.

     Mr. Ben Wong, a director of the Company, is a 90% shareholder of Aristo. The remaining 10% of Aristo Components is owned by a non-related party. Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director of Aristo Components.

     TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $508,406, $0, $508,406 and $0, respectively, to Aristo Technologies Ltd. ("Aristo Technologies"). Outstanding accounts receivable totaled $31,513 and $0 as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $100,822, $0, $100,822 and $0, respectively, from Aristo Technologies. There are no outstanding accounts payable due to Aristo as of September 30, 2005 and December 31, 2004, respectively.

     Mr. Ben Wong, a director of the Company, is a 90% shareholder of Aristo. The remaining 10% of Aristo Technologies is owned by a non-related party. Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director of Aristo Technologies.

     TRANSACTIONS WITH ATLANTIC NETCOM LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $0, $6,354, $1,652 and $6,354, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 and $13,460 as of September 30, 2005 and December 31, 2004, respectively. The Company has not experienced any bad debt from this customer in the past.

     Mr. Ben Wong, a director of the Company, is a 60% shareholder of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party. Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director of Atlantic Netcom.

     TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $0, $0, $55,122 and $0, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $0, $0, $22,019 and $0, respectively, from Solution. There are no outstanding accounts payable due to Solution as of September 30, 2005 and December 31, 2004.

     Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

     TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $0, $506,517, $61,910 and $1,866,501, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $0, $74,862, $0, and $154,460, respectively, from Systematic. There are no outstanding accounts payable due to Systematic as of September 30, 2005 and December 31, 2004.

     On April 1, 2004, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on March 31, 2008. Monthly lease payment for this lease totaled $3,205. The Company incurred and paid an aggregate rent expense of $9,615 and 28,845 to Systematic during the three months and nine months ended September 30, 2005.

     Mr. Ben Wong, a director of the Company, and the wife of Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a Director, are the directors and shareholders of Systematic with a total of 100% interest.

     TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $8,657, $427,004, $19,074 and $427,004, respectively, to Global Mega Development Ltd. ("Global Mega"). There are no outstanding accounts receivable due from Global Mega as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company received management fee income $641, $0, $641 and $0, respectively, from Global Mega. Outstanding accounts receivable due from Global Mega totaled $641 and $0 as of September 30, 2005 and December 31, 2004, respectively.

     Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is a 90% shareholder of Global Mega. The remaining 10% of Global Mega is owned by a non-related party.

     TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company sold $0, $0, $1,460 and $0, respectively, to TFT Technologies Ltd. ("TFT"). The management is of the opinion that the above transactions were entered into in the normal course of business and the prices were set in accordance to the market. There are no outstanding accounts receivable due from TFT as of September 30, 2005 and December 31, 2004. The Company has not experienced any bad debt from this customer in the past.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $0, $0, $0, and $0, respectively, from TFT. There are no outstanding accounts payable due to TFT as of September 30, 2005 and December 31, 2004.

     Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a director, and his wife are the directors and shareholders of TFT owning 100% of the capital stock thereof.

     TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

     During the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company received management fee income of $641, $0, $641 and $0, respectively, from Intelligent Network Technology Ltd. ("Intelligent"). Outstanding accounts receivable due from Intelligent totaled $641 and $0 as of September 30, 2005 and December 31, 2004, respectively.

     Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a 75% shareholder of Intelligent. The remaining 25% of Intelligent is owned by a non-related party.

     TRANSACTIONS WITH CITY ROYAL LTD.

     In August 2004, the Company was in negotiation with The Dah Sing Bank Limited (the "Dah Sing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to the Company, Dah Sing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, the Company loaned $611,446 to City Royal Limited ("City Royal") to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to Dah Sing Bank as collateral to secure the Company's borrowings from Dah Sing Bank. In consideration thereof, Dah Sing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to Dah Sing Bank as collateral for the Company's line which was subsequent reduced to HK$6,000,000 (approximately $769,231).

     The loan to City Royal is non-interest bearing, in consideration of which City Royal did not charge an arrangement fee to the Company in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from the Company's perspective, was to advance the business of the Company by enabling it to secure additional lines of financing in excess of the loan amount from Dah Sing Bank. The Company settled this loan in February 2005 and received payment in the full amount of $611,446. City Royal loaned $414,195 to the Company during the three months ended March 31, 2005 and the Company repaid $86,276 to City Royal during the three months ended June 30, 2005. The outstanding loan balance due to City Royal was $327,919 as of September 30, 2005. The Company believes that the above-referenced loan to City Royal in 2004 does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance the business of the Company. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with the Company's position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

     Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal owning 100% of the capital stock thereof.

     All the related party transactions taking place during the reporting periods were conducted during the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non related customers or purchased from other vendors.

4.   CONVERTIBLE NOTE PAYABLE:

     On December 31, 2003,  the Company  issued a 12%  subordinated  convertible note in the amount of $250,000 to Professional Traders Fund, Inc. ("PTF"). The borrowing amount was due and payable on December 31, 2004. The interest was payable in arrears on March 31, June 30, September 30, and December 31, 2004. The Company was in default at December 31, 2004 and accordingly, interest began to accrue at a rate of 15% on and after the date of the default, and the Company became obligated to pay a default penalty equal to 30% of the unpaid principal and interest. At the option of the debt holder, such unpaid principal, interest and default penalty could have been paid with shares of the Company's common stock at conversion price, which is defined in the following paragraph.

     The holder of this note, at its option, could convert the outstanding balance of the debt into shares of common stock at the conversion price, defined as 40% of the average closing price of the stock three trading days immediately prior to the Notice of Conversion date or the interest payment date or the debt maturity date, not to exceed $1 per share.

     In addition, since this debt was convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature exceeded the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt in 2003. The Company fully amortized the discount of $250,000 during the year ended December 31, 2004.

     Pursuant to the terms of a Limited Guarantee and Security Agreement, the debt was guaranteed by 1.2 million shares of the Company's common stock beneficially owned by three shareholders.

     The Company agreed to file a registration statement for the conversion shares within 60 days of the funding of the note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the note. If the Company failed to meet either of such timelines, a 1% penalty per month on the funded amount of the note would be levied against the Company. The Company did not meet either timeline and, accordingly, the Company began incurring a 1% penalty per month on the funded amount of the note.

     During the year ended December 31, 2004, PTF converted principal note balance of $100,000 into 222,980 shares of common stock and outstanding accrued interest of $12,385 into 29,579 shares of common stock which the Company satisfied through delivery of shares pledged by three shareholders. Accordingly, the Company's shareholders issued directly to PTF a total of 252,559 common shares. The value of the converted principal and accrued interest, totaling $112,385 at September 30, 2005 and December 31, 2004, has been recorded as a liability to the shareholders in the accompanying consolidated balance sheet. As of December 31, 2004, the gross outstanding balance of this note was $150,000.

     On May 25, 2005, a Default Judgment was issued by United States District Court, Southern District of New York ordering the Company to pay PTF a total of in US$255,292 (comprised of principal in the amount of US$150,000; interest in the amount of US$10,541; penalties in the amount of to US$85,350; attorney fees amounting to US$4,781; and costs and disbursements of taking action against the Company pursuant to which the Company agreed to pay in the amount of US$4,620). The Company accrued the entire claimed amount in the three months ended June 30, 2005.

     On August 16, 2005, the Company entered into a settlement agreement with PTF pursuant to which the Company agreed to pay $255,292 in seven monthly installments through February 28, 2006. The Company reclassified the outstanding loan balance and the related accrued interest and penalties to "Payable Related to Debt Settlement" on the accompanying consolidated balance sheets. During the three months ended

     September 30, 2005, the Company paid $39,204 of the $255,292 balance owed to PTF in accordance with the terms of the settlement agreement.

5.   BANK FACILITIES

     With respect to all of the above referenced debt and credit arrangements, pursuant to a debenture deed dated April 20, 2001, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation
     Limited, and DBS Bank (Hong Kong) Ltd. for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

     1. a personal guarantee given by Mr. Yang, limited to approximately US$6,900,000, to The Hong Kong and Shanghai Banking Corporation Limited;

     2. a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

     3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $1,000,000 and a personal guarantee to Dah Sing Bank Limited.

6.   ECONOMIC DEPENDENCE

     The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung
     Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 77%, 82%, 77% and 77% of materials to the Company for the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004 respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

     The Company is highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, the Company may not be able to continue its business. The Company has been taking necessary steps to reduce its dependence on Samsung HK through its contemplated acquisition of Classic which is a reseller of various memory products.

     For the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, the Company purchased $21,097,135, $28,483,654, $63,940,646 and $76,614,899, respectively, from Samsung HK. At
     September 30, 2005 and December 31, 2004, included in accounts payable were $2,631,055 and $3,836,804, respectively, payable to Samsung HK.

7.   SEGMENT REPORTING

     The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised
     2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular

     SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

     In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company's overall results of operations or financial position.

     In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have a material impact on its financial position, results of operations or cash flows.

9.   SUBSEQUENT EVENT:

     The debenture deed dated April 20, 2001 (refer to Note 5 above) in respect of pledging the Company's assets as collateral for the outstanding and future borrowings collectively from a bank group in Hong Kong, comprised of Dah Sing Bank Limited, The Hong Kong and Shanghai Banking Corporation Limited, and DBS Bank (Hong Kong) Ltd., was released on October, 2005.

10.  RECLASSIFICATION:

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

     ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

     CORPORATE BACKGROUND

     The Company, through its wholly-owned subsidiaries Atlantic Components Limited, a Hong Kong corporation ("Atlantic") and Alpha Perform Technology Limited, a British Virgins Island company ("Alpha"); provided, however that Alpha is no longer active, for the three months ended September 30, 2005, is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

     As of September 30, 2005, ACL had more than 120 active customers in Hong Kong and Southern China.

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

     INVENTORY VALUATION. ACL's policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. ACL determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates ACL uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with ACL's revenue forecasts. If ACL demands forecast is greater than ACL's actual demand it may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

RELATED PARTY TRANSACTIONS

     The Company conducts business with several affiliated companies. All the related party transactions taking place during the reporting periods were conducted during the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non related customers or purchased from other vendors.

     In 2004, the Company entered into an acquisition agreement with the shareholders of Classic for the Company to acquire 100% of Classic. The acquisition is expected to close during the fourth quarter of 2005. Upon the closing of the acquisition, all the transactions with Classic, the Company's largest business partner, will be eliminated during the consolidation.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of September 30, 2005 over the next five years and thereafter:


                               Payments by Period
----------------------------------------------------------------------------------------------------------------
                                                                   LESS
                                                                    THAN         1-3          4-5         AFTER 5
                                                  AMOUNT           1 YEAR       YEARS        YEARS         YEARS
                                                   ------           ------      -----        -----         -----
Operating Leases                                   68,662          12,360       56,302         ---          ---
Line of credit and notes payable -
short-term                                      2,409,321       2,409,321          ---         ---          ---
Payable related to debt settlement                216,088         216,088          ---         ---          ---
Long-term Debt                                    156,825         156,825          ---         ---          ---
                                          ----------------------------------------------------------------------
    Total Contractual Obligations               2,850,896       2,794,594       56,302        $---         $---
                                          ======================================================================

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

         Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company's sales and expenses in the next 12 months.

NET SALES

     Sales from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. At September 30, 2005, ACL had more than 120 active customers.

     The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market.

     In the third quarter of 2005, large OEMS like DELL, IBM and many other personal computer manufacturers placed large orders for new memory standard DDR2 for personal computers. However, Intel could not meet the demand for their i945 Motherboard chip set full series. Consequently, the output for personal computers dropped substantially, which lead to a high level of memory module inventory at the personal computer manufacturers. These excess inventories were flooded into the market and the prices for DDR2 memory module dropped significantly. This reduction in prices caused our revenue to be lower than expected.

     Starting from November 2005, the supplies of Intel i945 mother board chip set series is expected to grow steadily. Other parties like SIS (mother board chip set maker) and AMD (CPU maker) joined forces in supporting DDR2 standard. Demand for personal computers is expected to continue to increase especially during the period prior to Christmas.

     Demand for Flash components, MP3, PMP, storage, etc, is expected to continue to increase in the fourth quarter of fiscal 2005 in light of the holiday season. Flash prices have also been rising rapidly due to the increased demand. Other Flash manufacturers like Hynix, Micron, ST-Micro are expected to increase supplies in order to meet projected demand. The shortage of Flash components in the market is expected to continue in the 4th quarter of the 2005.

     The overall memory market is expected to improve in the last quarter of 2005 for both personal computer and consumer electronics products. Though our business in the last quarter of 2005 is expected to be difficult, we expect our financial performance to improve.

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

OPERATING EXPENSES

     The Company's operating expenses for the three months and nine months ended September 30, 2005 and 2004 were comprised of sales and marketing and general and administrative expenses only.

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

RESULTS OF OPERATIONS

     The following table sets forth unaudited statements of operations data for the three months and nine months ended September 30, 2005 and 2004 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                   Three Months        Three Months      Nine months       Nine months
                                       Ended               Ended            Ended             Ended
                                   September 30,       September 30,    September 30,     September 30,
                                   -------------       -------------    -------------     -------------
                                      2005                2004              2005             2004
                                      ----                ----              ----             ----
                                                                (Unaudited)
Net Sales                              100%                100%              100%             100%
Cost of sales                        97.21%              98.29%            97.60%           97.58%

Gross Profit                          2.79%               1.71%             2.40%            2.42%

Operating expenses:
Sales and marketing                   0.44%               0.01%             0.45%            0.03%
General and administrative            1.68%               2.57%             1.72%            2.21%
Total operating expenses              2.12%               2.58%             2.17%            2.24%

Income (loss) from operations         0.67%              -0.87%             0.23%            0.18%

Other expenses:
Interest expenses                    -0.18%              -0.27%            -0.18%           -0.33%
Miscellaneous                         0.00%              -0.01%             0.00%           -0.01%

Income (loss) before income
taxes                                 0.49%              -1.15%             0.05%           -0.16%

Income taxes expenses (benefits)      0.11%              -0.10%             0.05%           -0.01%

Net income (loss)                     0.38%              -1.05%             0.00%           -0.15%

UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         NET SALES

         Net sales decreased by $5,905,641 or 17.01% from $34,715,179 in the three months ended September 30, 2004 to $28,809,538 in the three months ended September 30, 2005. This decrease resulted primarily from shortage of supplies of products to meet the demands. The Company expects the supplies to be increased in the 4th quarter of 2005 and 1st half of 2006.

         COST OF SALES

         Cost of sales decreased by $6,115,740 or 17.92% from $34,120,204 in the three months ended September 30, 2004 to $28,004,464 in the three months ended September 30, 2005. The cost of sales decreased in proportion to the decrease of net sales.

         GROSS PROFIT

         Gross profit increased by $210,099 or 35.31% from $594,975 in the three months ended September 30, 2004 to $805,074 in the three months ended September 30, 2005. The gross profit % increases slightly by 1.08% from 1.71% in the three months ended September 30, 2005 to 2.79% in the three months ended September 30, 2005. The increase was due primarily by rising prices of its products which was caused by the shortage of the products in the market.

         OPERATING EXPENSES

         Selling and marketing expenses increased by $121,756 or 2828.90% from $4,304 in the three months ended September 30, 2004 to $126,060 in the three months ended September 30, 2005. The increase was primarily attributable to the sales commission expenses incurred and paid to an external sales agent which brought in certain sales orders to the Company. No such sales were subject to commission during the same period of prior year.

            General and administrative expenses decreased by $403,755 or 45.27% from $891,805 in the three months ended September 30, 2005 to $488,050 in the three months ended September 30, 2004. In August 2004, the Company suffered a loss of $475,591 as a result of the theft of certain of its inventory which were not covered by its insurance policy. Excluding this incident, the Company's general and administrative expenses would have increased by $84,295 which was primary related to increase of payroll expenses.

         INCOME (LOSS) FROM OPERATIONS

         Income from operations increased by $492,098 or 163.41% to a profit of $190,964 in the three months ended September 2005 from a loss of $301,134 in the three months ended September 30, 2004. The increase was mainly due to increase in gross profit of its products caused by the shortage of memory products in the market.

         OTHER INCOME (EXPENSES)

         Interest expense decreased by $39,445 or 42.77% from $92,466 in the three months ended September 30, 2004 to $53,021 in the three months ended September 30, 2005. Excluding $59,217 interest expense incurred in the three months ended September 30, 2004 related to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $33,249 in the three months ended September 30, 2004. After excluding the $59,217, discount amortization, interest expense increased by $19,772. Such increase is primarily due to increase in interest rates.

         INCOME TAX

         Income tax increased by $66,105 or 189.62% from a benefit of $34,862 in the three months ended September 30, 2004 to an expense of $31,243 in the three months ended September 30, 2005 due to an increase of net profit of $536,616 from the three months ended September 30, 2004 to the three months ended September 30, 2005.

         NET INCOME (LOSS)

         Net income increased by $470,511 or 130.25% from a net loss of $361,246 in the three months ended September 30, 2004 to a net profit of $109,265 in the three months ended September 30, 2005. It is primarily due to increase in gross profit and decrease in general and administrative expenses.

UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         NET SALES

         Net sales decreased by $13,593,015 or 13.93% from $97,549,421 in the nine months ended September 30, 2004 to $83,956,406 in the nine months ended September 30, 2005. This decrease resulted primarily from shortage of supplies of products. The Company expects the supplies be increased in the 4th quarter of 2005 and 1st half of 2006.

         COST OF SALES

         Cost of sales decreased by $13,249,365 or 13.92% from $95,187,218 in the nine months ended September 30, 2004 to $81,937,853 in the nine months ended September 30, 2005. The cost of sales decreased in proportion to the decrease of net sales.

         GROSS PROFIT

         Gross profit decreased by $343,650 or 14.55% from $2,362,203 in the nine months ended September 30, 2004 to $2,018,553 in the nine months ended September 30, 2005. The decrease in gross profit was primarily due to the decrease of sales. The gross profit % reduced slightly by 0.02% from 2.42% in the nine months ended September 30, 2004 to 2.4% in the nine months ended September 30, 2005. The increase in selling prices for the 3rd quarter of 2005 could not overcome the drop in selling prices for the first two quarters of 2005.

         OPERATING EXPENSES

         Selling and marketing expenses increased by $344,004 or 1113.75% from $30,887 in the nine months ended September 30, 2004 to $374,891 in the nine months ended September 30, 2005. The increase was primarily attributable to the sales commission expenses incurred and paid to an external sales agent which brought in certain sales orders to the Company. No such sales were subject to commission during the same period of prior year.

         General and administrative expenses decreased by $711,934 or 32.99% from $2,157,959 in the nine months ended September 30, 2004 to $1,446,025 in the nine months ended September 30, 2005. This decrease was principally attributable to professional costs for services performed after the Company became a publicly traded company. Majority of the accounting and legal services were performed during the nine months ended September 30, 2004. In addition, in August 2004, the Company suffered a loss of $475,591 as a result of the theft of certain of its inventory which were not covered by its insurance policy. The Company expects the general and administrative expenses to remain at the current level until the consolidation of Classic taking place.

         INCOME FROM OPERATIONS

         Income from operations increased by $24,280 or 14.01% from $173,357 in the nine months ended September 30, 2004 to $197,637 in the nine months ended September 30, 2005. The decrease was mainly due to decrease in general and administrative expenses exceeding the decrease in gross profit and increase in selling & marketing expenses.

         OTHER INCOME (EXPENSES)

         Interest expense decreased by $173,007 or 53.06% from $326,082 in the nine months ended September 30, 2004 to $153,075 in the nine months ended September 30, 2005. Excluding $216,677 interest expense incurred in the three months ended September 30, 2004 related to amortization of discount on convertible note payable which is non-cash in nature, interest expense was $109,405 in the nine months ended September 30, 2004. After excluding the discount amortization of $216,677, interest expense increased by $43,670. Such increase was primarily due to default interest owning to Professional Traders Fund, LLC and increase in interest rates.

         INCOME TAX

         Income tax increased by $49,389 or 571.17% from a benefit of $8,647 in the nine months ended September 30, 2004 to an expense of $40,742 in the nine months ended September 30, 2005 due to net profit increase for the nine months ended September 30, 2005.

         NET INCOME (LOSS)

         Net income increased by $153,742 or 101.85% from a net loss of $150,950 in the nine months ended September 30, 2004 to a net profit of $2,792 in the nine months ended September 30, 2005, primarily as a result of a reduction of operating and interest expenses.

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

         The Company may require additional financing in order to reduce its short-term debts and implement its business plan. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK's warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company's operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. Additionally, if such financing was an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

         The following factors, among others, could cause actual results to differ from those expected: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; a decrease in its ability to attract new customers; an increase in competition in the memory products market; and the ability or inability of some of ACL's customers to obtain financing. These factors or additional risks and uncertainties not known to ACL or that it currently deems immaterial may impair business operations and may cause ACL's actual results to differ materially from its historical operating results.

         Although ACL believes its expectations of future growth are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update its expectation after the date of this report to confirm them to actual results or to make changes in its expectations.

         In the nine months ended September 30, 2005, net cash provided by operating activities was $766,037 while in the nine months ended September 30, 2004, net cash provided by operating activities was $205,504, an increase of $560,533. Increase was primarily due to decrease of accounts receivable which was partially offset by decrease of accounts payable.

         In the nine months ended September 30, 2005, net cash used for investing activities was $153,617 while in the nine months ended September 30, 2004, ACL used $718,770 in investing activities, a decrease of cash used of $565,153. Increase was primarily due to the restricted cash held by the bank as collateral for borrowings which was partially offset by loan received from a related party.

         In the nine months ended September 30, 2005, net cash used for financing activities was $927,121 while in the nine months ended September 30, 2004, net cash provided by financing activities was $868,629, a decrease of $1,795,750. Decrease was primarily due to cash repayment to reduce the short term and long term loans which were partially offset by loan borrowed from City Royal.

         The transactions with City Royal were considered short term in nature. The cash borrowed from City Royal was used as collateral to secure a line of credit with DahSing Bank. During the three months ended September 30, 2005, the Company extended its line of credit agreement ith DahSing Bank. Under the new terms, the maximum borrowing limit was reduced and consequently, the cash collateral amount was reduced from $1,025,641 (HK$8,000,000) to $769,231 (HK$6,000,000). Since the transactions involved both cash loaned to and from City Royal, net imputed interest expense and income is immaterial to the accompanying consolidated financial statements.

         The Company is highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, the Company may not be able to continue its business. The Company has been taking necessary steps to reduce its dependence on Samsung HK through potential acquisition of Classic which is a reseller of various memory products.

         An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at the range from 7.0% to 7.25% per annum) prevailing in Hong Kong. For the nine months ended September 30, 2005 and the nine months ended September 30, 2004, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS. In connection with the evaluation of the Company's internal controls as of September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company's internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending on or after July 15, 2007. The Company's independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.

As part of the assessment of our internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor's attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      In  the  ordinary  course  of  business  the  Company  may be  subject  to litigation from time to time. There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the Company's opinion has, had, or is expected to have, a material adverse effect upon its business, prospects financial condition or operations.

      Professional Traders Fund, LLC ("PTF") had filed a complaint, dated February 8, 2005, against the Company in the Southern District of New York alleging breach of contract for the nonpayment of a 12% subordinated convertible note from the Company to PTF in the principal amount of $250,000. PTF was seeking $239,850 plus default interest, costs and attorneys fees. On August 16, 2005, the Company and PTF entered into a settlement agreement whereby the Company agreed to pay PTF pursuant to a payment schedule a total of $255,292, which amount includes all post judgment legal expenses and payment by PTF of $1,400 to the stock transfer agent.



ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)               Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the third quarter of 2005 through the date hereof.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ACL SEMICONDUCTORS INC.


Date: November 14, 2005                       By: /s/ Chung-Lun Yang
                                                 --------------------
                                                  Chung-Lun Yang
                                                  Chief Executive Officer



Date: November 14, 2005                       By: /s/ Kenneth Lap-Yin Chan
                                                 --------------------------
                                                  Kenneth Lap-Yin Chan
                                                  Chief Financial Officer/
                                                  Principal Accounting Officer