Form 10-K
period 2005-12-31
ACL SEMICONDUCTOR INC
filed 2006-04-17
CIK 934445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE FISCAL YEAR ENDED - December 31, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        Commission File Number: 000-50140

                             ACL SEMICONDUCTORS INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       16-1642709
        ---------------------------                        -------------------
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


Securities registered pursuant to
Section 12(b) of the Act:                      Common Stock - $.001 par value
                                             The Common Stock is listed on the
                                              Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.        Yes [ ] No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Act.       Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated file and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                           Yes [ ] No [X]


The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2006 was approximately $1,035,488 based upon the closing price of $0.19 of the registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed first fiscal quarter (March 31, 2006). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of April 12, 2006.

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

ANY REFERENCE TO "ACL", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 Form 10-K Index

                                     PART I

                                                                                                         PAGE
Item 1.     Business.......................................................................................2
Item 1A.    Risk Factors...................................................................................7
Item 1B.    Unresolved Staff Comments.....................................................................10
Item 2.     Properties....................................................................................10
Item 3.     Legal Proceedings.............................................................................11
Item 4.     Submission of Matters to a Vote of Security Holders...........................................11

                                     PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities..............................................................12
Item 6.     Selected Financial Data.......................................................................13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................23
Item 8.     Financial Statements and Supplementary Data...................................................23
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........23
Item 9A.    Controls and Procedures.......................................................................23
Item 9B.    Other Information.............................................................................25

                                    PART III

Item 10.    Directors and Executive Officers of the Company...............................................25
Item 11.    Executive Compensation........................................................................26
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters.....................................................................................27
Item 13.    Certain Relationships and Related Transactions................................................28
Item 14.    Principal Accounting Fees and Services........................................................33

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules.......................................................34
Signatures    ............................................................................................37

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ACL Semiconductors Inc. was incorporated under the laws of the State of Delaware on September 17, 2002. Our predecessor, Print Data Corp. ("Historic Print Data") was incorporated under the laws of the State of Delaware on August 15, 1984 as a business forms distributor and supplier of office and computer environment supply needs.

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

BUSINESS

         The Company is one of authorized distributors in the Hong Kong and Southern China markets of memory products of Samsung Electronics Co., Ltd. ("Samsung"), the world's largest producer of memory chips and a global producer of memory products pursuant to a distribution agreement with Samsung (the "Distribution Agreement") since 1993. Atlantic Components Ltd. ("Atlantic") was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Samsung appointed Atlantic as its authorized distributor and marketer of Samsung's memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in the southern region of the People's Republic of China.

         Since 1993, Atlantic has diversified its product portfolio to include all Samsung's memory products marketed under the "Samsung" brandname which comprise Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM"), Double Data Rate RAM ("DDR"), Graphic Random Access Memory ("Graphic RAM"), NAND FLASH, NOR FLASH, MASK Read Only Memory ("MASK ROM") and Multi-Chip Packing ("MCP"). Atlantic believes it is the largest and most successful distributor of Samsung memory products in Hong Kong and Southern China.

         The Company's business objective is to build the best platform for memory solutions for electronics manufacturers globally. It also aims to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets' demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. The Company works closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule for the coming six months. The Company's business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, the Company maintains and develops a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, the Company has established distribution channels covering retail outlets and major corporate users in the region allows those retail or ultimate customers a secure stable supply of Samsung's memory products with competitive prices. The Company is a non-exclusive distributor of Samsung, and enjoys a minimum guaranteed gross profit margin of approximately 2.5% of products sold in form of sales rebate payable by Samsung.

         Approximately 80% of the Company's revenues are derived from sales of Samsung memory products. As of December 31, 2005, pricing for the Samsung memory products ranged from approximately $0.17 to $750 per product depending on the product specifications.

         The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2005. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement. As of April 1, 2006, Samsung has confirmed to the Company of the annual renewal of the Distribution Agreement for one year.

          PRODUCTS

         SDRAMs are high density, low-cost-per-bit, random access memory components that store digital information and provide high-speed storage and retrieval of data. SDRAMs are the most widely used semiconductor memory component in computer peripheral (HDD), DSC ( digital still camera),

Modems, ADSL Applications, DVD player, STB (settop box), Digital TV, High Definition TV, PMP (Portable Multimedia Player).

         SRAMs are semiconductor devices that perform memory functions similar to SDRAMs. SRAMs utilize a more complex memory cell and do not require the memory array to be periodically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster than SDRAM, although SRAM has a higher cost-per-bit than SDRAM.

         DDRs (DDR1, DDR2) are random access memory components that transfer data on both 0-1 and 1-0 clock transitions, theoretically yielding twice the data transfer rate of normal RAM or SDRAM. Starting in 2006, the main stream will be DDR2 and it will gradually replace DDR1 and Samsung's products should continue to dominate the DDR market share.

         Graphic RAM is a special purpose DDR (DDR1, DDR2, DDR3) as graphic products request high-speed 3-Dimensional calculation performance and large memory size as data storage buffer for VCD/DVD display. The current market consumption on graphic products is mainly for DDR 128Mb IC and DDR 256Mb IC with clockspeed up to 500MHz.

         Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, Digital Still Cameras, Digital Voice Recorders, PDAs, USB Disks, Flash Cards, etc. Samsung is a major supplier in the world of FLASH products. In 2005, Samsung NAND Flash revenue up to US$ 6.580 million and occupied all Flash (NAND + Nor) market's share 35%.

         MASK ROM is a kind of ROM in which the memory contents are determined by one of the masks used to manufacture the integrated circuit. MROM can give high storage density (bits per millimeter squared) making it a cheap solution for high volume applications. Due to the constant growth of consumer electronic products such as games, toys and PDAs, the worldwide demand for MASK ROM is expected to maintain in the coming year.

         INDUSTRY BACKGROUND

     Memory products are integral parts of a wide variety of consumer products and industry applications including personal computer systems, notebooks, workstations and servers, handheld computer devices, cellular phones, camcorders, MP3 music players, digital answering machines and game boxes, DVD player, STB (set-top box), HDTV and PMP, among others. Market trends, such as increased emphasis on high-through put applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. General speaking, NAND Flash, DDR2 and SDRAM are the major memory products for now and the future of Consumer Electronics, PC field and Home Appliance products, and Samsung is among the world's largest developers and manufacturers of those memory products, and a leader driving forward.

         CUSTOMERS

         As of December 31, 2005, the Company had over 120 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Classic Electronic Ltd., a related party, accounted for 17%, 31% and 21% of the Company's net sales for the years ended December 31, 2005, 2004 and 2003 respectively. No other customers accounted for more than 25% of the Company's net sales for 2005, 2004 and 2003, respectively. In order to control the Company's credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

         SALES AND MARKETING

         As of December 31, 2005, the Company employed a total of 11 salespeople, each of whom has several years experience in the memory products industry. Nine of these salespeople are stationed in the Company's headquarters offices in Hong Kong; and two who work out of the Company's representative office in Shenzhen, China as customer liaisons. These sales personnel cooperate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

         MARKET RESEARCH

         The Company invests significant resources in market research for its own account to provide prompt and accurate market intelligence and feedback on a weekly or on demand basis to Samsung in order to assist Samsung's production planning and products allocation functions and maintains the close business relationship accordingly.

         SUPPLIERS

         As of December 31, 2005, a majority of the distributed products are Samsung memory products. Since 1993, our procurement operations have been supported by Samsung Electronics H.K. Co., Ltd. ("SAMSUNG HK"), a wholly-owned subsidiary of Samsung, to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written long-term distribution agreement in place with Samsung HK. Samsung HK is allocated quantities of Samsung memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong and in the People's Republic of China. The distributors that are supported by Samsung HK provide Samsung HK with their own annual estimates of product demand. In case of unexpected strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung HK will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung's global allocation policy to Samsung HK. In the event of a supply shortage, the market prices of such memory products will rise and any loss of income attributable to our inability to fulfill all of our orders would be offset by the increase in income as a result of any increase in the market prices of such memory products.

         Atlantic relies heavily on Samsung to supply it memory products for distribution to its clients. Atlantic's relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company.

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

         REGULATION

         As of December 31, 2005, the Company's business operations were not subject to the regulations of any jurisdiction other than China. Although the Company is not formally authorized to do business in the People's Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company's pursuit of business growth and opportunities in China.

         EMPLOYEES

         As of December 31, 2005, the Company had 40 employees. Of the 40 employees, 13 employees are in sales and marketing, 13 employees are in administration, 8 employees are in engineering, 6 employees are in customer service and liaison. None of the Company's employees are represented by labor unions.

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

         EMPLOYEE COMPENSATION

         For the year ended December 31, 2005, Mr. Yang, the Company's chief executive officer and director, had annual compensation of $319,230. No long-term compensation was awarded or paid to him in 2005.

         As of December 31, 2005, the Company did not have any employment agreements with its directors, executives or staff and the Company had not issued any stock options or stock appreciation rights to any executive officers (or any other persons). The Company may grant stock options or stock appreciation rights to these or other executive officers or other persons in the future at the discretion of its Board of Directors.

ITEM 1A. RISK FACTORS

         In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in the Company and in analyzing the Company's forward-looking statements.

IF OUR RELATIONSHIP WITH SAMSUNG IS TERMINATED, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

         We rely ultimately on Samsung to provide us with memory products for distribution to our clients even though we, with the consent from Samsung HK, can purchase the required memory products from other Samsung distributors under the same mode in calculation of commission income receivable from Samsung. Our relationship with Samsung is primarily maintained through our Chief Executive Officer Mr. Yang, who is verbally contracted to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace Samsung as distributor of memory products on favorable terms if at all.

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

OUR MAJOR STOCKHOLDER CONTROLS OUR BUSINESS, AND COULD DELAY, DETER OR PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION.

         One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 80% of our outstanding common stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Through his concentration of voting power, he could cause us to take actions that we would not consider absent his influence, or could delay, deter or prevent a change of control of us or other business combination that might otherwise be beneficial to our stockholders.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

         There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the recapitalization with Atlantic Components Ltd., to March 31, 2006, the closing price of our common stock fluctuated from a per share high of $2.95 to a low of $0.06 per share. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our common stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and any other unpredictable and uncontrollable factors.

IF ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE OR SHARES ELIGIBLE FOR FUTURE SALE WERE INTRODUCED INTO THE MARKET, IT COULD HURT OUR STOCK PRICE.

         We are authorized to issue 50,000,000 shares of common stock. As of December 31, 2005, there were 27,829,936 shares of our common stock issued and outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

         Our principal offices occupy approximately 4,989 square feet gross floor area located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, which is leased from Classic Electronic Ltd. ("Classic"), a related party, covering a lease period from December 1, 2005 to November 30, 2006 at monthly rental of HK$17,137 (approximately US$2,197). Mr. Ben Wong, one of our directors, is also a director of Classic.

         We lease a warehouse unit of approximately 1,846 square feet gross floor area located at B14-15, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong pursuant to a one-year lease with Lin Chin Hsiung which covers a period from May 23, 2005 to May 22, 2006 with monthly lease payments of HK$15,000 (approximately US$1,923).

         We lease approximately 3,000 square feet gross floor area for its directors' resident located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong for Mr. Yang which is covered by a lease with Classic which expires on March 31, 2008, with monthly rentals of HK$35,000 (approximately US$4,487).

         We lease approximately 3,000 square feet gross floor area for its directors' resident located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong for Mr. Yang which is covered by a lease with Systematic Information Limited which expires on March 31, 2008, with monthly rentals of HK$25,000 (approximately US$3,205). Mr. Ben Wong, one of our directors, is also a director of Systematic Information Limited.

         We lease an office unit of approximately 1,273.8 square feet gross floor area located at Room 2307, 23/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China pursuant to an original lease dated June 1, 2002 and an extended lease dated May 27, 2004 with Shenzhen Jing Tian Wei Investment Development Co. Ltd. which expires on May 31, 2006 with monthly lease payments of RMB7,643 (approximately US$920).

         In the event that such facilities should become unavailable, we believe that alternative facilities could be obtained on a competitive basis.

ITEM 3.  LEGAL PROCEEDINGS.

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

        Professional Traders Fund, LLC ("PTF") had filed a complaint, dated February 8, 2005, against the Company in the Southern District of New York alleging breach of contract for the nonpayment of a 12% subordinated convertible note from the Company to PTF in the principal amount of $250,000. PTF was seeking $239,850 plus default interest, costs and attorneys fees. On August 16, 2005, the Company and PTF entered into a settlement agreement whereby the Company agreed to pay PTF pursuant to a payment schedule a total of $255,291.50, which amount includes all post judgment legal expenses and payment by PTF of $1,400 to the stock transfer agent. The outstanding payable amount related to this settlement was $76,088 as of December 31, 2005. The final installment was fully paid in February 2006. On March 6, 2006, PTF filed a satisfaction of judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         QUARTERS ENDED                                         HIGH        LOW

         QUARTER ENDED MARCH 31, 2006
         Quarter ended March 31, 2006...........................$0.23      $0.12

         FISCAL YEAR ENDED DECEMBER 31, 2005:
         Quarter ended December 31, 2005........................$0.13      $0.06
         Quarter ended September 30, 2005.......................$0.27      $0.12
         Quarter ended June 30, 2005............................$0.36      $0.13
         Quarter ended March 30, 2005........................ ..$0.45      $0.25


         FISCAL YEAR ENDED DECEMBER 31, 2004
         Quarter ended December 31, 2004........................$0.88      $0.23
         Quarter ended September 30, 2004.......................$1.13      $0.65
         Quarter ended June 30, 2004............................$1.70      $0.70
         Quarter ended March 31, 2004...........................$3.00      $1.50

         Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

         As of April 13, 2006, the last reported sale price of our common stock, as reported by the OTC Bulletin Board, was $0.22 per share.

         As of April 14, 2006, there were approximately 373 holders of record of our common stock.

DIVIDEND POLICY

         Since our recapitalization with Atlantic Components Ltd., effective September 30, 2003, we have never paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         As of December 31, 2005, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants). On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the "Plan") and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business. As of March 31, 2006, 5,000,000 shares of Common Stock are reserved for issuance under the Plan and no options have been granted. We intend to file a Schedule 14(c) Information Statement with respect to the Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

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

                                         2005            2004              2003            2002            2001
                                         ----            ----              ----            ----            ----

Net Sales                            $110,207,743    $133,243,690      $72,672,797     $85,343,249     $61,663,209

Net income (loss)                        $259,515      $(454,006)     $(1,437,670)        $986,876        $238,292

Earnings (loss) per common share            $0.01         $(0.02)          $(0.06)           $0.04           $0.01

Total Assets                           $8,832,457     $10,265,983       $9,570,808      $7,215,169      $7,429,388

Long-term Debt                               $  -         $65,522         $194,703      $1,071,503      $1,780,303

Weighted average number of
shares outstanding - basic and
diluted                                27,829,936      27,829,936       23,753,682      22,380,000      22,380,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         As of December 31, 2005, we had over 120 active customers in Hong Kong and Southern China.

         Pricing for the Samsung memory products ranges from approximately $0.17 to $750 depending on the product specifications. We also sell our products in Hong Kong and Southern China and do not anticipate selling its products outside of these regions in the foreseeable future.

         For the years ended December 31, 2005, 2004, and 2003, the largest 5 customers accounted for 43%, 48% and 31% of our net sales, respectively. As of December 31, 2005, we had a working capital deficit of $227,545 and accumulated deficit of $2,524,673. We generated net sales of $110,207,743 for the year ended December 31, 2005 and recorded a net income of $259,515. In addition, during the year ended December 31, 2005, net cash provided by operating activities amounted to $2,732,805.

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

         PLAN OF OPERATIONS

         Our business objectives are to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets' demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, we work closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule for the coming six months. Our business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, we maintain and develop a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, our established distribution channels covering retail outlets and major corporate users in the region allows those retail or ultimate customers a secure stable supply of Samsung's memory products with competitive prices. We are a non-exclusive distributor of Samsung, and enjoy a minimum guaranteed gross profit margin of approximately 2.5% of products sold in form of sales rebate payable by Samsung.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

         Below is a brief description of basic accounting principles which we adopt in determining our recognition of revenues and expenses, as well as a brief description of the effects that management believes its anticipated growth will have on revenues and expenses in the next 12 months.

NET SALES

         Net Sales are recognized upon the transfer of legal title of the electronic components to the customers. At December 31, 2005 we had over 120 active customers.

         The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market.

         During the six months ended December 31, 2005, large OEMS like DELL, IBM and many other personal computer manufacturers placed large orders for new memory standard DDR2 for personal computers. However, Intel could not meet the demand for their i945 Motherboard chip set full series. Consequently, the output for personal computers dropped substantially, which lead to a high level of memory module inventory at the personal computer manufacturers. These excess inventories were flooded into the market and the prices for DDR2 memory module dropped significantly. This reduction in prices caused our revenue to be lower than expected.

         During 2005, we experienced shortage of supplies of Samsung products and decrease in customers' demand.

         The essential element of our growth in the future, will be to obtain adequate financial resources as additional working capital to cope with the strong market needs from the China PCs' personal and business users.

COST OF SALES

         Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung HK, a wholly-owned subsidiary of Samsung, although there is no written long-term supply agreement in place between us and Samsung HK. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.1% for the year ended December 31, 2005 and approximately 97.7% the year ended December 31, 2004.

OPERATING EXPENSES

         Our operating expenses for the years ended December 31, 2005 and 2004 were comprised of sales and marketing, general and administrative expenses.

         Selling and marketing expenses consisted primarily of commissions paid to outside sales agent and salary expenses to customer service personnel and costs associated with advertising and marketing activities.

         General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2006. Sales and marketing costs are expected to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

         Interest expense, including finance charges, relates primarily to our short-term and long-term bank borrowings, which we intend to reduce and the amortization of discount related to the convertible note payable.

RESULTS OF OPERATIONS

         The following table sets forth audited consolidated statements of operations data for the years ended years ended December 31, 2005, 2004, and 2003 and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and the related notes appearing elsewhere in this document.

                                                     Year Ended December 31
                                  -------------------------------------------------------
                                                                      (US$)
                                        2005                  2004                2003
                                        ----                  ----                ----

Net sales                           110,207,743            133,243,690         72,672,797
Cost of sales                       107,004,491            130,130,674         68,214,587
Gross profit                          3,203,253              3,113,016          4,458,210

Operating expenses:
  Sales and marketing                   745,755                453,862            149,364
  General and administrative          2,059,150              2,618,810          2,571,147
  Merger cost                                 -                      -          2,753,620
  Total operating expenses            2,804,905              3,072,672          5,474,131

Income (loss) from operations           398,347                 40,344        (1,015,921)
Interest expense                        203,192                402,412            166,509
Net income (loss)                       259,515              (454,006)        (1,437,670)

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

         NET SALES

         Sales decreased by $23,035,947 or 17.3% from $133,243,690 for year ended December 31, 2004 to $110,207,743 for the year ended December 31, 2005. The decrease was mainly due to the drop in demand and shortage of supplies of Samsung products. We expect the sales will increase as new products are launched in the market and accumulated demand boom in the next year.

         COST OF SALES

         Cost of sales decreased $23,126,183 or 17.8%, from $130,130,674 for the year ended December 31, 2004 to $107,004,491 for the year ended December 31, 2005. The cost of sales decreased in proportion to the decrease of net sales. We expect the cost of sales for the year ended December 31, 2006 to increase in proportion of sales for the same year.

         GROSS PROFIT

         Gross profit increased by $90,237, or 2.9% from $3,113,016 for the year ended December 31, 2004 to $3,203,253 for the year ended December 31, 2005. The gross profit percentage increased to 2.9% of revenue for the year ended December 31, 2005 compared to 2.3% of revenue for the year ended December 31, 2004 mainly as a result of shortage of supplies of Samsung products. We expect the gross profit for the year ended December 31, 2006 will remain at approximately the same level as the year ended December 31, 2005.

          OPERATING EXPENSES

         Sales and marketing expenses increased by $291,893, or 64.3%, from $453,862 for the year ended December 31, 2004 to $745,755 for the year ended December 31, 2005. The increase was primarily attributable to the sales commission expenses incurred and paid to an external sales agent which brought in certain sales orders to the Company. No such sales were subject to commission in 2004. We expect the sales and marketing expenses for the year ended December 31, 2006 will remain at approximately the same level as the year ended December 31, 2005.

         General and administrative expenses decreased $559,660 or 21.4% from $2,618,810 for the year ended December 31, 2004 to $2,059,150 for the year ended December 31, 2005. In August 2004, we suffered a loss of $475,591 as a result of the theft of certain of its inventory which were no covered by its insurance policy. Excluding this incident, our general and administrative expenses would have increased by $101,115 which was primary related to increase of payroll expenses. We will use our best efforts to keep general and administrative expenses for the year ended December 31, 2006 at approximately the same level as the year ended December 31, 2005.

         Income from operations was $398,347 for the year ended December 31, 2005 compared to $40,344 for the year ended December 31, 2004, an increase of income of $358,003. The increase was mainly due to increase in gross profit of our products caused by the shortage of memory products in the market during the year. We expect the income from operations for the year ended December 31, 3006 will remain at about of the same level of the current year.

         OTHER INCOME (EXPENSES)

         Interest expense decreased $199,220, or 49.5% from interest expense of $402,412 in the year ended December 31, 2004, to $203,192 in the year ended December 31, 2005. The decrease was due to a $250,000 amortization of discount related to the convertible debt in 2004. Excluding this amortization, our interest expense increased by $50,780 for the year ended December 31, 2005 mainly due to increase in interest rates during the year. We expect the interest expense for the year ended December 31, 2006 will increase significantly because of increase in interest rate.

         Our net income increased by $713,521 from the loss of $454,006 for the year ended December 31, 2004 compared to the income of $259,515 for the year ended December 31, 2005. This increase was due to increase in gross profit and decrease in general and administrative expenses. We expect the net income will be adversely affected by the increase of interest rate.

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

         Income from our operations was $40,344 for the year ended December 31, 2004 compared to the loss of $1,015,921 for the year ended December 31, 2003, an increase of income of $1,056,264. The decrease of loss was primarily due to merger cost of $2,753,620 incurred in September 2003 related to the acquisition of Atlantic. Excluding the merger cost, income from operations decreased by 98% for the year ended December 31, 2004, compared to $1,737,699 for the year ended December 31, 2003. This decrease was the result of decreasing gross profits during the year 2004, together with increased sales and marketing expenses.

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

         The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; our ability to attract new customers; an increase in competition in the memory products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deems immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.


         Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in its expectations.

         In the year ended December 31, 2005, net cash provided by operating activities amounted to $2,992,320 while in the year ended December 31, 2004, net cash used in operating activities amounted to $416,876, an increase of $2,575,444. This increase was caused, in part, by increase amount of trade receivable due from related parties at the end of 2005.

         In the year ended December 31, 2004, net cash provided by operating activities amounted to $416,876 while in the year ended December 31, 2003, net cash used in operating activities amounted to $216,151, an increase of $633,027. This increase was caused, in part, by a strengthened control in inventory level during year 2004.

         In the year ended December 31, 2005, net cash provided by investing activities amounted to $85,744 while in the year ended December 31, 2004, we used net cash of $954,770 in investing activities, an increase of cash provided for investing activities of $1,040,514. The increase was mainly due to repayments from related parties. We do not expect a significant amount of cash flows in respect of investing activities incurred in year 2006 as there is no significant plan of acquisition or disposal of property, equipment and improvements at this moment.

         Net cash used for investing activities increased by $1,745,411. In the year ended December 31, 2003, we received cash repayments from a stockholder for advances to this stockholder in the amount of $807,724. In the year ended December 31, 2004, we loaned $930,429 to a related party which was repaid in 2005.

         In the year ended December 31, 2005, net cash used for financing activities amounted to $1,052,813, while in the year ended December 31, 2004, we have net cash of $583,368 provided by financing activities, an decrease of cash provided by financing activities of $1,636,181. This decrease was caused by decrease on lines-of-credit and repaid the balance of long-term debt in the year 2005. We do not expect significant cash be used for financing activities in year 2006.

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

RELATED PARTY TRANSACTIONS

         We conduct business with several affiliated companies. All the related party transactions taking place during the reporting periods were conducted during the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non related customers or purchased from other vendors.

DEPENDENCE OF SAMSUNG

            We are highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, we may not be able to continue our business. We have been taking necessary steps to reduce our dependence on Samsung HK through potential acquisition of Classic which is a reseller of various memory products.

            An essential element of our growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk for changes in interest rates as our bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at the range of 7.75% to 8.0% per annum) prevailing in Hong Kong. For the three years ended December 31, 2005, 2004, and 2003, we did not generate any material interest incomes. Accordingly, we believe that changes in interest rates may have a material effect on our liquidity, financial condition or results of operations.


IMPACT OF INFLATION

         We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect we will be able to pass along component price increases to our customers.

SEASONALITY

         We have not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the financial statements.

In May 2005, the FASB issued FASB Statement No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This new standard replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.

In June 2005, the EITF reached a consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements," which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company's financial statements.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31, 2005 over the next five years and thereafter:

                                               Payments by Period

------------------------------------------------------------------------------------------------------------------
                                                                   LESS
                                                                   THAN           1-3           4-5       AFTER 5
                                                 AMOUNT           1 YEAR         YEARS         YEARS        YEARS
                                                 ------           ------         -----         -----        -----
Operating Leases                                  263,994         139,552       124,442          ---          ---
Payable related to debt settlement                 76,088          76,088           ---          ---          ---
Line of credit and notes payable -
short-term                                      2,842,285       2,842,285           ---          ---          ---
                                          ------------------------------------------------------------------------
    Total Contractual Obligations              $3,182,367      $3,057,925      $124,442       $  ---       $  ---
                                          ========================================================================

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

SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

         Our independent auditors identified that our accounting on certain significant transactions were incorrectly calculated or incorrectly recorded in the 2004 financial statements. In addition, certain related parties were not disclosed to our independent auditors and transactions with these related parties were not disclosed in the financial statements for the year ended December 31, 2004. During the course of the 2004 audit field work, our independent auditors discovered these errors and these related parties and the transactions with these related parties. Our independent auditors discussed these matters with our Chief Financial Officer, and we subsequently reevaluated the transactions and recorded the necessary adjustments. The auditors believe that these adjustments reflected significant deficiencies in our internal controls over accounting and financial reporting. Our independent auditors did not discover similar adjustments and errors during the 2005 audit.

OTHER OBSERVATIONS

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors also made several other observations relating to our disclosure controls and procedures or internal controls. First, our independent auditors observed that ACL did not have adequate segregation of duties due to the size of the company, and that management had the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, our independent auditors observed that we did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow. We are now developing a system to address these issues but a detailed plan has not yet been implemented. Finally, our independent auditors observed that none of the members of the board of directors demonstrated an in-depth understanding of generally accepted accounting principles. We acknowledge that while we believe our board of director members are proficient in reading and understanding financial statements, they may not have an in-depth understanding of generally accepted accounting principles, and we are currently seeking a person with an individual with U.S. accounting and finance background to join the board. As of March 31, 2006, we have not yet recruited such person due to the lack of qualified accountants and financial expert with U.S. background in Hong Kong. Nevertheless, we have increased the number of our accounting staff in 2005 to handle increasing volume of the accounting and finance related matters.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, as of December 31, 2005, and their biographical information are set forth below:

NAME                          AGE      POSITION

Chung-Lun Yang                44       Chairman of the Board of Directors and
                                         Chief Executive Officer
Ben Wong                      42       Director
Kenneth Lap-Yin Chan          43       Chief Financial Officer

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

         Our Board of Directors does not have a separate Compensation Committee, Audit Committee nor Nominating Committee. All of the members of our Board of Directors are acting as our audit committee. None of the members of our Board of Directors is deemed an audit committee financial expert. We are in the process of searching for the appropriate candidate to be our audit committee financial expert. Our Board of Directors plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2005 all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the last three fiscal years ended December 31, 2005.


                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------- ------------------------------------------------------
ANNUAL COMPENSATION                                                       LONG TERM COMPENSATION
------------------------------------------------------------------------- ------------------------------------------------------
(a)                      (b)       (c)          (d)           (e)         (f)         (g)            (h)          (i)
NAME AND                 FISCAL    SALARY       BONUS         OTHER       RESTRICTED  SECURITIES     LTIP         ALL OTHER
PRINCIPAL POSITION       YEAR                                 ANNUAL      STOCK       UNDERLYING     PAYOUTS      COMPENSATION
                                                              COMPEN-     AWARDS      OPTIONS
                                                              SATION
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Jeffrey I. Green,        2005      N/A          N/A           N/A         N/A         N/A            N/A          N/A
Former Director and      2004      N/A          N/A           N/A         N/A         N/A            N/A          N/A
President (1)            2003      $195,000     0             0           0           0              0            0
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Phyllis Green, Former    2005      N/A          N/A           N/A         N/A         N/A            N/A          N/A
Director and Executive   2004      N/A          N/A           N/A         N/A         N/A            N/A          N/A
Administrator(2)         2003      $160,367     0             0           0           0              0            0
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Chung-Lun Yang,          2005      $226,922     $0           $92,308      $0          $0             $0           $0
Chief Executive          2004      $233,590     $0           $95,000      $0          $0             $0           $0
Officer and Chairman     2003      $23,077      $624,462     $16,539      $0          $0             $0           $0
of the Board (3)
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------

(1) Mr. Green resigned effective September 9, 2003 upon the closing of the Share Exchange and Reorganization. Compensation includes the amount up to September 30, 2003.

(2) Ms. Green resigned effective September 9, 2003 upon the closing of the Share Exchange and Reorganization. Compensation includes the amount up to September 30, 2003.

(3) Mr. Yang was elected to be the Chief Executive Office of the Company upon the resignation of Mr. Jeffrey I. Green after the reverse-acquisition of Atlantic Components Ltd. Compensation information indicated above covers the salaries of $23,077 to Mr. Yang for the period from October 1 to December 31, 2003. Salaries for the full year totaled $92,308 for the year ended December 31, 2003. The Company accrued bonus of $624,462 and payable to Mr. Yang on September 30, 2003, effective date of Share Exchange and Reorganization. Other annual compensation includes rent and housing allowance in the amount of $92,308 for the year ended December 31, 2005, $95,000 for the year ended December 31, 2004 and $16,539 for the period from October 1 to December 31, 2003.

OPTION GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

         No options were granted to our executive officers during the fiscal year ended December 31, 2005. On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business.

COMPENSATION OF DIRECTORS

         None of our directors who served during the year ended December 31, 2005 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings. No options were granted to directors during the fiscal year ended December 31, 2005.

EMPLOYMENT AGREEMENTS

         We have not entered into any employment agreements with any of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2005 (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock (ii) each director, named executive officer and (iii) all executive officers and directors as a group. On such date, we had 27,829,936 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

NAME AND ADDRESS OF                     SHARES OF COMMON STOCK            PERCENTAGE OF CLASS
BENEFICIAL OWNER                          BENEFICIALLY OWNED             BENEFICIALLY OWNED(1)
----------------------------------------------------------------------------------------------
Chung-Lun Yang                              22,380,000                          78.9%
No. 78, 5th Street, Hong Lok Yuen,
Tai Po,  New Territories, Hong Kong

Ben Wong                                    0                                   0.0%
19B, Tower 8, Bellagio,
33 Castle Peak Road, Sham Tseng,
New Territories, Hong Kong

Kenneth Lap-Yin Chan                        0                                   0.0%
Flat B, 8/F., Block 19,
South Horizons,
Aplei Chau, Hong Kong

All Directors and Officers                  22,380,000                          78.9%
 as a Group (3)

-----------------

(1) Applicable percentage of ownership is based on 27,829,936 shares of common stock outstanding as of December 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2005, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2005, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of the Company.

         Except as otherwise set forth, information on the stock ownership of these persons was provided to us by the persons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MR. YANG

As of December 31, 2005 and 2004, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $102,936, and $102,936, respectively. These advances bear no interest and are payable on demand.

For the years ended December 31, 2005, 2004, and 2003, we recorded compensation to Mr. Yang of $226,922, $233,590, and $716,770, respectively, and paid $226,922, $233,590, and $92,308, respectively, to Mr. Yang as compensation to him. The respective unpaid amounts are included in the amount due from stockholder/director as of December 31, 2005 and 2004.

During each of the years ended December 31, 2005, 2004, and 2003, we paid rent of $92,308, $82,692, and $53,846, respectively, for Mr. Yang's personal residency as fringe benefits to him, and paid housing allowance to him in the amount of $12,308, $12,308, and $12,308, respectively. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $18,780,971, $40,885,565, and $15,224,745, respectively, to Classic Electronic Ltd. ("Classic"). We have not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to our lenders up to $10 million of the outstanding accounts receivable from Classic.

During the years ended December 31, 2005, 2004, and 2003, we purchased inventory of $6,007,185, $5,867,150, and $4,159,300, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2005 and 2004, we had net outstanding accounts receivable from Classic totaling $2,175,736 and $4,714,057, respectively.

We leased one of our facilities and Mr. Yang's personal residency from Classic. Lease agreements for the one facility expire on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2008 Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $83,250, $88,462, and $56,731 to Classic for the years ended December 31, 2005, 2004, and 2003, respectively.

During the years ended December 31, 2004 and 2003, certain Classic's employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic's operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $57,820 for 2005, $0 for 2004, and $248,000 for 2003.

In  December  2003,  we  relieved  our  account   receivable   from  Classic  by
transferring    $1,048,604   of    outstanding    amounts   we   owed   to   its
stockholder/director.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the years  ended  December  31,  2005,  2004,  and 2003,  we sold $0, $0,
$901,430, respectively, to ACL Technology Pte Ltd. ("ACLT"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we purchased inventories of $0, $2,049,474, and $700,126, respectively, from ACLT. As of December 31, 2005 and 2004, there were no outstanding accounts payable to ACLT.

In December 2003, we relieved our account receivable from ACLT by transferring $374,988 of outstanding amounts it owed to its stockholder/director.

In 2004, we paid a commission of $392,434 to ACLT related to sales brought in by this entity.

In 2004, we loaned $318,983 to ACLT, which is classified as loans receivable from related parties in the accompanying consolidated balance sheet. The loan is unsecured, bears no interest and fully repaid in 2005.

Mr. Ben Wong, one of our directors, is a 99% shareholder of ACLT. The remaining 1% of ACLT is owned by a non-related party.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $5,072,858, $166,152, and $0, respectively, to Kadatco Company Ltd. ("Kadatco"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004. We have not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $165,225, $7,682,072, and $5,134,160, respectively, to Rambo Technologies Ltd. ("Rambo"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we purchased $874,553, $339,605, and $229,781, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $0 and $61,360 as of December 31, 2005 and 2004.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $71,402, $90, and $62,268, respectively, to Aristo Components Ltd. ("Aristo"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we purchased $0, $500, and $28,053, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of December 31, 2004 and 2003.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang is a director of Aristo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $1,652, $14,985, and $0, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $55,122, $513,698, and $523,809, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we purchased $22,019, $8,387, and $0, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2005 and 2004.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $61,910, $1,941,298, and $137,482, respectively, to Systematic Information Ltd. ("Systematic Information"). There are no outstanding accounts receivable due from Systematic Information as of December 31, 2005 and 2004. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we purchased $0, $154,460, and $0, respectively, from Systematic Information. There are no outstanding accounts payable due to Systematic Information as of December 31, 2005 and 2004.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on September 30, 2008. Monthly lease payment for this lease totaled $3,205. We incurred and paid an aggregate rent expense of $38,462 and $28,846 to Systematic Information during the year ended December 31, 2005 and 2004.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $2,544,995, $0, and $0, respectively, to Aristo Technologies Ltd. ("Aristo"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we purchased inventories of $100,822, $0, and $0, respectively, from Aristo. As of December 31, 2005 and 2004, there were no outstanding accounts payable to Aristo.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $19,074, $427,004, and $0, respectively, to Global Mega Development Ltd. ("Global"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2005, 2004, and 2003, we received management fee $2,564, $0, and $0, respectively, from Global. As of December 31, 2005 and 2004, there were no outstanding accounts receivable from Global.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the years ended December 31, 2005, 2004, and 2003, we sold $1,460, $0, and $0, respectively, to TFT Technologies Ltd. ("TFT"). Outstanding accounts receivable totaled $0 as of December 31, 2005 and 2004, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2005, 2004, and 2003, we received management fee $2,564, $0, and $0, respectively, from Intelligent Network Technology Ltd. ("Intelligent"). As of December 31, 2005 and 2004, there were no outstanding accounts receivable from Intelligent.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2005, 2004, and 2003, we received management fee $2,564, $0, and $0, respectively, from Systematic Semiconductor Ltd. ("Systematic"). As of December 31, 2005 and 2004, there were no outstanding accounts receivable from Systematic.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2005, 2004, and 2003, we purchased inventories $306,432, $0, and $0, respectively, from First World Logistic Ltd. ("First"). As of December 31, 2005 and 2004, there were no outstanding accounts receivable from First.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

TRANSACTIONS WITH CITY ROYAL LTD.

In August 2004, we were in negotiation with The Dah Sing Bank Limited (the "Dah Sing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to us, Dah Sing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, we loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to Dah Sing Bank as collateral to secure our borrowings from Dah Sing Bank. In consideration thereof, Dah Sing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal Limited sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to Dah Sing Bank as collateral for the Company's line.

The loan to City Royal Limited is non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to us in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from our perspective, was to advance our business by enabling us to secure additional lines of financing in excess of the loan amount from Dah Sing Bank. We settled this loan in February 2005 and received payment in the full amount of $611,446. City Royal loaned $414,195 to the Company during the three months ended March 31, 2005 and the Company repaid $86,276 and $327,919 to City Royal during the three months ended June 30 and December 2005. There are no outstanding loan balance due to City Royal as of December 31, 2005. The Company believe that the above-referenced loan to City Royal in 2004 does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance our business. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with our position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal Limited, owning 100% of the capital stock thereof.

All the related party transactions taking place during the reporting periods were conducted during the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non related customers or purchased from other vendors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Stonefield Josephson, Inc. for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Stonefield Josephson, Inc. during those periods.


                                             FISCAL 2005        FISCAL 2004

Audit Fees (1)                               $   162,650        $   221,047
Audit Related Fees (2)                       $        --        $        --

Tax Fees (3)                                 $        --        $        --

All Other Fees (4)                           $        --        $        --

Total                                        $        --        $        --

---------------
     (1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.


     (2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no such fees in fiscal year 2005 or 2004.


     (3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2005 or 2004.


     (4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2005 or 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)      Documents filed as part of this Report

         (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

         (2) The financial statements listed in the Index are filed a part of this report.

               Schedule II - Valuation  and  Qualifying  Accounts and  Reserves.
Schedule II on page S-1 is filed as part of this report.

         (3) List of Exhibits

         See Index to Exhibits in paragraph (b) below.

         The Exhibits are filed with or incorporated by reference in this report.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.


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

4.1(a)            Form of specimen certificate for common stock of the Company.

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

10.3 Securities Purchase Agreement, dated October 1, 2003, among Print Data Corp, Jeffery Green, Phyllis Green and Joel Green, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.4 Sales Restriction Agreement, dated September 30, 2003, between Print Data Corp. and Phyllis Green, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.5 Sales Restriction Agreement, dated September 30, 2003, between Print Data Corp. and Jeffery Green, incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.6 Distribution Agreement, dated May 1, 1993, by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited, incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.7 Renewal of Distributorship Agreement, dated March 1, 2002, by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited, incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.8 Form of Note Subscription, dated as of December 31, 2003, by and between the Company and Professional Traders Fund LLC, a New York limited liability company ("PTF"), incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.9 Form of 12% Senior Subordinated Convertible Note due December 31, 2004 in the aggregate principal amount of $250,000 issued by the Company to PTF, incorporated by reference to Exhibit
                  10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.10 Form of Limited Guaranty and Security Agreement, dated as of December 31, 2003, by and among, the Company, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., incorporated by reference to Exhibit
                  10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.11 Form of Stock Purchase and Escrow Agreement, dated as of December 31, 2003, by and among, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., and the law firm of Sullivan & Worcester LLP, as escrow agent, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.12 Form of Letter Agreement, dated as of December 31, 2003, by and between the Company and PTF, incorporated by reference to
                  Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.13 Letter of Intent, dated December 29, 2003, between the Company and Classic Electronics, Ltd., incorporated by reference to
                  Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 25, 2004.

10.14 Note Subscription, dated as of December 31, 2003, by and between the Company and Professional Traders Fund LLC, a New York limited liability company ("PTF"), incorporated by reference to Exhibit 10.6 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.15 12% Senior Subordinated Convertible Note due December 31, 2004 in the aggregate principal amount of $250,000 issued by the Company to PTF, incorporated by reference to Exhibit 10.7 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.16 Limited Guaranty and Security Agreement, dated as of December 31, 2003, by and among, the Company, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., incorporated by reference to Exhibit 10.8 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.17 Stock Purchase and Escrow Agreement, dated as of December 31, 2003, by and among, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., and the law firm of Sullivan & Worcester LLP, as escrow agent, incorporated by reference to Exhibit 10.9 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.18 Letter Agreement, dated as of December 31, 2003, by and between the Company and PTF, incorporated by reference to
                  Exhibit 10.10 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.19 Stock Purchase Agreement, dated as of December 30, 2005, by and among the Company, Classic Electronics, Ltd. ("Classic") and the shareholders of Classic, incorporated by reference to
                  Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

10.20             2006 Incentive Equity Stock Plan*

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

* Filed herewith

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACL SEMICONDUCTORS INC.

                                              By: /s/ CHUNG LUN YANG
                                                  --------------------------
                                                      Chung-Lun Yang
                                                      Chief Executive Officer

                                              Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                   Date
---------                             -----                                   ----


/s/ CHUNG LUN YANG                    Chief Executive                         April 17, 2006
----------------------------          Officer and Chairman of the
Chung-Lun Yang                        Board of Directors
                                      (Principal Executive
                                      Officer)


/s/ KENNETH LAP-YIN CHAN              Chief Financial Officer,                April 17, 2006
---------------------------           (Principal Financial and Accounting
Kenneth Lap-Yin Chan                  Officer)


/s/ BEN WONG                          Director                                April 17, 2006
----------------------------
Ben Wong