Form 10-Q
period 2006-03-31
ACL SEMICONDUCTOR INC
filed 2006-05-15
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

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

Check whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer [_] ___ Accelerated filer  [_] __
Non-accelerated filer __[X]__

Indicate whether the registrant is a shell company. Yes [ ]  No [X]

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

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)
            and December 31, 2005                                                                1-2

           Condensed Consolidated Statements of Operations for the three months
           ended March 31, 2006 and March 31, 2005 (unaudited)                                   3

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 2006 and March 31, 2005 (unaudited)                                   4-5

           Notes   to Condensed Consolidated Financial Statements (unaudited)                    6-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         13-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                                     19

ITEM 4.  CONTROLS AND PROCEDURES                                                                 19-20

PART II  OTHER INFORMATION                                                                       21

           Item 6 Exhibits and Reports on Form 8-K

SIGNATURES                                                                                       22

EXHIBITS                                                                                         23-26

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       As of               As of
                                                                     March 31,         December 31,
                                                                       2006                2005
                                                                     Unaudited)
                                                                   --------------      -------------
Current assets:
   Cash and cash equivalents                                        $    935,840        $ 2,537,799
   Restricted cash                                                     1,410,256            769,231
   Accounts receivable, net of allowance
       for doubtful accounts of $0 for 2006 and 2005                     829,862            515,557
   Accounts receivable, related parties                                5,075,027          2,175,737
   Inventories, net                                                    1,487,813          1,087,752
   Refundable deposits                                                         -          1,000,000
   Other current assets                                                  411,138            263,300
                                                                   --------------      -------------

       Total current assets                                           10,149,936          8,349,376

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                               94,155            102,037

OTHER DEPOSITS                                                           380,762            381,044
                                                                   --------------      -------------

                                                                    $ 10,624,853        $ 8,832,457
                                                                   ==============      =============


The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      As of                As of
                                                                    March 31,           December 31,
                                                                      2006                  2005
                                                                    Unaudited)
                                                                   ------------        ------------

Current liabilities:
    Accounts payable                                               $  4,970,847        $  4,495,819
    Accrued expenses                                                    252,551             272,782
    Lines of credit and notes payable                                 4,166,300           2,842,285
    Payable related to debt settlement                                        -              76,088
    Due to stockholders for converted pledged collateral                112,385             112,385
    Income tax payable                                                  229,258             217,453
    Other current liabilities                                            17,499              55,019
                                                                   ------------        ------------

       Total current liabilities                                      9,748,840           8,071,831
                                                                   ------------        ------------
       Total liabilities                                              9,748,840           8,071,831
                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                 -                   -

STOCKHOLDERS' EQUITY:
    Common stock - $0.001 par value, 50,000,000 shares
       authorized, 27,829,936 issued and outstanding                     27,830              27,830
    Additional paid in capital                                        3,360,405           3,360,405
    Amount due from stockholder/director                               (101,328)           (102,936)
    Accumulated deficit                                              (2,410,894)         (2,524,673)
                                                                   ------------        ------------

       Total stockholders' equity                                       876,013             760,626
                                                                   ------------        ------------

                                                                   $ 10,624,853        $  8,832,457
                                                                   ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended
                                                      March 31,          March 31,
                                                         2006               2005
                                                    ------------       ------------

NET SALES:
      Related parties                               $  4,168,683       $ 11,644,762
      Other                                           21,010,486         17,015,959
      Less discounts to customers                         (3,516)           (14,467)
                                                    ------------       ------------

                                                      25,175,653         28,646,254

COST OF SALES                                         24,224,716         27,683,372
                                                    ------------       ------------

GROSS PROFIT                                             950,937            962,882

OPERATING EXPENSES:
      Selling                                            214,200            148,656
      General and administrative                         459,087            512,031
                                                    ------------       ------------

INCOME FROM OPERATIONS                                   277,650            302,195

OTHER INCOME (EXPENSES):
      Interest expense                                  (154,832)           (43,210)
      Miscellaneous                                       22,854             (1,779)
                                                    ------------       ------------

INCOME BEFORE INCOME TAXES                               145,672            257,206

INCOME TAXES                                              31,893             66,314
                                                    ------------       ------------

NET INCOME                                          $    113,779       $    190,892
                                                    ============       ============

EARNINGS PER SHARE - BASIC                          $       0.00       $       0.01
                                                    ============       ============

EARNINGS PER SHARE - DILUTED                        $       0.00       $       0.01
                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC             27,829,936         27,829,936
                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED           27,829,936         29,169,222
                                                    ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                     Three months ended
                                                                March 31,           March 31,
                                                                   2006               2005
                                                               -----------         -----------

Cash flows provided by (used for) operating activities:
   Net income                                                  $   113,779         $   190,892
                                                               -----------         -----------

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

        Depreciation and amortization                                8,883               6,300
        Change in inventory reserve                                      -               3,846

   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ASSETS

        Accounts receivable - other                               (314,305)           (528,653)
        Accounts receivable - related parties                   (1,899,290)            659,492
        Inventories                                               (400,061)           (342,304)
        Other current assets                                      (147,838)            (94,959)
        Deposits                                                       282                   -

     INCREASE (DECREASE) IN LIABILITIES

        Accounts payable                                           475,028             153,466
        Accrued expenses                                           (20,231)            (23,359)
        Payable related to debt settlement                         (76,088)                  -
        Income tax payable                                          11,805              36,384
        Other current liabilities                                  (37,520)             32,791
                                                               -----------         -----------
        Total adjustments                                       (2,399,335)            (96,996)
                                                               -----------         -----------

        Net cash provided by (used for)
          operating activities                                  (2,285,556)             93,896
                                                               -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

   Repayments from stockholders                                      1,608                   -
   Increase of restricted cash                                    (641,025)         (1,025,641)
   Loan to related party                                                 -             611,446
   Purchases of property, equipment and improvements                (1,001)             (3,923)
                                                               -----------         -----------

        Net cash used for investing activities                    (640,418)           (418,118)
                                                               -----------         -----------

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                      March 31,          March 31,
                                                                        2006               2005
                                                                    -----------         -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds (repayments) on lines of credit and
      notes payable                                                   1,324,015             (20,795)
    Principal payments on long-term debt                                      -             (92,142)
    Loan received from related parties                                        -             414,195
                                                                    -----------         -----------

          Net cash provided by financing activities                   1,324,015             301,258
                                                                    -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,601,959)            (22,964)

CASH AND CASH EQUIVALENTS, beginning of the period                    2,537,799             512,548
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, end of the period                        $   935,840         $   489,584
                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                   $   154,832         $    43,210
                                                                    ===========         ===========

    Income tax paid                                                 $    20,089         $    29,930
                                                                    ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 filed in the Form 10-K filed by the Company on April 17, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of March 31, 2006 and December 31, 2005, and the results of operations for the three-month periods ended March 31, 2006 and 2005 and the cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the result which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

On April 13, 2006, the Company entered into a Rescission Agreement with the sellers of Classic Electronics Ltd. ("Classic") to rescind the original Stock Purchase Agreement entered on December 30, 2005. The sellers agreed to fully refund the acquisition deposit of $1.0 million during 2006.

The acquisition deposit of $1 million was reclassified to increase the accounts receivable from Classic. The deposit was originally recorded to reduce the accounts receivable from Classic. Due to the termination of the acquisition, the original entry was reversed in the accompanying condensed balance sheets as of March 31, 2006.

NATURE OF BUSINESS OPERATIONS

ACL Semiconductors Inc. ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

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

For the purpose of preparing these consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and Hong Kong Special Administrative Region, China.

2.    EARNINGS PER COMMON SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2006 and 2005, the Company had 0 and 1,339,286 shares of common stock equivalents (representing shares of Common Stock issuable upon conversion of a convertible note payable based on the quoted market price at the end of each reporting period), respectively.

3.    RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of March, 2006 and December 31, 2005, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of ACL's Board of Directors, totaling $101,328 and $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

For the three months ended March 31, 2006 and 2005, the Company recorded $50,000 and $76,923, respectively, and paid $50,000 and $76,923, respectively, to Mr. Yang as compensation.

During the three months ended March 31, 2006 and 2005, the Company paid rent of $23,077 and $23,077, respectively, for Mr. Yang's personal residence as additional compensation to Mr. Yang.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the three months ended March 31, 2006 and 2005, the Company sold $0 and $11,230,380, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended March 31, 2006 and 2005, the Company purchased Samsung memory products sourced from other authorized distributors of $564,396 and $1,062,761, respectively, from Classic to satisfy part of its demand of insufficient product supply from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $4,621,637 and $2,175,737, respectively, as of March 31, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

The Company leases one of its facilities and Mr. Yang's personal residency from Classic. The lease agreement for the facility expires on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expires on March 31, 2008. Monthly lease payments for these 2 leases totaled $6,684 for the three month periods ended March 31, 2006 and 2005. The Company incurred and paid rent expense of ACL $20,053 and $22,115 to Classic for the three months ended March 31, 2006 and 2005, respectively.

Mr. Ben Wong, a director of Classic, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the three months ended March 31, 2006 and 2005, the Company recognized $0 and $141,620, respectively, from the sale of memory products to Kadatco Company Ltd. ("Kadatco"). There are no outstanding accounts receivable due from Kadatco as of March 31, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the three months ended March 31, 2006 and 2005, the Company sold $0 and $165,140, respectively, to Rambo Technologies Ltd. ("Rambo"). There were no outstanding accounts receivable due from Rambo as of March 31, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

Mr. Ben Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the three months ended March 31, 2006 and 2005, the Company sold $0 and $1,652, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 as of March 31, 2006 and December 31, 2005, respectively. The Company has not experienced any bad debt from this customer in the past.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom Ltd. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD

During the three months ended March 31, 2006 and 2005, the Company sold $0 and $33,350, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of March 31, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended March 31, 2006 and 2005, the Company purchased $0 and $261, respectively, from Solution. There are no outstanding accounts payable due to Solution as of March 31, 2006 and December 31, 2005.

Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the three months ended March 31, 2006 and 2005, the Company sold $0 and $61,910, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of March 31, 2006 and December 31, 2005.

The Company has not experienced any bad debt from this customer in the past.

On April 1, 2004, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on March 31, 2008. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three months ended March 31, 2006 and 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and the sole shareholder of Systematic.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the three months ended March 31, 2006 and 2005, the Company sold $0 and $9,250 respectively, and received management fees of $1,923 and $0, respectively, from Global Mega Development Ltd. ("Global"). There are no outstanding accounts receivable due from Global as of March 31, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the three months ended March 31, 2006 and 2005, we received management fee $1,923 and $0, respectively, from Intelligent Network Technology Ltd.
("Intelligent"). There were no outstanding accounts receivable due from Intelligent as of March 31, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the three months ended March 31, 2006 and 2005, we received management fee of $3,846 and $0, respectively, from Systematic Semiconductor Ltd. ("Systematic Semiconductor"). There were no outstanding accounts receivable due from Systematic Semiconductor as of March 31, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the three months ended March 31, 2006 and 2005 we sold $0 and $1,460, respectively, to TFT Technologies Ltd. ("TFT"). Outstanding accounts receivable totaled $0 as of March 31, 2006 and December 31, 2005, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the three months ended March 31, 2006 and 2005, the Company sold $4,168,683 and $0, respectively, to First World Logistics Ltd. ("First World"). Outstanding accounts receivable totaled $453,390 and $0 as of March 31, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended March 31, 2006 and 2005, the Company purchased $50,640 and $0, respectively, from First World. There were no outstanding accounts payable due to First World as of March 31, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World.

4.    CONVERTIBLE NOTE PAYABLE:

On December 31, 2003, the Company issued a 12% subordinated convertible note in the amount of $250,000 to Professional Traders Fund, Inc. ("PTF"). The principal amount and accrued and unpaid interest on this note became due and payable on December 31, 2004. The Company defaulted on its payment obligations under the note on December 31, 2004 and accordingly, interest began to accrued at a rate of 15.0% per annum from and after the date of the default and the Company became obligated to pay a default penalty equal to 30% of the unpaid principal and interest. At the option of the debt holder, such unpaid principal, interest and default penalty could be paid in shares of the Company's common stock upon conversion of all or a portion of the note at a conversion price determined in accordance with the note and as described in the following paragraph.

The holder of this note, at its option, was entitled to convert the outstanding balance of the debt into shares of common stock at a conversion price equal to 40% of the average closing price of the stock three trading days immediately prior to the date of written notice of conversion delivered to the Company by such holder or the interest payment date or the debt maturity date, in any event, not to exceed $1 per share.

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

Pursuant to the terms of a Limited Guarantee and Security Agreement, the debt was guaranteed by 1.2 million shares of the Company's common stock beneficially owned by three shareholders of which 700,000 were restricted shares and 500,000 were freely tradable shares.

The Company has agreed to file a registration statement for the conversion shares within 60 days of the funding of the note and agreed to use reasonable efforts to cause such registration statement to be declared effective within 150 days of the funding of the note. Failure by the Company fails to meet either of such timelines, resulted in a 1% penalty per month on the funded amount of the note being levied against the Company.

During the year ended December 31, 2004, PTF converted principal note balance of $100,000 into 222,980 shares of common stock and outstanding accrued interest of $12,385 into 29,579 shares of common stock through the shares pledged by three shareholders. Accordingly, the Company's shareholders issued directly to PTF a total of 252,559 common shares. The value of the converted principal and accrued interest, totaling $112,385 at December, has been recorded as a liability to the shareholders in the accompanying consolidated balance sheets.

On May 25, 2005, a Default Judgment was issued by United States District Court, Southern District of New York ordering the Company to pay PTF totally US$255,292 representing principal amounting to US$150,000; interest amounting to US$10,541; penalties amounting to US$85,350; attorney fees amounting to US$4,781; and costs and disbursements of taking action against the Company amounting to US$4,620. The Company accrued the entire claimed amount as of September 30, 2005.

On August 16, 2005, the Company entered into a settlement agreement with PTF to pay $255,292 in seven installments through February 28, 2006. As of December 31, 2005, the Company had paid $179,204 to PTF and the balance of $76,088 was reclassified as payable related to debt settlement. The Company made its final payment under the settlement agreement in February, 2006 and nothing further is owing in respect of the settlement agreement or the convertible note.

5.    BANK FACILITIES

With respect to all the Company's debt and credit arrangements, the Company pledged its assets as collateral collectively to Dah Sing Bank Limited and DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited) for all current and future borrowings from the bankers by the Company, the debt is secured by:

     1. a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

     2. a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on residential property located in Hong Kong owned by System Information Limited, a related party and a security interest on residential property located in Hong Kong owned by City Royal Limited, a related party as collateral for loans from DBS Bank (Hong Kong) Ltd;

     3. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $500,000 and a personal guarantee to Dah Sing Bank Limited.

6.    ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. The Company purchased 84% of its materials from Samsung HK for the three months ended March 31, 2006 and 2005. However, there is no long term written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang.

The Company is highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, the Company may not be able to continue its business.

For the 3 months ended March 31, 2006 and 2005, the Company purchased materials from Samsung HK costing $21,110,795 and $23,905,780, respectively. At March 31, 2006 and December 2005, accounts payable, net of rebates receivable due from Samsung HK, to Samsung HK was $3,662,073 and $2,450,508, respectively.

7.    SEGMENT REPORTING

The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

9.    RECLASSIFICATION

Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform to the 2006 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE COMPANY HAS INCLUDED IN THIS QUARTERLY REPORT CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S BUSINESS, OPERATIONS AND FINANCIAL CONDITION. "FORWARD-LOOKING STATEMENTS" CONSIST OF ALL NON-HISTORICAL INFORMATION, AND THE ANALYSIS OF HISTORICAL INFORMATION, INCLUDING THE
REFERENCES IN THIS QUARTERLY REPORT TO FUTURE REVENUE GROWTH, FUTURE EXPENSE GROWTH, FUTURE CREDIT EXPOSURE EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, FUTURE PROFITABILITY, ANTICIPATED CASH RESOURCES, ANTICIPATED CAPITAL EXPENDITURES, CAPITAL REQUIREMENTS, AND THE COMPANY'S PLANS FOR FUTURE PERIODS. IN ADDITION, THE WORDS "COULD", "EXPECTS", "ANTICIPATES", "OBJECTIVE", "PLAN", "MAY AFFECT", "MAY DEPEND", "BELIEVES", "ESTIMATES", "PROJECTS" AND SIMILAR WORDS AND PHRASES ARE ALSO INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.

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

         ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

         CORPORATE BACKGROUND

         The Company, through its wholly-owned subsidy Atlantic Components Limited, a Hong Kong corporation ("Atlantic"), is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. The Company's other wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), ceased activities as of January 1, 2004 and is currently inactive.

         As of March 31, 2006, ACL had more than 120 active customers in Hong Kong and Southern China.

         ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin, policies for revenue recognition, and allowance for doubtful accounts. The methods, estimates and judgments ACL uses in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

         INVENTORY VALUATION. ACL's policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. ACLe determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for demand are also used for near-term capacity planning and inventory purchasing and are consistent with ACL's revenue forecasts. If ACL's demand forecast is greater than its actual demand ACL may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

RELATED PARTY TRANSACTIONS

         The Company conducts business with several affiliated companies. All the related party transactions taking place during the reporting periods were conducted during the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non-related customers or purchased from other vendors. The Company has made the determination that it is not a primary beneficiary of any of these related entities in accordance with FIN46R.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of March 31, 2006 over the next five years and thereafter:

                                               Payments by Period
---------------------------------------------------------------------------------------------------------------
                                                                 LESS
                                                                 THAN          1-3           4-5        AFTER 5
                                                 AMOUNT         1 YEAR        YEARS         YEARS        YEARS
                                                 ------         ------        -----         -----        -----
Operating Leases                                  228,557        132,961      95,596          ---         ---
Line of credit and notes payable -
short-term                                      4,166,300      4,166,300         ---          ---         ---
                                          --------------------------------------------------------------------
    Total Contractual Obligations              $4,394,857     $4,299,261     $95,596         $---        $---
                                          ====================================================================

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

         Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company's sales and expenses in the next 12 months.

NET SALES

Sales from Samsung HK are recognized upon the transfer of legal title of the electronic components to the customers. The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung HK that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market.

During the first quarter of 2006, the Company believes that end-users of personal computers deferred purchases of DDR1 product in anticipation of the expected launch of DDR2. The price of DDR1 also dropped because of the expected launch of DDR2. However, the launch of DDR2 was postponed until the second quarter of 2006. As a result, the total demand for memory products in the PC market decreased in the first quarter of 2006 and the turnover decreased as well.

The market demands shifted from personal computers to consumer electronics products during the first quarter of 2006. The demand for NAND Flash memory products both in quantity and capacity continued to increase due to the continued growth of multi-media products, such as MP3 players, MPeg 4 video players, portable DVD players, USB drives, Flash cards (used for Cellular phone, GPS, DSC, DV camcorders), and game cards. Flash memory has become` the most popular solution in supporting these mobile products. The Company expects its revenues derived from the sale of Flash memory products to increase by approximately 15% in the second quarter over such revenues for the first quarter of 2006.

Besides Flash, SDRAM is still the key component for the majority of home appliance consumer products. However, SDRAM, unlike Flash, is considered data storage memory and functions as a memory buffer. Growth in capacity instead of quantity is expected to continue to increase. The Company expects demand for DVD player, Set-top Box (STB), Digital Video Broadcasting (DVB) and High Density TV in providing high quality of audio and video function to continue to be strong in the second quarter of 2006. The Company expects its revenues from sales relating to AV products to grow by approximately 5% in the second quarter compared to those in the first quarter.

The computer related market utilizes mainly SYSTEM and GRAPHIC memory. Sales of such products have historically been seasonal and have trended down from the first quarter to the second quarter. The Company expects its sales in such market to increase during the third quarter 2006 due to the post-summer sales. As a result of the postponement of the launch of DDR2 mainstream by Intel in the first quarter, the market turned again to to DDR1, and, the Company believes many end-users lost interest in upgrading their computer system. The Company expects strong demand for DDR2 due to the anticipated release of AMD M2 platform in June 2006. Intel will also release comparable products in the coming months. The Company expects DDR2 to become main stream memory products in second half of 2006.

COST OF SALES

         Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company's gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company's procurement operations are supported by Samsung HK, although there is no written long-term supply agreement in place between the Company and Samsung HK.

OPERATING EXPENSES

         The Company's  operating  expenses for the three months ended March 31,
2006  and  2005  were   comprised  of  sales  and   marketing  and  general  and
administrative expenses.

         Sales  and  marketing  expenses  consisted  primarily  of and  external
commissions   paid  to  external  sales  personnel  and  costs  associated  with advertising and marketing activities.

         General and administrative expenses include cost for the corporate and administrative functions that serve to support the Company's current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent, professional services, and travel and entertainment. The Company expects these expenses to increase as a result of the anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

         Interest expense, including finance charges, relates primarily to the Company's short-term and long-term bank borrowings.

RESULTS OF OPERATIONS

         The following table sets forth unaudited statements of operations data for the three months ended March 31, 2006 and 2005 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                          For the Three Months Ended March 31,
                                       -----------------------------------------

                                                  (US$) (Unaudited)
                                            2006                    2005
                                            ----                    ----

Net sales                                   100.00%               100.00%
Cost of sales                                96.22%                96.64%
Gross profit                                  3.78%                 3.36%

Operating expenses:
  Sales and marketing                         0.85%                 0.52%
  General and administrative                  1.82%                 1.79%
  Total operating expenses                    2.67%                 2.31%

Income from operations                        1.11%                 1.05%
Other expenses:
Interest expenses                            -0.62%                -0.15%
Miscellaneous                                 0.09%                 0.00%
  Total other expenses                       -0.53%                -0.15%
Income taxes                                  0.13%                 0.23%
Net income                                    0.45%                 0.67%


THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

         NET SALES

         Sales decreased by $3,470,601 or 12.1% from $28,646,254 in the three months ended March 31, 2005 to $25,175,653 in the three months ended March 31, 2006. The decrease was mainly due to drop in demand and shortage of supplies of Samsung products while there was no new product being launched by Samsung during the first quarter of 2006. We expect sales be maintained at the current level for the second quarter of 2006 and management is seeking ways to diversify the Company's businesses and products in the near future for the purposes of increasing both sales and profit margin.

         COST OF SALES

         Cost of sales decreased by $3,458,656, or 12.5%, from $27,683,372 for the three months ended March 31, 2005 to $24,224,716 for the three months ended March 31, 2006. The decrease in cost of sales is directly related to the decrease of sales. As a percentage of sales, cost of sales decreased slightly to 96.2% of sales in the three months ended March 31, 2006 from 96.6% of sales in the three months ended March 31, 2005. ACL expects the cost of sales percentage to remain at approximately 96% of sales in the next twelve months, but will improve if the Company can successfully diversify its business and products.

         GROSS PROFIT

         Gross profit decreased by $11,945 or 1.2%, from $962,882 for the three months ended March 31, 2005 to $950,937 for the three months ended March 31, 2006. The decrease in gross profit resulted primarily from the decrease in sales by the Company for the three months ended March 31, 2006. The Company's gross profit increased slightly to 3.8% of sales in the three months ended March 31, 2006 compared to 3.4% of sales in the three months ended March 31, 2005, as a result of shortage of supplies of Samsung products for the first quarter of 2006. We expect the gross profit be at this level in the coming months, but will improve if the Company can successfully diversify its business and products.

         OPERATING EXPENSES

         Sales and marketing expenses increased by $65,544 or 44.1%, from $148,656 for the three months ended March 31, 2005 to $214,200 for the three months ended March 31, 2006. This increase was principally attributable to the sales commission expenses incurred for the first quarter of 2006. As a percentage of sales, sales and marketing expenses increased to 0.85% of sales for the three months ended March 31, 2006 as compared to 0.52% of sales for the three months ended March 31, 2005. ACL intends to continue its efforts to keep its sales and marketing expenses in line with the sales. General and administrative expenses decreased $52,944 or 10.3% from $512,031 in the three months ended March 31, 2005 to $459,087 in the three months ended March 31, 2006. This decrease was principally attributable to professional costs related to the Company's lawsuit against with Professional Traders Fund, LLC incurred in the first quarter 2005. ACL expects the general and administrative expenses remain at the current level in 2006.

         Income from operations for the Company was $277,650 for the three months ended March 31, 2006 compared to an income of $302,195 for the three months ended March 31, 2005, a decrease of income by $24,545 or 8.1%. This decrease was the result of decrease of gross profit and increase of selling expenses during the first quarter of 2006. ACL expects the income from operations remain at the same level during the coming months in 2006.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $111,622, or 258.3%, from $43,210 in the three months ended March 31, 2005, to $154,832 in the three months ended March 31, 2006. This increase is mainly due to increase of the use of the short-term bank borrowings and an increase in interest rates. We expect our interest expense continue to increase in 2006 because of increased interest rates.

         INCOME TAX

         Income tax decreased by $34,421 or 51.9% from $66,314 for the three months ended March 31, 2005 to $31,893 for the three months ended March 31, 2006, due to the decrease in income before taxes for the three months ended March 31, 2006.

         NET INCOME

         The Company's net income decreased by $77,113 or 40.4% from $190,892 for the three months ended March 31, 2005 to an income of $113,779 for the three months ended March 31, 2006 primarily due to increase in selling expenses and interest expenses. ACL expects its net income to continue at this level for the year of 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company's principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

         The Company may require additional financing in order to finance our growing business and implement its business plan. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million through short-term borrowings from the banks in order to finance the purchase of Samsung memory products from Samsung HK and credits given to its customers. As the anticipated cash generated by the Company's operations are insufficient to fund its growth, the Company needs continue borrow or raise additional working capital. There is no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as our operating results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

         The following factors, among others, could cause actual results to differ from those expected caused by: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; a decrease in our ability to attract new customers; an increase in competition in the memory products market; and the ability of our customers to obtain financing. These factors or additional risks and uncertainties not known to ACL or that currently deems immaterial may impair business operations and may cause ACL's actual results to differ materially from any forward-looking statement.


         Although ACL believes its expectations of future growth to be reasonable, however, ACL cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update its expectations after the date of this report to conform them to actual results or to make changes in its expectations.

         In the three months ended March 31, 2006, net cash used for operating activities was $2,285,556 while in the three months ended March 31, 2005, net cash provided by operating activities was $93,896, an increase in net cash used for operating activities of $2,379,452. Increase was primarily due to increase of accounts receivable from related parties at March 31, 2006.

         In the three months ended March 31, 2006, net cash used for investing activities was $640,418 while in the three months ended March 31, 2005, ACL used $418,118 in investing activities, an increase in cash used of $222,300. Such increase was primarily due to the increase in restricted cash held by the bank as collateral for borrowings.

         In the three months ended March 31, 2006, net cash provided by financing activities was $1,324,015 while in the three months ended March 31, 2005, net cash provided by financing activities was $301,258, an increase of $1,022,757. Such increase was primarily due to an increase of lines of credit and loan facilities.

         An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China and whether the Company can diversify its businesses and products in the near future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at the range of 7.75 to 8.0% per annum) prevailing in Hong Kong. For the three months ended March 31, 2005, ACL did not generate any material interest income or incurred significant interest expenses. Due to the increase in the line of credit and notes payables in 2006, ACL believes that changes in interest rates may have a material effect on its liquidity, financial condition or results of operations.

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

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company's internal controls over financial reporting beginning with its Annual Report on Form 10-K for the fiscal year ending on or after July 15, 2007. The Company's independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.

As part of the assessment of the Company's internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor's attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

         We filed the following reports on Form 8-K during the period from January 1, 2006 to May 15, 2006: Form 8-K filed on January 6, 2006 relating to items 1.01, 2.01 and 9.01, and Form 8-K filed on April 13, 2006 relating to items 1.01 and 9.01

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ACL SEMICONDUCTORS INC.


Date: May 15, 2006                             By: /s/ CHUNG-YUN LANG
                                                   ------------------
                                                       Chung-Lun Yang
                                                       Chief Executive Officer



Date: May 15, 2006                             By: /s/ KENNETH LAP-YIN CHAN
                                                   ------------------------
                                                       Kenneth Lap-Yin Chan
                                                       Chief Financial Officer