Form 10-Q
period 2006-06-30
ACL SEMICONDUCTOR INC
filed 2006-08-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended June 30, 2006.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934   For the transition period from ____ to ____.

--------------------------------------------------------------------------------

                                     -----

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

Large accelerated filer [__]___ Accelerated filer [__]_ Non-accelerated filer __[X]__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $653,992 based upon the closing price of $0.12 of the registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed second fiscal quarter (June 30, 2006). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of August 10, 2006.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                                                                   Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
         and December 31, 2005                                                       1-2

         Condensed Consolidated Statements of Operations for the three months
         and six months ended June 30, 2006 (unaudited) and June 30, 2005            3

         Condensed Consolidated Statements of Cash Flows for the three months
         and six months ended June 30, 2006 (unaudited) and June 30, 2005            4-5

         Notes to Condensed Consolidated Financial Statements (unaudited)            6-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               15-23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                           23

ITEM 4.  CONTROLS AND PROCEDURES                                                     23-24

PART II  OTHER INFORMATION                                                           25

SIGNATURES                                                                           26

EXHIBITS                                                                             27-30

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            As of              As of
                                                           June 30,         December 31,
                                                            2006                2005
                                                         (Unaudited)
                                                         -----------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 1,289,236        $ 2,537,799
  Restricted cash                                          1,410,256            769,231
  Accounts receivable, net of allowance
    for doubtful accounts of $0 for 2006 and 2005            489,695            515,557
  Accounts receivable, related parties                     4,610,498          2,175,737
  Inventories, net of reserve of $174,359 for 2006
    and $141,026 for 2005                                  2,111,095          1,087,752
  Refundable deposits                                           --            1,000,000
  Other current assets                                       423,204            263,300
                                                         -----------        -----------

    Total current assets                                  10,333,984          8,349,376

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization                   92,140            102,037

OTHER DEPOSITS                                               380,939            381,044
                                                         -----------        -----------

                                                         $10,807,063        $ 8,832,457
                                                         ===========        ===========



The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 As of                As of
                                                                June 30,           December 31,
                                                                 2006                  2005
                                                              (Unaudited)
                                                              ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                                            $  4,474,560         $  4,495,819
  Accounts payable, related party                                  736,809                 --
  Accrued expenses                                                 206,092              272,782
  Lines of credit and notes payable                              4,083,841            2,842,285
  Payable related to debt settlement                                  --                 76,088
  Due to stockholders for converted pledged collateral             112,385              112,385
  Income tax payable                                               240,185              217,453
  Other current liabilities                                         13,852               55,019
                                                              ------------         ------------

    Total current liabilities                                    9,867,724            8,071,831
                                                              ------------         ------------

    Total liabilities                                            9,867,724            8,071,831
                                                              ------------         ------------

COMMITMENTS AND CONTINGENCIES                                         --                   --

STOCKHOLDERS' EQUITY:
  Common stock - $0.001 par value, 50,000,000 shares
    authorized, 27,829,936 issued and outstanding                   27,830               27,830
  Additional paid in capital                                     3,488,527            3,360,405
  Amount due from stockholder/director                             (87,002)            (102,936)
  Accumulated deficit                                           (2,490,016)          (2,524,673)
                                                              ------------         ------------

    Total stockholders' equity                                     939,339              760,626
                                                              ------------         ------------

                                                              $ 10,807,063         $  8,832,457
                                                              ============         ============



The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                              2006              2005              2006              2005
                                                          ------------      ------------      ------------      ------------
NET SALES:
    Related parties                                       $  5,577,040      $  7,882,140         9,745,723        19,526,862
    Other                                                   15,468,906        18,674,004        36,479,392        35,690,002
    Less discounts to customers                                 (2,083)          (55,530)           (5,599)          (69,997)
                                                          ------------      ------------      ------------      ------------

                                                            21,043,863        26,500,614        46,219,516        55,146,867

COST OF SALES                                               20,327,980        26,250,016        44,552,696        53,933,388
                                                          ------------      ------------      ------------      ------------

GROSS PROFIT                                                   715,883           250,598         1,666,820         1,213,479

OPERATING EXPENSES:
    Selling                                                    149,477           100,177           363,677           248,832
    General and administrative                                 509,486           456,764           968,573           957,974
                                                          ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                   56,920          (306,343)          334,570             6,673

OTHER INCOME (EXPENSES):
    Interest expense                                          (140,323)          (46,022)         (295,155)         (100,054)
    Miscellaneous                                               24,021            (1,815)           46,876            (3,592)
                                                          ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                              (59,382)         (354,180)           86,291           (96,973)

INCOME TAXES                                                    19,740           (56,815)           51,634             9,500
                                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                         $    (79,122)     $   (297,365)     $     34,657      $   (106,473)
                                                          ============      ============      ============      ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED             $      (0.00)     $      (0.01)     $       0.00      $      (0.00)
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED       27,829,936        27,829,936        27,829,936        27,829,936
                                                          ============      ============      ============      ============



The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                  Six Months Ended
                                                              June 30,         June 30,
                                                                2006             2005
                                                            -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income (loss)                                           $    34,657      $  (106,473)
                                                            -----------      -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Depreciation and amortization                                 16,122           12,815
   Bad debts                                                         --            6,200
   Change in inventory reserve                                   33,333           64,102
   Fair value of options issued to employees                    128,122               --

CHANGES IN ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS
   Accounts receivable - other                                   25,862         (545,701)
   Accounts receivable - related parties                       (697,953)       1,477,740
   Inventories                                               (1,056,676)        (603,310)
   Other deposits                                                   105               --
   Other current assets                                        (159,904)         (20,404)

INCREASE (DECREASE) IN LIABILITIES
   Accounts payable                                             (21,259)         310,848
   Accrued expenses                                             (66,689)        (169,509)
   Payable related to debt settlement                           (76,088)              --
   Income tax payable                                            22,732          (20,431)
   Other current liabilities                                    (41,167)           7,627
                                                            -----------      -----------
   Total adjustments                                         (1,893,460)         519,977
                                                            -----------      -----------
   Net cash (used for) provided by
    operating activities                                     (1,858,803)         413,504
                                                            -----------      -----------



The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                  Six Months Ended
                                                              June 30,         June 30,
                                                                2006             2005
                                                            -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Repayments from stockholders                                   15,934            4,298
  Increase of restricted cash                                  (641,025)      (1,025,641)
  Loan repayments by related party                                   --          611,446
  Repayments from related party                                      --           30,000
  Purchases of property, equipment and improvements              (6,225)          (9,172)
                                                            -----------      -----------

    Net cash used for investing activities                     (631,316)        (389,069)
                                                            -----------      -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds on lines of credit and
    notes payable                                             1,241,556           68,127
  Principal payments on long-term debt                               --         (104,295)
  Loan received from related parties                                 --          414,195
  Repayments to related party                                        --          (86,276)
                                                            -----------      -----------

    Net cash provided by financing activities                 1,241,556          291,751
                                                            -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,248,563)         316,186

CASH AND CASH EQUIVALENTS, beginning of the period            2,537,799          512,548
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, end of the period                $ 1,289,236      $   828,734
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                             $   295,155      $    43,210
                                                            ===========      ===========

  Income tax paid                                           $    20,089      $    29,930
                                                            ===========      ===========

Increase of accounts receivable-related parties
  through return of acquisition deposits                    $ 1,000,000      $        --
                                                            ===========      ===========



The accompanying notes are an integral part of these condensed consolidated financial statements

                            ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 filed in the Form 10-K filed by the Company on April 17, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2006 and December 31, 2005, and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 and the cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

On April 13, 2006, the Company entered into a Rescission Agreement with the seller of Classic Electronics Ltd. ("Classic") to rescind the original Stock Purchase Agreement entered on December 30, 2005. The seller agreed to fully refund the acquisition deposits of $1.0 million during 2006.

The acquisition deposit of $1 million was reclassified to increase the accounts receivable from Classic as the original deposit amount was recorded to offset the accounts receivable from Classic. Due to the termination of the acquisition, the original entry was reversed in the accompanying condensed balance sheets as of June 30, 2006.

NATURE OF BUSINESS OPERATIONS

ACL Semiconductors Inc. ("Company" or "ACL") was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company's principal activity is the distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly-owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities were consolidated with those of Atlantic.

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

2.       EARNINGS (LOSS) PER COMMON SHARE

 In  accordance  with SFAS No. 128,  "Earnings  Per  Share," the basic  earnings
(loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended June 30, 2006 and 2005, the Company had 2,000,000 and 2,121,641 shares, respectively, of common stock equivalents at the end of each reporting periods.

3.       RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of June 30, 2006 and December 31, 2005, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $87,002 and $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

For the three months ended June 30, 2006 and 2005, the Company recorded and paid $50,000 and $50,000, respectively, to Mr. Yang, and for the six months ended June 30, 2006 and 2005, the Company recorded and paid $100,000 and $126,923, respectively, to Mr. Yang as compensation.

During the three months ended June 30, 2006 and 2005, and six months ended June 30, 2006 and 2005, the Company paid rent of $23,077, $23,077, $46,153 and
$46,153, respectively, for Mr. Yang's personal residency as additional compensation.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the three months ended June 30, 2006 and 2005, and six months ended June 30, 2006 and 2005, the Company sold $0, $5,528,522, $0 and $16,758,892, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended June 30, 2006 and 2005, and six months ended June 30, 2006 and 2005, the Company purchased Samsung memory products sourced from other authorized distributors of $0, $2,702,305, $0 and $3,765,066, respectively, from Classic to satisfy part of its product shortage from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $4,224,882 and $2,175,737, respectively, as of June 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million.

The Company leased one of its facilities and Mr. Yang's personal residency from Classic. Lease agreements for the facility expire on November 30, 2006 while the lease agreement for Mr. Yang's personal residency expires on

March 31, 2008. Monthly lease payments for these 2 leases total $6,684. The Company incurred and paid rent expense of ACL of $20,053, $21,028, 40,106 and $43,143 to Classic during the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, respectively.

Mr. Ben Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company recognized revenues of $0, $2,330,574, $0 and $2,472,194 from the sale of memory products to Kadatco Company Ltd. ("Kadatco"). There were no outstanding accounts receivable due from Kadatco as of June 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company sold $0, $85, $0 and $165,225, respectively, to Rambo Technologies Ltd. ("Rambo"). There were no outstanding accounts receivable due from Rambo as of June 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company purchased $0, $451,804, $0 and $557,845, respectively, from Rambo. There were no outstanding accounts payable due to Rambo as of June 30, 2006 and December 31, 2005.

Mr. Ben Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the three months  ended June 30, 2006 and 2005,  and the six months ended
June 30, 2006 and 2005,  the Company sold  $2,651,052,  $0,  $2,651,052  and $0, respectively, to Aristo Technologies Ltd. ("Aristo"). Outstanding accounts receivable totaled $474,109 and $0 as of June 30, 2006 and December 31, 2005 respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company purchased $288,552, $0, $288,552 and $0, respectively, from Aristo. Outstanding accounts payable totaled $88,493 and $0 as of June 30, 2006 and December 31, 2005 respectively. Net accounts receivable totaled $385,616 and $0, as of June 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Aristo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company sold $0, $0, $0 and $1,652, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 as of June 30, 2006 and December 31, 2005, respectively. The Company has not experienced any bad debt from this customer in the past.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company sold $0, $21,772 $0 and $55,112, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of June 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, the Company purchased $0, $21,758, $0 and $22,019, respectively, from Solution. There are no outstanding accounts payable due to Solution as of June 30, 2006 and December 31, 2005.

Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company sold $0, $0, $0 and $61,910, respectively, to Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of June 30, 2006 and December 31, 2005.

The Company has not experienced any bad debt from this customer in the past.

On April 1, 2005, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. The lease agreement for this residency expires on March 31, 2008. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three months ended June 30, 2006 and 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and the shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company sold $0, $1,167, $0 and $10,417 respectively, and received management fee $1,923, $0, 3,846 and $0, respectively, from Global Mega Development Ltd. ("Global"). There are no outstanding accounts receivable due from Global as of June 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, we received management fee $1,923, $0, $3,846 and $0, respectively, from Intelligent Network Technology Ltd. ("Intelligent"). There are no outstanding accounts receivable due from Intelligent as of June 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, we received management fee of $3,846, $0, $7,692 and $0, respectively, from Systematic Semiconductor Ltd. ("Systematic Semiconductor"). There are no outstanding accounts receivable due from Systematic Semiconductor as of June 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, we sold $0, $0, $0 and $1,460, respectively, to TFT Technologies Ltd. ("TFT"). Outstanding accounts receivable totaled $0 as of June 30, 2006 and December 31, 2005, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the three months  ended June 30, 2006 and 2005,  and the six months ended
June 30, 2006 and 2005,  the Company sold  $2,925,988,  $0,  $7,094,671  and $0, respectively, to First World Logistics Ltd. ("First World"). Outstanding accounts receivable totaled $3,651 and $0 as of June 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company purchased $775,260, $0, $825,900 and $0, respectively, from First World.Outstanding accounts payable totaled $740,460 and $0 as of June 30, 2006 and December 31, 2005 respectively.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World.

4.       BANK FACILITIES

The Company has certain outstanding revolving lines of credit with Dah Sing Bank Limited and DBS Bank (Hong Kong) Ltd.(collectively, the "Banks"). With respect to the Company's debt and credit arrangements, the Company pledged its assets as collateral collectively to the Banks for all current and future borrowings from the Banks by the Company. Such borrowings are secured by:

         1. a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

         2. a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on residential property located in Hong Kong owned by Systematic, a related party, and a security interest on residential property located in Hong Kong owned by City Royal Limited, a related party, as collateral for loans from DBS Bank (Hong Kong) Ltd;

         3. a personal guarantee given by Mr. Yang for an unlimited amount together with a key man life insurance policy on Mr. Yang for $500,000, in each case in favor of Dah Sing Bank Limited in respect of borrowings therefrom.

5.       ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. The Company purchased approximately 67% and 70% of its materials from Samsung HK for the three months ended June 30, 2006 and 2005, respectively, and 76% and 77% for the six months ended June 30, 2006 and 2005. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang.

The Company is highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, the Company may not be able to continue its business.

For the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the Company purchased $14,258,149, 18,937,732, $35,368,944 and $42,843,512, respectively. At June 30, 2006 and December 2005, accounts payable, net of rebates receivable due from Samsung HK, due to Samsung HK were $2,460,092 and $2,450,508, respectively.

6.       SEGMENT REPORTING

The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.       STOCK OPTION PLAN

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Except in the case of Options granted to Officers, Directors and Consultants or as otherwise provided in the Option Agreement, Options shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the Options are granted. The weighted average estimated fair value of stock options granted during 2006 was $0.064 per share. On May 16, 2006, the Company granted options to purchase an aggregate 2,000,000 shares of Common Stock of the Company to three employees as follows: (i) options to purchase 1,000,000 shares of Common Stock to Mr. Ben Wong, (ii) options to purchase 500,000 shares of Common Stock to Kenneth Chan, and (iii) options to purchase 500,000 shares of Common Stock to May Lau.These options were fully vested upon grant, have an exercise price of $0.22 per share and are exercisable until May 16, 2016. The fair value of these options aggregating $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates which was approximately 3.75%, and expected option life was 0.6 year. A summary of the status of the Company's fixed stock option plan as of June 30, 2006, and changes during the years ending on those dates is presented below:

                                                      Weighted
                                       Number         Average
                                     of Shares     Exercise Price
                                     ---------     --------------
Outstanding at December 31, 2005            --         $   --
  Granted                            2,000,000           0.22
  Exercised                                 --             --
  Cancelled                                 --             --
                                     ---------
Outstanding at June 30, 2006         2,000,000         $ 0.22

Options exercisable at
  December 31, 2005                         --         $  N/A
Options exercisable at
  June 30, 2006                             --         $  N/A

  The  following  tables  summarize   information   about  fixed  stock  options
outstanding and exercisable at June 30, 2006:

                            Stock Options Outstanding

                                Weighted Average
                   Number of        Remaining         Weighted
   Range of         Shares         Contractual        Average
Exercise Prices   Outstanding     Life in Years    Exercise Price
---------------   -----------     -------------    --------------
     $0.22         2,000,000           9.8             $0.22


                        Stock Options Exercisable

   Range of        Number of         Weighted
   Exercise         Shares            Average
    Prices        Exercisable     Exercise Price
    ------        -----------     --------------
     $0.22            --                N/A


8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder's election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This
Statement:

                  a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

                  b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

                  c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

                  d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

                  e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," the provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

In July  2006,  the  FASB  issued  FASB  Staff  Position  (FSP)  No.  FAS  13-2,
"Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction," that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting this FSP; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

9.       RECLASSIFICATION

Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform to the 2006 presentation.

10.      SUBSEQUENT EVENT

On July 21, 2006, the Company purchased two properties from Classic which are currently leased from Classic. The purchase price is based on the latest apprised value of HK$28,500,000 (US$3,653,846). The purchase price will be used to offset the accounts receivable due from Classic.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE COMPANY HAS INCLUDED IN THIS QUARTERLY REPORT CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S BUSINESS, OPERATIONS AND FINANCIAL CONDITION. "FORWARD-LOOKING STATEMENTS" CONSIST OF ALL NON-HISTORICAL INFORMATION, AND THE ANALYSIS OF HISTORICAL INFORMATION, INCLUDING THE
REFERENCES IN THIS QUARTERLY REPORT TO FUTURE REVENUE GROWTH, FUTURE EXPENSE GROWTH, FUTURE CREDIT EXPOSURE EARNINGS BEFORE INTEREST,TAXES,DEPRECIATION AND AMORTIZATION, FUTURE PROFITABILITY, ANTICIPATED CASH RESOURCES, ANTICIPATED CAPITAL EXPENDITURES, CAPITAL REQUIREMENTS, AND THE COMPANY'S PLANS FOR FUTURE PERIODS. IN ADDITION, THE WORDS "COULD", "EXPECTS", "ANTICIPATES", "OBJECTIVE", "PLAN", "MAY AFFECT", "MAY DEPEND", "BELIEVES", "ESTIMATES", "PROJECTS" AND SIMILAR WORDS AND PHRASES ARE ALSO INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.

         ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS DUE TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, UNANTICIPATED TECHNOLOGICAL DIFFICULTIES, THE VOLATILE AND COMPETITIVE ENVIRONMENT FOR COMPUTER AND CONSUMER ELECTRONIC PRODUCTS, CHANGES IN DOMESTIC AND FOREIGN ECONOMIC, MARKET AND REGULATORY CONDITIONS, THE INHERENT UNCERTAINTY OF FINANCIAL ESTIMATES AND PROJECTIONS, THE UNCERTAINTIES INVOLVED IN CERTAIN LEGAL PROCEEDINGS, INSTABILITIES ARISING FROM TERRORIST ACTIONS AND RESPONSES THERETO, AND OTHER CONSIDERATIONS DESCRIBED AS "RISK FACTORS" IN OTHER FILINGS BY THE COMPANY WITH THE SEC INCLUDING ITS ANNUAL REPORT ON FORM 10-K. SUCH FACTORS MAY ALSO CAUSE SUBSTANTIAL VOLATILITY IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK. ALL SUCH FORWARD-LOOKING STATEMENTS ARE CURRENT ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS WERE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH ANY SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

         CORPORATE BACKGROUND

         The Company, through its wholly-owned subsidiaries Atlantic Components Limited, a Hong Kong corporation ("Atlantic") is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. The Company's wholly-owned subsidiary Alpha Perform Technology Limited ("Alpha"), which previously engaged in this business, cease activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

         As of June 30, 2006, ACL had more than 150 active customers in Hong Kong and Southern China.

         ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin, policies for revenue recognition, and allowance for doubtful accounts. The methods, estimates and judgments ACL use in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

         INVENTORY VALUATION.Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of June 30, 2006 over the next five years and thereafter:


                                         Payments by Period

---------------------------------------------------------------------------------------------------
                                                     LESS
                                                     THAN          1-3          4-5        AFTER 5
                                       AMOUNT       1 YEAR        YEARS        YEARS        YEARS
                                       ------       ------        -----        -----        -----
Operating Leases                        193,119      123,888       69,231           --           --
Line of credit and notes payable -
short-term                            4,083,841    4,083,841           --           --           --
                                     --------------------------------------------------------------
  Total Contractual Obligations      $4,276,960   $4,207,729   $   69,231   $       --   $       --
                                     ==============================================================

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

         Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company's sales decision and expenses in the next 12 months.

NET SALES

Sales are recognized upon the transfer of legal title of the electronic components to the customers.

The quantities of memory products the Company sells fluctuate with the changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. The Company's decision of its product combination is critical for the Company's overall performance.

Overall product demand in the semiconductor business declined during the second quarter of 2006. The Company believes such decline to have resulted in part from the "World Cup" taking place in the second quarter, which slowed down the overall consumer spending during the period. In reaction to the overall market slowdown, the Company changed its sales strategy focus on sales of dual in-line memory modules (DIMM) of both DDR and DDR 2, used in the PC market, in addition to FLASH memory. The Company believes that its balance of sales between DIMM and Flash sales resulted in an increase in the Company's overall gross profit by 180% compared to the same period of 2005. The Company also continues to keep its inventories at a relatively low level which reduces its average maintenance costs. The Company believes that an increase in variety of NAND Flash-based storage applications and multimedia handheld gadgets hasboosted the NAND demand in the past months. The strengthening features of 3C (computer, consumer electronics & communications) products require larger memory density. The MP3 player market is estimated to have represented approximately 43% of the total FLASH consumption for 2006. However, while consumer electronics giants like Apple have been able to capture a large shares of the MP3 market, 2nd and 3rd tier manufacturers of MP3 players in Hong Kong and South China have been struggling to compete and gain market share. The Company believes hundreds of factories have gone out of business or changed their production lines, as a result of weak market demand for FLASH toward the end of the second quarter. The price for the high-capacity 16Gb memory products peaked at US$40.50 at the beginning of April 2006, however, its price dropped substantially during the second quarter of 2006 to approximately US$31.40 at the end of June 2006.

The PC market on the other hand was quite stable during the most part of the second quarter in 2006. In regards with the Graphic Ram, there were some shortages on the 16x16 Graphic DDR targeting mainly for entry-level and mid-range VGA card, while 16x32 Graphic DDR has a more advanced application coverage from Notebook to high-end game console, which is mainly used in Sony and Microsoft products. The price for Graphic Ram tends to be more stable than that of PC DRAM. The Company expects to continue evaluate the market to ensure a healthy product portfolio.

Sales for PC memory modules (DIMM) are expected to be higher in the third quarter due to increased demand for computer products during the summer and back-to-school seasons. The demand for DDR 2 modules is expected to increase gradually as both AMD and Intel reduced the prices for their CPU at the end of July 2006 which the Company expects will boost the DDR 2 demand.

The Company expects demand for FLASH memory products, after a weak second quarter, to increase in anticipation of the holiday season, with Apple and Sony having the largest demand which may cause a shortage of the Flash memory in the market during the second half of the year. Sony is planning to launch the new version of PSP2 and PMP with 8Gb and 10Gb Flash memory. It is predicted that Apple and Sony will capture approximately 41% of the total NAND Flash sales. The market is expected to focus on the launch of the new products from Apple and Sony which will become a key factor determining the Flash prices in the coming months.

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

OPERATING EXPENSES

         The Company's operating expenses for the three months and six months ended June 30, 2006 and 2005 comprised of selling and general and administrative expenses.

         Selling expenses consisted primarily of and external commissions paid to external sales personnel and costs associated with advertising and marketing activities.

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

RESULTS OF OPERATIONS

         The following table sets forth unaudited statements of operations data for the three months and six months ended June 30, 2006 and 2005 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.

                                   Three Months    Three Months    Six Months      Six Months
                                   Ended           Ended           Ended           Ended
                                   June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                   -------------   -------------   -------------   -------------
                                                            (Unaudited)
Net Sales                            100%            100%            100%            100%
Cost of sales                      96.60%          99.05%          96.39%          97.80%

Gross Profit                        3.40%           0.95%           3.61%           2.20%

Operating expenses:
 Selling                            0.71%           0.38%           0.79%           0.45%
 General and administrative         2.42%           1.68%           2.10%           1.74%
 Total operating expenses           3.13%           2.06%           2.89%           2.19%

Income (loss) from operations       0.27%          -1.11%           0.72%           0.01%

Other expenses:
Interest expenses                  -0.67%          -0.21%          -0.64%          -0.18%
Miscellaneous                       0.11%          -0.01%           0.10%          -0.01%

Income (loss) before income taxes  -0.29%          -1.33%           0.18%          -0.18%

Income taxes expenses (benefits)    0.09%          -0.21%           0.11%           0.02%

Net income (loss)                  -.038%          -1.12%           0.07%          -0.20%

UNAUDITED THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

         NET SALES

         Sales decreased by $5,456,751 or 20.6% from $26,500,614 in the three months ended June 30, 2005 to $21,043,863 in the three months ended June 30, 2006. The decrease was mainly due to drop in demand and shortage of supplies of Samsung products while there was the "World Cup" effect slowing down the whole consumer spending during the second quarter of 2006.

         COST OF SALES

         Cost of sales decreased by $5,922,036, or 22.6%, from $26,250,016 for the three months ended June 30, 2005 to $20,327,980 for the three months ended June 30, 2006. The decrease in cost of sales is comparable to the decrease of sales. As a percentage of sales, cost of sales decreased slightly to 96.60% of sales in the three months ended June 30, 2006 from 99.05% of sales in the three months ended June 30, 2005.

         GROSS PROFIT

         Gross profit increased by $465,285 or 185.7%, from $250,598 for the three months ended June 30, 2005 to $715,883 for the three months ended June 30, 2006. The Company's gross profit increased slightly to 3.4% of sales in the three months ended June 30, 2006 compared to 1% of sales in the three months ended June 30, 2005, as a result of shortage of supplies of Samsung products for the second quarter of 2006.

         OPERATING EXPENSES

         Selling expenses increased by $49,300 or 49.2%, from $100,177 for the three months ended June 30, 2005 to $149,477 for the three months ended June 30, 2006. This increase was principally attributable to sales commission expenses incurred in the second quarter of 2006. As a percentage of sales, sales and marketing expenses increased to 0.71% of sales for the three months ended June 30, 2006 as compared to 0.38% of sales for the three months ended June 30, 2005.

         General and administrative expenses increased $52,722 or 11.5% from $456,764 in the three months ended June 30, 2005 to $509,486 in the three months ended June 30, 2006. Except for fair value of the options granted to certain employees in the amount of $128,122, general and administrative expenses for such periodsdecreased by $75,400 which was principally attributable to a decrease in certain expenses, such as insurance, entertainment and bad debts

         INCOME (LOSS) FROM OPERATIONS

         Income from operations for the Company was $56,920 for the three months ended June 30, 2006 compared to a loss of $306,343 for the three months ended June 30, 2005, an increase of income by $363,263 or 118.6%. This increase was the result of increase of gross profit and decrease of general and administrative expenses during the second quarter of 2006.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $94,301, or 204.9%, from $46,022 in the three months ended June 30, 2005, to $140,323 in the three months ended June 30, 2006. This increase is mainly due to increase of the use of the short-term borrowings from the bank and increase in interest rate. We expect our interest expense continue to increase in 2006 because of increase of interest rate.

         INCOME TAX

         Income tax increased by $76,555 or 134.7% from tax benefit $56,815 for the three months ended June 30, 2005 to an income tax $19,740 for the three months ended June 30, 2006, due to an increase of income before taxes increase for the three months ended June 30, 2006.

         NET LOSS

         The Company's net loss decreased by $218,243 or 73.4% from loss $297,365 the three months ended June 30, 2005 to $79,122 for the three months ended June 30, 2006 primarily due to increase of profit margin and decrease of general and administrative expenses.

UNAUDITED SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

         NET SALES

         Net sales decreased by $8,927,351 or 16.2% from $55,146,867 in the six months ended June 30, 2005 to $46,219,516 in the six months ended June 30, 2006. This decrease resulted primarily due to drop in demand and shortage of supplies of Samsung products while there was additionally the "World Cup" effect slowing down the consumer spending for the first half year of 2006.

         COST OF SALES

         Cost of sales decreased by $9,380,692 or 17.4% from $53,933,388 in the six months ended June 30, 2005 to $44,552,696 in the six months ended June 30, 2006. The cost of sales decreased in proportion to the decrease of net sales.

         GROSS PROFIT

         Gross profit increased by $453,341 or 37.4% from $1,213,479 in the six months ended June 30, 2005 to $1,666,820 in the six months ended June 30, 2006. The gross profit % increased by 1.41% from 2.2% in the six months ended June 30, 2005 to 3.61% in the six months ended June 30, 2006. The increase in gross profit % was primarily attributable to the shortage of supplies of Samsung products for the first half year of 2006. We expect the gross profit be at this level in the coming months, but will improve if the Company can successfully diversify its businesses and products.

         OPERATING EXPENSES

         Selling expenses increased by $114,845 or 46.2% from $248,832 in the six months ended June 30, 2005 to $363,677 in the six months ended June 30, 2006. The increase was primarily attributable to the sales commission expenses incurred for the first half year of 2006.

         General and administrative expenses increased by $10,599 or 1.1% from $957,974 in the six months ended June 30, 2005 to $968,573 in the six months June 30, 2006. This increase was principally attributable to the fair value of options granted to certain employees during the six months ended June 30, 2006. ACL expects the general and administrative expenses in the second of half of 2006 be at the same approximate level of the first half in the year of 2006.

         INCOME (LOSS) FROM OPERATIONS

         Income from operations increased by $327,897 or 4,914% from $6,673 in the six months ended June 30, 2005 to $334,570 in the six months ended June 30, 2006. The increase was mainly due to an increase in gross profit which as mentioned above increase by $453,341.

         OTHER INCOME (EXPENSES)

         Interest expenses increased by $195,101 or 195% from $100,054 in the six months ended June 30, 2005 to $295,155 in the six months ended June 30, 2006. This increase is mainly due to increase of the use of the short-term borrowings from the bank and increase in interest rate. We expect our interest expense continue to increase in 2006 because of increased interest rates.

         INCOME TAX

         Income tax increased by $42,134 or 443.5% from $9,500 in the six months ended June 30, 2005 to $51,634 in the six months ended June 30, 2006 due to an increase of profit for the six months ended June 30, 2006.

         NET INCOME (LOSS)

         Net income increase by $141,130 or 132.6% from a loss of $106,473 in the six months ended June 30, 2005 to a profit of $34,657 in the six months ended June 30, 2006. It is mainly due to increase in gross profit together with reduction of general and administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company's principal uses of cash have been for operations and working capital. The Company anticipates these uses continue be its principal uses of cash in the future.

         The Company may require additional financing in order to finance our growing business and implement its business plan. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million through short-term borrowings from the banks in order to finance the purchase of Samsung memory products from Samsung HK and credits given to its customers. As the anticipated cash generated by the Company's operations are insufficient to fund its growth, the Company needs to continue borrowing or raising additional working capital. There is no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as our operating results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

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

         Although we believe our expectations of future growth are reasonable, ACL cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update our expectation after the date of this report to conform them to actual results or to make changes in our expectations.

         In the six months ended June 30, 2006, net cash used for operating activities was $1,858,803 while in the six months ended June 30, 2005, net cash provided by operating activities was $413,504, an increase in net cash used for operating activities of $2,272,307. This increase was primarily due to increase of inventories value and accounts receivable from related parties at June 30, 2006.

         In the six months ended June 30, 2006, net cash used for investing activities was $631,316 while in the six months ended June 30, 2005, ACL used $389,069 in investing activities, an increase in cash used of $242,247. Increase was primarily due to the increase of restricted cash deposited with the bank as part of the terms for its bank borrowings during the six months ended June 30, 2006.

         In the six months ended June 30, 2006, net cash provided by financing activities was $1,241,556 while in the six months ended June 30, 2005, net cash provided by financing activities was $291,751, an increase of $949,805. Increase was primarily due to increase of borrowings on the lines of credit and loan facilities.

         An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China and to diversify its businesses and products in the near future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.5% to 1.0% over the Best Lending Rate (currently at the range of 8.0 to 8.25% per annum) prevailing in Hong Kong. For the six months ended June 30, 2006 and the six months ended June 30, 2005, ACL did not generate any material interest income or incur significant interest expenses. Due to the increase in the line of credit and notes payables in 2006, ACL believes that changes in interest rates may have a material effect on its liquidity, financial condition or results of operations.

IMPACT OF INFLATION

         ACL believes that its results of operations are not significantly impacted by moderate changes in inflation rates as it expects it will be able to pass these costs by component price increases to its customers.

SEASONALITY

         ACL has not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets; however, it does anticipate an increase in sales of DIMM memory products as a result of a seasonal "back-to-school" increase in PC sales in the third quarter of 2006.

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


                                  ACL SEMICONDUCTORS INC.


Date: August 14, 2006             By:  /s/ Chung-Lun Yang
                                     -------------------------------------------
                                              Chung-Lun Yang
                                              Chief Executive Officer


Date: August 14, 2006             By:  /s/ Kenneth Lap-Yin Chan
                                     -------------------------------------------
                                              Kenneth Lap-Yin Chan
                                              Chief Financial Officer (Principal
                                              Accounting Officer)