Form 10-Q
period 2006-09-30
ACL SEMICONDUCTOR INC
filed 2006-12-20
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006.

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

                               011-852- 2799-1996
                         (Registrant's telephone number)

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

Large accelerated filer [_]_ Accelerated filer [_]_ Non-accelerated filer _[X]_

Indicate whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of September 30, 2006 was approximately $708,491 based upon the closing price of $0.13 of the registrant's common stock on the OTC Bulletin Board, as of the last business day of the most recently completed third fiscal quarter (September 30, 2006). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2006.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                                                        Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and December 31, 2005                                 1-2

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 (unaudited)
         and September 30, 2005                                            3

         Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2006 (unaudited)
         and September 30, 2005                                            4-5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                       6-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     15-23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        23

ITEM 4.  CONTROLS AND PROCEDURES                                           23-24

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  25

SIGNATURES                                                                 26

EXHIBITS                                                                   27-30

ITEM 1. FINANCIAL STATEMENTS.

                             ACL SEMICONDUCTORS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        As of           As of
                                                     September 30,  December 31,
                                                         2006           2005
                                                     (Unaudited)
                                                     -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $   607,283    $2,537,799
  Restricted cash                                      2,692,308       769,231
  Accounts receivable, net of allowance
    for doubtful accounts of $0 for 2006 and 2005      1,153,597       515,557
  Accounts receivable, related parties                 5,876,057     2,175,737
  Inventories, net of reserve of $141,026 for
    2006 and 2005                                      2,614,586     1,087,752
  Refundable deposits                                         --     1,000,000
  Other current assets                                   194,009       263,300
                                                     -----------    ----------

    Total current assets                              13,137,840     8,349,376

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net of
  accumulated depreciation and amortization            3,861,793       102,037

OTHER DEPOSITS                                           375,730       381,044
                                                     -----------    ----------

                                                     $17,375,363    $8,832,457
                                                     ===========    ==========




The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              As of          As of
                                                          September 30,  December 31,
                                                              2006            2005
                                                           (Unaudited)
                                                          -------------  -------------
CURRENT LIABILITIES:
  Accounts payable                                         $ 4,707,383    $ 4,495,819
  Accrued expenses                                             229,782        272,782
  Lines of credit and notes payable                          8,868,125      2,842,285
  Current portion of long-term debt                             87,971             --
  Payable related to debt settlement                                --         76,088
  Due to stockholders for converted pledged collateral         112,385        112,385
  Income tax payable                                           302,089        217,453
  Other current liabilities                                     13,832         55,019
                                                           -----------    -----------

     Total current liabilities                              14,321,567      8,071,831

Long-term debt, less current portion                         1,898,256             --
                                                           -----------    -----------

     Total liabilities                                      16,219,823      8,071,831
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES                                       --             --

STOCKHOLDERS' EQUITY:
  Common stock - $0.001 par value, 50,000,000 shares
    authorized, 27,829,936 issued and outstanding               27,830         27,830
  Additional paid in capital                                 3,488,527      3,360,405
  Amount due from stockholder/director                         (84,060)      (102,936)
  Accumulated deficit                                       (2,276,757)    (2,524,673)
                                                           -----------    -----------

    Total stockholders' equity                               1,155,540        760,626
                                                           -----------    -----------

                                                           $17,375,363    $ 8,832,457
                                                           ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 2006           2005            2006            2005
                                            -------------   -------------   -------------   -------------
NET SALES:
     Related parties
                                             $ 6,457,711     $ 5,060,580      16,203,434      24,668,693
     Other                                    23,695,653      23,770,593      60,175,045      59,379,345
     Less discounts to customers                 (14,143)        (21,635)        (19,742)        (91,632)
                                             -----------     -----------     -----------     -----------

                                              30,139,221      28,809,538      76,358,737      83,956,406

COST OF SALES                                 28,936,358      28,004,464      73,489,054      81,937,853
                                             -----------     -----------     -----------     -----------

GROSS PROFIT                                   1,202,863         805,074       2,869,683       2,018,553

OPERATING EXPENSES:
     Selling                                     202,069         126,060         565,747         374,891
     General and administrative                  606,051         488,050       1,538,049       1,446,025
                                             -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                           394,743         190,964         765,887         197,637

OTHER INCOME (EXPENSES):
     Interest expense                           (191,943)        (53,021)       (487,098)       (153,075)
     Miscellaneous                                35,789           2,565          82,665          (1,028)
                                             -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                       238,589         140,508         361,454          43,534

INCOME TAXES                                      61,905          31,243         113,538          40,742
                                             -----------     -----------     -----------     -----------

NET INCOME
                                             $   176,684     $   109,265     $   247,916     $     2,792
                                             ===========     ===========     ===========     ===========

EARNINGS PER SHARE - BASIC AND DILUTED
                                             $      0.01     $      0.00     $      0.01     $      0.00
                                             ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC
AND DILUTED                                   27,829,936      27,829,936      27,829,936      27,829,936
                                             ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)
                                                                         Nine Months Ended
                                                                  September 30,      September 30,
                                                                      2006               2005
                                                                  -------------      -------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                       $   247,916       $     2,792
                                                                   -----------       -----------

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                     45,758            20,401
      Bad debts                                                             --             6,200
      Change in inventory reserve                                           --           (29,487)
      Fair value of options issued to employees                        128,122                --

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS
      Accounts receivable - other                                     (638,040)         (581,350)
      Accounts receivable - related parties                         (2,700,320)        1,947,972
      Inventories                                                   (1,526,834)          825,466
      Other current assets                                              69,290            (8,760)
      Other deposits                                                     5,314                --

    INCREASE (DECREASE) IN LIABILITIES
      Accounts payable                                                 211,564        (1,199,038)
      Accrued expenses                                                 (43,000)         (288,032)
      Payable related to debt settlement                               (76,088)           66,088
      Income tax payable                                                84,636            10,812
      Other current liabilities                                        (41,187)           (7,027)
                                                                   -----------       -----------
      Total adjustments                                             (4,480,785)          763,245
                                                                   -----------       -----------

      Net cash (used for) provided by
        operating activities                                        (4,232,869)          766,037
                                                                   -----------       -----------

The accompanying notes are an integral part of these condensed consolidated financial statements


                             ACL SEMICONDUCTORS INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                           September 30,      September 30,
                                                               2006               2005
                                                           -------------      -------------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Repayments from stockholders                                   18,876             4,823
  Increase of restricted cash                                (1,923,076)         (769,231)
  Loan repayments by related party                                   --           611,446
  Repayments from related party                                      --            30,000
  Purchases of property, equipment and improvements          (3,805,514)          (30,655)
                                                             ----------       -----------

    Net cash used for investing activities                   (5,709,714)         (153,617)
                                                             ----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds on lines of credit and
    notes payable                                             6,025,840        (1,060,311)
  Principal advance (payments) on long-term debt              1,986,227          (194,729)
  Loan received from related parties                                 --           414,195
  Repayments to related party                                        --           (86,276)
                                                             ----------       -----------

       Net cash provided by financing activities              8,012,067          (927,121)
                                                             ----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,930,516)         (314,701)

CASH AND CASH EQUIVALENTS, beginning of the period            2,537,799           512,548
                                                             ----------       -----------

CASH AND CASH EQUIVALENTS, end of the period
                                                             $  607,283       $   197,847
                                                             ==========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid
                                                             $  487,097       $    53,021
                                                             ==========       ===========
  Income tax paid
                                                             $   20,089       $    29,930
                                                             ==========       ===========

  Increase of accounts receivable-related parties
    through return of acquisition deposits
                                                             $1,000,000       $        --
                                                             ==========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                             ACL SEMICONDUCTORS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1.           BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, "ACL" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 filed in the Form 10-K filed by the Company on April 17, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of September 30, 2006 and December 31, 2005, and the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and the cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

On April 13, 2006, the Company entered into a Rescission Agreement with the seller of Classic Electronics Ltd. ("Classic") to rescind the original Stock Purchase Agreement entered on December 30, 2005. The seller agreed to fully refund the acquisition deposits of $1.0 million during 2006.

The acquisition deposit of $1 million was reclassified to increase the accounts receivable from Classic as the original deposit amount was recorded to offset the accounts receivable from Classic. Due to the termination of the acquisition, the original entry was reversed in the accompanying condensed balance sheets as of September 30, 2006.

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

REVENUE RECOGNITION

Product sales are recognized when products are shipped to customers, when title passes and collection is reasonably assured. Provisions for discounts to customers, estimated returns and allowances and other price adjustments are provided for in the same periods the related revenue is recorded which are deducted from the gross sales.

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

2.       EARNINGS PER COMMON SHARE
 In  accordance  with SFAS No. 128,  "Earnings  Per  Share," the basic  earnings
(loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended September 30, 2006 and 2005, the Company had 2,000,000 and 441,000 shares, respectively, of common stock equivalents at the end of each reporting periods.

3.       RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of September 30, 2006 and December 31, 2005, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $84,060 and $102,936 representing advanced compensation paid. These balances bear no interest and are payable on demand.

For the three months ended September 30, 2006 and 2005, the Company recorded and paid $50,000 and $50,000, respectively, to Mr. Yang, and for the nine months ended September 30, 2006 and 2005, the Company recorded and paid $150,000 and $176,923, respectively, to Mr. Yang as compensation.

During the three months ended September 30, 2006 and 2005, and nine months ended September 30, 2006 and 2005, the Company paid rent of $12,510, $23,077, $58,663 and $46,153, respectively, for Mr. Yang's personal residency as additional compensation.

TRANSACTIONS WITH CLASSIC ELECTRONICS LTD.

During the three months ended September 30, 2006 and 2005, and nine months ended September 30, 2006 and 2005, the Company sold $0, $1,951,509, $0 and $18,710,411, respectively, of memory products to Classic Electronics Ltd. ("Classic"). During the three months ended September 30, 2006 and 2005, and nine months ended September 30, 2006 and 2005, the Company purchased Samsung memory products sourced from other authorized distributors of $0, $1,289,368, $0 and $5,054,434, respectively, from Classic to satisfy part of its product shortage from Samsung HK. The Company had outstanding accounts receivable from Classic totaling $4,645,993 and $2,175,737, respectively, as of September 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million.

The Company leased one of its facilities and Mr. Yang's personal residence from Classic. At the end of the lease terms on July 21, 2006, ACL acquired this facility and personal residence from Classic (see Note 8 for details). Monthly lease payments for these 2 leases total $6,684. The Company incurred and paid rent expense of ACL of $4,312, $20,053, 44,418 and $63,197 to Classic during the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, respectively.

Mr. Ben Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

On February 21, 2006, a cross corporate guarantee was executed between Classic Electronics Limited and Atlantic Components Limited for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities can be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic Electronics Limited and companies other than Atlantic Components Limited. Subsequently, the cross guarantees have been released on December 7, 2006.

On July 6, 2006, a cross corporate guarantee was executed between Classic Electronics Limited and Atlantic Components Limited for banking facilities to be co-utilized with The Bank of East Asia Limited. The cross guarantee was temporarily created due to selling of properties from Classic Electronics Limited to Atlantic Components Limited. During the period of execution of the assignment of legal title, The Bank of East Asia Limited requested a cross guarantee for both companies. All facilities and outstanding loan balances were booked under and utilized by Atlantic Components Limited which will not absorb any losses from Classic Electronics Limited. Subsequently, the cross guarantees have been released in December 8, 2006.

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company recognized revenues of $0, $2,600,665, $0 and $5,072,859 from the sale of memory products to Kadatco Company Ltd. ("Kadatco"). There were no outstanding accounts receivable due from Kadatco as of September 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company sold $0, $0, $0 and $165,225, respectively, to Rambo Technologies Ltd. ("Rambo"). There were no outstanding accounts receivable due from Rambo as of September 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company purchased $0, $316,708, $0 and $874,553, respectively, from Rambo. There were no outstanding accounts payable due to Rambo as of September 30, 2006 and December 31, 2005.

Mr. Ben Wong, a director of the Company, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company sold $5,831,407, $508,406,
$8,482,459 and $508,406, respectively, to Aristo Technologies Ltd. ("Aristo"). Outstanding accounts receivable totaled $230,064 and $0 as of September 30, 2006 and December 31, 2005 respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company purchased $131,328, $100,822, $419,880 and $100,822, respectively, from Aristo. Outstanding accounts payable totaled $0 and $0 as of September 30, 2006 and December 31, 2005 respectively. Net accounts receivable totaled $230,064 and $0, as of September 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Aristo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company sold $0, $0, $0 and $1,652, respectively, to Atlantic Netcom Ltd. ("Atlantic Netcom"). Outstanding accounts receivable totaled $0 as of September 30, 2006 and December 31, 2005, respectively. The Company has not experienced any bad debt from this customer in the past.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company sold $0, $0 $0 and $55,122, respectively, to Solution Semiconductor (China) Ltd. ("Solution"). Outstanding accounts receivable totaled $0 as of September 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, the Company purchased $0, 0, $0 and $22,019, respectively, from Solution. There are no outstanding accounts payable due to Solution as of September 30, 2006 and December 31, 2005.

On August 31, 2006, the Company entered into a lease agreement with Solution pursuant to which the Company leases one industrial property for office use for a monthly lease payment of $859. The lease agreement for this property expires on August 31, 2008. The Company incurred and paid an aggregate rent expenses of $859 and $0 to Solution during the three months ended September 30, 2006 and 2005.

Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company sold $0, $0, $0 and $61,910, respectively, and received service charges $2,564, $0, $2,564 and $0, respectively, from Systematic Information Ltd. ("Systematic"). There are no outstanding accounts receivable due from Systematic as of September 30, 2006 and December 31, 2005.

The Company has not experienced any bad debt from this customer in the past.

On April 1, 2005, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. The lease agreement for this residency expires on March 31, 2008. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three months ended September 30, 2006 and 2005.

On August 31, 2006, the Company entered into a lease agreement with Systematic pursuant to which the Company leases one industrial property for office use for a monthly lease payment of $641. The lease agreement for this property expires on August 31, 2008. The Company incurred and paid an aggregate rent expenses of $641 and $0 to Systematic during the three months ended September 30, 2006 and 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and a 100% shareholder of Systematic.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company sold $0, $8,657, $0 and $19,074 respectively, and received management fee $1,923, $641, 5,769 and 641, respectively, from Global Mega Development Ltd. ("Global"). There are no outstanding accounts receivable due from Global as of September 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, we received management fee $1,923, $641, $5,769 and 641, respectively, from Intelligent Network Technology Ltd. ("Intelligent"). There are no outstanding accounts receivable due from Intelligent as of September 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, we received management fee of $3,846, $0, $11,538 and $0, respectively, from Systematic Semiconductor Ltd. ("Systematic Semiconductor"). There are no outstanding accounts receivable due from Systematic Semiconductor as of September 30, 2006 and December 31, 2005.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, we sold $0, $0, $0 and $1,460, respectively, to TFT Technologies Ltd. ("TFT"). Outstanding accounts receivable totaled $0 as of September 30, 2006 and December 31, 2005, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Alan Yang the Company's Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and

2005, the Company sold $626,304, $0, $7,720,975 and $0, respectively, to First World Logistics Ltd. ("First World"). Outstanding accounts receivable totaled $0 as of September 30, 2006 and December 31, 2005. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, the Company purchased $0, $0, $825,900 and $0, respectively, from First World. Outstanding accounts payable totaled $0 as of September 30, 2006 and December 31, 2005 respectively.

Mr. Alan Yang, the Company's Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World.

4.       BANK FACILITIES

The Company has certain outstanding revolving lines of credit with Dah Sing Bank Limited, DBS Bank (Hong Kong) Ltd., The Bank of East Asia, Limited and Standard Chartered Bank (Hong Kong) Limited (collectively, the "Banks"). With respect to the Company's debt and credit arrangements, the Company pledged its assets as collateral collectively to the Banks for all current and future borrowings from the Banks by the Company. Such borrowings are secured by:

         1. a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

         2. a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on residential property and workshop located in Hong Kong owned by Atlantic Components Ltd ("Atlantic"), a wholly owned subsidiary of ACL, a security interest on residential property located in Hong Kong owned by Systematic, a related party, and a security interest on residential property located in Hong Kong owned by City Royal Limited, a related party, as collateral for loans from DBS Bank (Hong Kong) Ltd;

         3. a fixed cash deposit of $1,282,050 (HK$10,000,000) plus personal guarantee by Mr. Yang and Mr. Ben Wong and corporate guarantee by Atlantic, as collateral for loans from The Bank of East Asia, Limited;

         4. Corporate guarantee by Atlantic plus unlimited personal guarantee by Mr. Yang and Mr. Ben Wong, as collateral for maximum loan amount of $1,153,846 (HK$9,000,000) from Standard Chartered Bank (Hong Kong) Limited;

         5. unlimited personal guarantee given by Mr. Yang together with a key man life insurance policy on Mr. Yang for $500,000, in each case in favor of Dah Sing Bank Limited in respect of borrowings therefrom.

5.       ECONOMIC DEPENDENCE

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. ("Samsung HK"), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. The Company purchased approximately 76% and 77% of its materials from Samsung HK for the three months ended September 30, 2006 and 2005, respectively, and 76% and 77% for the nine months ended September 30, 2006 and 2005. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability is to a large extent dependent on the provision of management services and financial support by Mr. Yang.

The Company is highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, the Company may not be able to continue its business.

For the three  months  ended  September  30, 2006 and 2005,  and the nine months ended September 30, 2006 and 2005, the Company purchased $22,832,844, 21,097,135, $58,201,788 and $63,940,646, respectively. At September 30, 2006 and
December 2005, accounts payable, net of rebates receivable from Samsung HK, due to Samsung HK were $3,719,366 and $2,450,508, respectively.

6.       SEGMENT REPORTING

The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.       STOCK OPTION PLAN

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Except in the case of Options granted to Officers, Directors and Consultants or as otherwise provided in the Option Agreement, Options shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the Options are granted. The weighted average estimated fair value of stock options granted during 2006 was $0.064 per share. On May 16, 2006, the Company granted a total of 2,000,000 options to three employees. The options were vested immediately and its fair value of $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates which was approximately 3.75%, and expected option life was 0.6 year. A summary of the status of the Company's fixed stock option plan as of September 30, 2006, and changes during the years ending on those dates is presented below:

                                                           WEIGHTED
                                                            AVERAGE
                                            NUMBER         EXERCISE
                                          OF SHARES          PRICE
                                          ---------       ---------
Outstanding at December 31, 2005                 --          $  --
  Granted                                 2,000,000           0.22
  Exercised                                      --             --
  Cancelled                                      --             --
                                          ---------
Outstanding at September 30, 2006         2,000,000          $0.22

Options exercisable at
  December 31, 2005                              --          $ N/A

Options exercisable at
  September 30, 2006                             --          $ N/A

   The  following  tables  summarize   information  about  fixed  stock  options
outstanding and exercisable at September 30, 2006:


                            STOCK OPTIONS OUTSTANDING

                                WEIGHTED AVERAGE
                        NUMBER OF             REMAINING              WEIGHTED
   RANGE OF              SHARES              CONTRACTUAL              AVERAGE
EXERCISE PRICES        OUTSTANDING          LIFE IN YEARS         EXERCISE PRICE
---------------        -----------          -------------         --------------
   $0.22                2,000,000                9.6                    $0.22

               STOCK OPTIONS EXERCISABLE

   RANGE OF           NUMBER OF            WEIGHTED
   EXERCISE            SHARES              AVERAGE
    PRICES           EXERCISABLE        EXERCISE PRICE
   --------          -----------        --------------
    $0.22                --                  N/A


8.       PURCHASES OF REAL ESTATE PROPERTIES FROM CLASSIC

The Company purchased two real estate properties from Classic which were previously leased from Classic. The purchase prices were $3,797,760 including purchase price including certain closing costs of $143,914. The transactions were completed on July 21,2006. The purchase prices for the properties were based on the appraised values estimated by an independent appraiser immediately prior to the closing of these transactions. The Company believed the apprised values of these properties represented the fair value of these properties at the time of the transactions. The outstanding accounts receivable due from Classic was reduced to offset the amounts due to Classic related to these purchases.

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

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will take effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for tax contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements." SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations on cash flows.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 will have a material impact on our financial position or results of operations, as the Company does not currently have any defined benefit pension or other post-retirement plans.

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

 ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

OVERVIEW

         CORPORATE BACKGROUND

         The Company, through its wholly-owned subsidiary, Atlantic Components Limited, a Hong Kong corporation ("Atlantic") is engaged primarily in the business of distribution of memory products under "Samsung" brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. The Company's wholly-owned subsidiary, Alpha Perform Technology Limited ("Alpha"), which previously engaged in this business, ceased activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

         As of September 30, 2006, ACL had more than 150 active customers in Hong Kong and Southern China.

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

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of September 30, 2006 over the next five years and thereafter:

                                                   Payments by Period

------------------------------------------------------------------------------------------------------------
                                                          LESS          1-3          4-5
                                                          THAN          ---          ---          AFTER 5
                                           AMOUNT        1 YEAR        YEARS        YEARS         YEARS
                                           ------        ------        -----        -----         -----
Operating Leases                           107,019         71,288       35,731          ---            ---
Line of credit and notes payable -
short-term                               8,868,125      8,868,125          ---          ---            ---
                                       ---------------------------------------------------------------------
Long Term Loans                          1,986,227         87,971      191,262      206,424      1,500,570
                                       ===================================================================
   Total Contractual Obligations       $10,961,371     $9,027,384     $226,993     $206,424     $1,500,570
                                       ===================================================================

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

The quantities of memory products the Company sells fluctuate with the changes in demand from its customers. The prices set by Samsung that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market. The Company's decision regarding its product combination is critical for the Company's overall performance.

Overall product demand in the semiconductor business increased significantly during the 3rd quarter, due to the market expectation of release of Microsoft Vista and new wave of the personal PC upgrading, stocking activity for the components for the upcoming festival season. The company's 3rd quarter sales increased 4.6% year-on-year basis to US$ 30.1 million, and the gross profit achieved a stunning 50% increase to $1.2 million during the quarter ended September 30, 2006, an improvement from a gross profit % of 2.79% during the quarter ended September 30, 2005 to a gross profit % of 3.99% during the quarter ended September 30, 2006.

System memory demand for both DDR 1 and DDR 2 were increasing steadily during the quarter ended September 30, 2006 owning to the insufficient supply of stocks, the price kept ascending and the transaction volumes remained high, in particular the DDR 2 module and chip's output increased 20% - 30%. The prevailing personal PC models on the market are already equipped with a minimum of 512MB 533 MHz DDR2 module. One such example is the DELL entry level Dimension C 521 ad E521. In line with the setting of Intel and AMD CPU, DDR 2 modules were recognized as the industry standard. As for graphic RAM, DDR2 and DDR 3 were generally accepted as the industry standard from 256MB - 512MB per PC system, replacing the DDR1 256MB - 512 MB.

Flash component price moved upward surprisingly during the current quarter, especially from end July to August 2006. The Flash prices of both contract market and spot market showed a strong increase of up to 30% in the current quarter from the second quarter of 2006 which was the lowest point of the year. The improving Flash market sentiment predicted by major manufactures since end of the first quarter in 2006 finally took place in the third quarter, which were mainly caused by the good sales performance of Apple's iPod series. The iPod series, shifting its core technology from mini-HDD-based storage solution to Flash-based storage solution which, boosted the Samsung MLC (Multi-Level-Cell) Flash demand to it's all-year-high.

The MLC (Multi-Level-Cell) Flash technology was first developed by Toshiba and for quite a long time, Samsung concentrated its Flash technology on SLC (Single-Level-Cell), which is generally accepted as providing a more stable and faster performance in reading, writing and rewriting. The MLC had on the other hand a more cost-effective advantage, with a compromise of its performance in some products, especially for the MP3 players, where a more accurate interaction is required between the Flash component and the control chipset. This created challenges to many control chipset manufactures. However, as in iPod's case, Samsung not only provided a control chipset suitable for its large storage requirement and quick retrieval of information, but also integrated the MLC Flash into the solution. As the Samsung MLC flash output was drained with the production of iPod NANO 2nd generation, the prices for both the MLC and SLC increased substantially which moved the whole Flash market higher. Although the Flash shortage eased toward September of 2006, we largely benefited from it.

The Company expects both the prices and the demands for DDR 1 and DDR 2 component and modules will remain stable through the rest of the year and will improve the Company's gross margin. We are optimistic on the FLASH memory products in the upcoming holiday season, however, the prices may suffer slightly after a surge of prices in the third quarter of this year. In addition, the whole market is awaiting Microsoft's end-of-year launch of Zune MP3 player.

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

OPERATING EXPENSES

         The Company's operating expenses for the three months and nine months ended September 30, 2006 and 2005 comprised of selling and general and administrative expenses.

         Selling expenses consisted primarily of external commissions paid to external sales personnel and costs associated with advertising and marketing activities.

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

RESULTS OF OPERATIONS

         The following table sets forth unaudited statements of operations data for the three months and nine months ended September 30, 2006 and 2005 and should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's financial statements and the related notes appearing elsewhere in this document.


                                   THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                       ENDED             ENDED           ENDED            ENDED
                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                   -------------    -------------    -------------    -------------
                                       2006             2005             2006             2005
                                       ----             ----             ----             ----
                                                              (Unaudited)
Net Sales                               100%               100%            100%            100%
Cost of sales                         96.01%             97.21%          96.24%          97.58%

Gross Profit                           3.99%              2.79%           3.76%           2.40%

Operating expenses:
Selling                                0.67%              0.44%           0.74%           0.45%
General and administrative             2.01%              1.68%           2.01%           1.72%
Total operating expenses               2.68%              2.12%           2.75%           2.17%

Income (loss) from operations          1.31%             -0.67%           1.01%           0.23%
Other expenses:
Interest expenses                     -0.64%             -0.18%          -0.64%          -0.18%
Miscellaneous                          0.11%             -0.00%           0.10%           0.00%

Income (loss) before income taxes      0.78%              0.49%           0.47%           0.05%

Income taxes expenses (benefits)       0.21%              0.11%           0.15%           0.05%

Net income (loss)                      0.57%              0.38%           0.32%           0.00%


UNAUDITED THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

         NET SALES

         Sales increased by $1,329,683 or 4.62% from $28,809,538 in the three months ended September 30, 2005 to $30,139,221 in the three months ended September 30, 2006. The increase was mainly due to the market expectation of release of new product and the new wave of PC upgrading, stocking activities for the components for the upcoming holiday season.

         COST OF SALES

         Cost of sales increased by $931,894, or 3.33%, from $28,004,464 for the three months ended September 30, 2005 to $28,936,358 for the three months ended September 30, 2006. The cost of sales increased in proportion to the increase of net sales.

         GROSS PROFIT

         Gross profit increased by $397,789 or 49.41%, from $805,074 for the three months ended September 30, 2005 to $1,202,863 for the three months ended September 30, 2006. The Company's gross profit increased slightly to 3.99% of sales in the three months ended September 30, 2006 compared to 2.79% of sales in the three months ended September 30, 2005, as a result of the demand and price of system memory and flash component products keeping upward for the third quarter of 2006.

         OPERATING EXPENSES

         Selling expenses increased by $76,009 or 60.30%, from $126,060 for the three months ended September 30, 2005 to $202,069 for the three months ended September 30, 2006. This increase was principally attributable to sales commission expenses incurred in the third quarter of 2006. As a percentage of sales, sales and marketing expenses increased to 0.67% of sales for the three months ended September 30, 2006 as compared to 0.44% of sales for the three months ended September 30, 2005.

         General and administrative expenses increased $118,001 or 24.18% from $488,050 in the three months ended September 30, 2005 to $606,051 in the three months ended September 30, 2006. This increase was principally attributable to an increase in certain expenses, such as depreciation and staff salaries.

         INCOME FROM OPERATIONS

         Income from operations for the Company was $394,743 for the three months ended September 30, 2006 compared to $190,964 for the three months ended September 30, 2005, an increase of income by $203,779 or 106.71%. This increase was the result of increase of gross profit during the third quarter of 2006.

         OTHER INCOME (EXPENSES)

         Interest expense increased by $138,922, or 262.01%, from $53,021 in the three months ended September 30, 2005, to $191,943 in the three months ended September 30, 2006. This increase is mainly due to increase of the use of the short-term borrowings plus new mortgage loans from the bank and increase in interest rate during the period. We expect our interest expense to continue to increase in the fourth quarter of 2006 because of increase of interest rate.

         INCOME TAX

          Income tax increased by $30,662 or 98.14% from $31,243 for the three months ended September 30, 2005 to $61,905 for the three months ended September 30, 2006, due to an increase of income before taxes for the three months ended September 30, 2006.

         NET INCOME

         The Company's net income increased by $67,419 or 61.70% from $109,265 the three months ended September 30, 2005 to $176,684 for the three months ended September 30, 2006 primarily due to increase of net sales and profit margin.

UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

         NET SALES

         Net sales decreased by $7,597,669 or 9.05% from $83,956,406 in the nine months ended September 30, 2005 to $76,358,737 in the nine months ended September 30, 2006. This decrease resulted primarily due to drop in demand and shortage of supplies of Samsung products while there was additionally the "World Cup" effect slowing down the consumer spending for the first half year of 2006.

         COST OF SALES

         Cost of sales decreased by $8,448,799 or 10.31% from $81,937,853 in the nine months ended September 30, 2005 to $73,489,054 in the nine months ended September 30, 2006. The cost of sales decreased in proportion to the decrease of net sales.

         GROSS PROFIT

         Gross profit increased by $851,130 or 42.17% from $2,018,553 in the nine months ended September 30, 2005 to $2,869,683 in the nine months ended September 30, 2006. The gross profit % increased by 1.35% from 2.40% in the nine months ended September 30, 2005 to 3.76% in the nine months ended September 30, 2006. The increase in gross profit % was primarily attributable to the shortage of supplies of Samsung products for the third quarter ended of 2006. We expect the gross profit to be at this level in the coming months, but it will improve if the Company can successfully diversify its businesses and products.

         OPERATING EXPENSES

         Selling expenses increased by $190,856 or 50.91% from $374,891 in the nine months ended September 30, 2005 to $565,747 in the nine months ended September 30, 2006. The increase was primarily attributable to the sales commission expenses incurred for the third quarter of 2006.

         General and administrative expenses increased by $92,024 or 6.36% from $1,446,025 in the nine months ended September 30, 2005 to $1,538,049 in the nine months September 30, 2006. This increase was principally attributable to the fair value of options granted to certain employees in 2006. ACL expects the general and administrative expenses in the remaining quarter of 2006 be at the same approximate level as the third quarter of 2006.

         INCOME FROM OPERATIONS

         Income from operations increased by $568,250 or 287.52% from $197,637 in the nine months ended September 30, 2005 to $765,887 in the nine months ended September 30, 2006. The increase was mainly due to an increase in gross profit which as mentioned above increased by $851,130.

         OTHER INCOME (EXPENSES)

         Interest expenses increased by $334,023 or 218.21% from $153,075 in the nine months ended September 30, 2005 to $487,098 in the nine months ended September 30, 2006. This increase is mainly due to increase of the use of the short-term borrowings plus new mortgage loans from the bank and increase in interest rate. We expect our interest expense to continue to increase in 2006 because of increased interest rates.

         INCOME TAX

         Income tax increased by $72,796 or 178.68% from $40,742 in the nine months ended September 30, 2005 to $113,538 in the nine months ended September 30, 2006 due to an increase of profit for the nine months ended September 30, 2006.

         NET INCOME

         Net income increased by $245,124 or 8,779.51% from $2,792 in the nine months ended September 30, 2005 to $247,916 in the nine months ended September 30, 2006. It is mainly due to increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company's principal uses of cash have been for operations and working capital. The Company anticipates these uses to continue to be its principal uses of cash in the future.

         The Company may require additional financing in order to finance its growing business and to implement its business plan. In order to meet anticipated demand for Samsung's memory products in the Southern China market over the next 12 months, the Company anticipates an additional need of working capital of at least $2.0 million through short-term borrowings from the banks in order to finance the purchase of Samsung memory products from Samsung HK and credits given to its customers. As the anticipated cash generated by the Company's operations are insufficient to fund its growth, the Company needs to continue borrowing or raising additional working capital. There is no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company's business growth and prospects would be materially and adversely affected. If it is an equity financing, the holders of the Company's common stock may experience substantial dilution. In addition, as our operating results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management's control, the Company's capital requirements may increase.

         The following factors, among others, could cause actual results to differ from the expected results: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung's memory products; a decrease in our ability to attract new customers; an increase in competition in the memory products market; and the ability of our customers to obtain financing. These factors or additional risks and uncertainties not known to ACL or that currently deemed immaterial may impair business operations and may cause ACL's actual results to differ materially from any forward-looking statement.

         Although we believe our expectations of future growth are reasonable, ACL cannot guarantee future results, levels of activity, performance or achievements. ACL is under no duty to update our expectation after the date of this report to conform them to actual results or to make changes in our expectations.

         In the nine months ended September 30, 2006, net cash used for operating activities was $4,232,869 while in the nine months ended September 30, 2005, net cash provided by operating activities was $766,037, an increase in net cash used for operating activities of $4,998,906. This increase was primarily due to increase of inventories value and accounts receivable from related parties at September 30, 2006.

         In the nine months ended September 30, 2006, net cash used for investing activities was $5,709,714 while in the nine months ended September 30, 2005, ACL used $153,617 in investing activities, an increase in cash used to $5,556,097. Increase was primarily due to the increase of purchases of fixed assets and restricted cash deposited with the bank as part of the terms for its bank borrowings during the nine months ended September 30, 2006.

         In the nine months ended September 30, 2006, net cash provided by financing activities was $8,012,067 while in the nine months ended September 30, 2005, net cash used for financing activities was $927,121, an increase of $8,939,188. Increase was primarily due to increase of advance on long-term debt and borrowings on the lines of credit and loan facilities.

          An essential element of the Company's growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China and to diversify its businesses and products in the near future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 8.0 to 8.25% per annum) prevailing in Hong Kong. For the nine months ended September 30, 2006 and the nine months ended September 30,

2005, ACL did not generate any material interest income or incur significant interest expenses. Due to the increase in the line of credit and notes payables in 2006, ACL believes that changes in interest rates may have a material effect on its liquidity, financial condition or results of operations.

IMPACT OF INFLATION

         ACL believes that its results of operations are not significantly impacted by moderate changes in inflation rates as it expects it will be able to pass these costs by component price increases to its customers.

SEASONALITY

         ACL has not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets; however, it does anticipate an increase in sales of DIMM memory products as a result of the fourth quarter of 2006.

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

         (b) There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas. The Company has adopted many of the formal and informal suggestions of its former auditors, Stonefield Josephson, Inc., and is implementing weekly and monthly checks to assure that these disclosure controls and internal controls stay in place.

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

     We filed the following current reports on Form 8-K during the period from April 1, 2006 to August 5, 2006:
     Form 8-K filed April 13, 2006 relating to items 1.01 and 9.01

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ACL SEMICONDUCTORS INC.



Date: December 20, 2006              By: /s/ Chung-Lun Yang
                                        -------------------------------
                                             Chung-Lun Yang
                                             Chief Executive Officer





Date: December 20, 2006              By: /s/ Kenneth Lap-Yin Chan
                                        -------------------------------
                                             Kenneth Lap-Yin Chan
                                             Chief Financial Officer (Principal
                                             Accounting Officer)