Form 10-Q/A
period 2006-03-31
ACL SEMICONDUCTOR INC
filed 2006-12-29
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

5.    BANK FACILITIES

The Company has certain outstanding revolving lines of credit with Dah Sing Bank Limited, DBS Bank (Hong Kong) Limited and Standard Chartered Bank (Hong Kong) Limited (collectively, the "Banks"). With respect to the Company's debt and credit arrangements, the Company pledged its assets as collateral collectively to the Banks for all current and future borrowings from the Banks by the Company. Such borrowings are secured by:

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

     3. Corporate guarantee by Atlantic plus unlimited amount personal guarantee by Mr. Yang and Mr. Ben Wong, as collateral for maximum loan amount to $1,153,846 (HK$9,000,000) from Standard Chartered Bank (Hong
          Kong) Limited;

     4. a personal guarantee given by Mr. Yang for unlimited amount together with a key man life insurance policy on Mr. Yang for $500,000 and a personal guarantee to Dah Sing Bank Limited.

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

         (a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q/A

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

                                               ACL SEMICONDUCTORS INC.


Date: December 29, 2006                        By: /s/ CHUNG-YUN LANG
                                                   ------------------
                                                       Chung-Lun Yang
                                                       Chief Executive Officer



Date: December 29, 2006                        By: /s/ KENNETH LAP-YIN CHAN
                                                   ------------------------
                                                       Kenneth Lap-Yin Chan
                                                       Chief Financial Officer