Form 10-Q/A
period 2006-06-30
ACL SEMICONDUCTOR INC
filed 2006-12-29
CIK 934445

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

4.       BANK FACILITIES

The Company has certain outstanding revolving lines of credit with Dah Sing Bank Limited, DBS Bank (Hong Kong) Ltd. and Standard Chartered Bank (Hong Kong) Limited (collectively, the "Banks"). With respect to the Company's debt and credit arrangements, the Company pledged its assets as collateral collectively to the Banks for all current and future borrowings from the Banks by the Company. Such borrowings are secured by:

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


                                  ACL SEMICONDUCTORS INC.


Date: December 29, 2006           By:  /s/ Chung-Lun Yang
                                     -------------------------------------------
                                              Chung-Lun Yang
                                              Chief Executive Officer


Date: December 29, 2006           By:  /s/ Kenneth Lap-Yin Chan
                                     -------------------------------------------
                                              Kenneth Lap-Yin Chan
                                              Chief Financial Officer (Principal
                                              Accounting Officer)