Form 10-K
period 2006-12-31
ACL SEMICONDUCTOR INC
filed 2007-04-17
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED – December 31, 2006

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
(Address of principal executive offices)

(852) 2799-1996
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the	Common Stock - $.001 par value
Act:	The Common Stock is listed on the Over-the-
Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the	None
Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]           No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ]           No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 30, 2007 was approximately $544,994 based upon the closing price of $.10 of the registrant’s common stock on the OTC Bulletin Board, as of the last business day of the most recently completed first fiscal quarter (March 30, 2007). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2007.

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

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to “ACL”, the “Company”,” we”, “us”, “our” or the “Registrant” means ACL Semiconductors Inc. and its subsidiaries.

Table of Contents

Form 10-K Index

PART I

		PAGE
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for the Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity
	Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	24

PART III

Item 10.	Directors and Executive Officers of the Company and
	Corporate Governance	24
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	28
Item 14.	Principal Accounting Fees and Services	33

PART IV

Item 15.	Exhibits, Financial Statement Schedules	33
Signatures		37

PART I

ITEM 1.                BUSINESS

GENERAL

          ACL Semiconductors Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2002. Our predecessor, Print Data Corp. (“Historic Print Data”) was incorporated under the laws of the State of Delaware on August 15, 1984 as a business forms distributor and supplier of office and computer environment supply needs.

          On September 8, 2003, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic (“Mr. Yang”), which set forth the terms and conditions of the exchange by Mr. Yang of his common shares of Atlantic, representing all of the issued and outstanding capital stock of Atlantic, in exchange for the issuance by the Company to Mr. Yang and certain financial advisors of an aggregate twenty five million (25,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”), of Company (the “Transaction”). Pursuant to the Exchange Agreement, the Company and Atlantic agreed, inter alia, to elect Mr. Yang and Mr. Ben Wong to the board of directors ("Board of Directors") of the Company upon the closing of the Transaction (the “Closing”), effective as of that date (the “Closing Date”), at which time, all of the Company's existing directors resigned.

          On September 9, 2003, in contemplation of the Closing and the resultant change in control of the Board of Directors, the Company filed an Information Statement on Schedule 14f-1 with the Securities and Exchange Commission (the “SEC”).

          The Closing occurred on September 30, 2003, upon the satisfaction or waiver of the conditions to the Closing set forth in the Exchange Agreement, as a result of which (i) Atlantic became a wholly-owned subsidiary of the Company, (ii) Mr. Yang received an aggregate of 22,380,000 shares of Common Stock, (iii) the Company’s existing directors resigned and Mr. Yang and Mr. Wong were appointed to fill their vacancies and became the only members of the Board of Directors, and (iv) certain financial advisors to Atlantic became entitled to receive an aggregate of 2,620,000 shares of Common Stock. Giving effect to the Closing (including required issuances to financial advisors), Mr. Yang held approximately 80.4% of the outstanding Common Stock immediately following the Closing.

          On December 16, 2003, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Print Data Corp. to ACL Semiconductors Inc.

          The address of the Company’s principal executive offices and its telephone and facsimile numbers at that address are:

          ACL Semiconductors Inc., B24-B27, 1st Floor, Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong; Phone Number: (852) 2799-1996.

          Business

          The Company is one of authorized distributors in the Hong Kong and Southern China markets of memory products of Samsung Electronics Co., Ltd. (“Samsung”), the world's largest producer of memory chips and a global producer of memory products pursuant to a distribution agreement with Samsung (the “Distribution Agreement”) since 1993. Atlantic was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Samsung appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in the southern region of the People’s Republic of China.

          Since 1993, Atlantic has diversified its product portfolio to include all Samsung’s memory products marketed under the “Samsung” brandname which comprise Dynamic Random Access Memory (“DRAM”), Static Random Access Memory (“SRAM”), Double Data Rate RAM (“DDR”), Graphic Random Access Memory (“Graphic RAM”), NAND FLASH, NOR FLASH, MASK Read Only Memory (“MASK ROM”) and Multi-Chip Packing (“MCP”). Atlantic believes it is the largest and most successful distributor of Samsung memory products in Hong Kong and Southern China.

          The Company’s business objective is to build the best platform for memory solutions for electronics manufacturers globally. It also aims to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets’ demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. The Company works closely with Samsung and presents Samsung with updated market information that it collects from retail channels and corporate users to assist Samsung to plan their production and allocation schedule six months in advance. The Company’s business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, the Company maintains and develops a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, the Company has established distribution channels covering retail outlets and major corporate users in the region which allows those retail or ultimate customers a secure stable supply of Samsung’s memory products with competitive prices. The Company is a non-exclusive distributor of Samsung, and enjoys a minimum guaranteed gross profit margin of approximately 2.5% of products sold in form of sales rebate payable by Samsung.

          Approximately 80% of the Company’s revenues are derived from sales of Samsung memory products. As of December 31, 2006, pricing for the Samsung memory products ranged from approximately $0.17 to $750 per product depending on the product specifications.

          The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2006. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement. As of April 1, 2006, Samsung has confirmed to the Company the annual renewal of the Distribution Agreement for one year.

           Products

          Synchronous Dynamic Random Access Memory ( “SDRAMs”) are high density, low-cost-per-bit, random access memory components. SDRAMs are the most widely used semiconductor memory component in computer peripheral (HDD), DSC (digital still camera), Modems, ADSL Applications, DVD player, STB (set-top box), Digital TV, High Definition TV, PMP (Portable Multimedia Player).

          SRAMs are semiconductor devices that perform memory functions similar to SDRAMs. SRAMs utilize a more complex memory cell and do not require the memory array to be periodically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster than SDRAM, although SRAM has a higher cost-per-bit than SDRAM.

          DDRs (DDR1, DDR2) are random access memory components that transfer data on both 0-1 and 1-0 clock transitions, theoretically yielding twice the data transfer rate of normal RAM or SDRAM. Starting in 2006, the main stream market has been for DDR2 and it will gradually replace DDR1 and Samsung’s products will continue to dominate the DDR market share.

          Graphic RAM is a special purpose DDR (DDR1, DDR2, DDR3) as graphic products require high-speed 3-Dimensional calculation performance and large memory size as data storage buffer for VCD/DVD and computer game display. The current market consumption on graphic products is mainly for DDR 128Mb IC and DDR 256Mb IC with clockspeed up to 500MHz.

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, Digital Still Cameras, Digital Voice Recorders, USB Disks, Flash Cards, etc. Samsung is a major supplier in the world of FLASH products. In 2005, Samsung NAND Flash revenue was approximately USD 6,580 millions representing 35% of Flash’s (NAND + Nor) market share.

          Industry Background

          Memory products are integral parts of a wide variety of consumer products and industry applications including personal computer systems, notebooks, workstations and servers, handheld computer devices, cellular phones, camcorders, MP3 music players, digital answering machines and game boxes, DVD player, STB (set-top box), HDTV and PMP among others. Market trends, such as increased emphasis on high-through put applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. At present, NAND Flash, DDR2 and SDRAM are the major memory products and will continue to be so in the future for Consumer Electronics, PC field and Home Appliance products, and Samsung is among the world’s largest developers and manufacturers of those memory products.

          Customers

          As of December 31, 2006, the Company had over 120 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Classic Electronic Ltd. (“Classic”), a related party, accounted for 0%, 17% and 31% of the Company’s net sales for the years ended December 31, 2006, 2005 and 2004. No other customer accounted for more than 25% of the Company’s net sales for 2006, 2005 and 2004, respectively. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

          Sales and Marketing

          As of December 31, 2006, the Company employed a total of 11 salespeople, each of whom has several years experience in the memory products industry. Nine of these salespeople are stationed in the Company’s headquarters in Hong Kong; and two of them work out of the Company’s representative office in Shenzhen, China as customer liaisons. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

          Market Research

          The Company invests significant resources in market research for its own account to provide prompt and accurate market intelligence and feedback on a weekly or on demand basis to Samsung in order to assist Samsung’s production planning and products allocation functions and thus maintains a close business relationship with Samsung.

          Suppliers

          As of December 31, 2006, a majority of the distributed products are Samsung memory products. Since 1993, our procurement operations have been supported by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a wholly-owned subsidiary of Samsung, to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written long-term distribution agreement in place with Samsung HK. Samsung HK is allocated quantities of Samsung memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong and in the PRC. The distributors that are supported by Samsung HK provide Samsung HK with their own annual estimates of product demand. In case of unexpected strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung HK will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung’s global allocation policy to Samsung HK. In the event of a supply shortage, the market prices of such memory products will rise and any loss of income attributable to our inability to fulfill all of our orders would be offset by the increase in income as a result of any increase in the market prices of such memory products.

          Atlantic relies heavily on Samsung to supply it memory products for distribution to its clients. Atlantic’s relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company.

          Competition

          The memory products industry in the Hong Kong and Southern China markets is very competitive. However, as one of the world’s largest memory products manufacturers, Samsung’s memory products are competitively priced and have an established reputation for product quality and brandname recognition in the retail and PC/Server OEM & Consumer segments. The Company, as one of the largest distributors of Samsung’s memory products for the Hong Kong and Southern China markets, believes it is in a strong competitive position against other US, European, Japanese and Taiwanese memory products manufacturers and distributors.

          Samsung’s principal competitors in the Hong Kong and Southern China markets include Hynix and other Taiwanese manufacturers such as Nanya, PSC, Promos, ISSI and ESMT. The Company’s principal competitors also include the five other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets. Samsung may at its sole discretion increase the number of distributors of its products in Hong Kong and Southern China which would result in increased competition for the Company.

          Regulation

          As of December 31, 2006, the Company’s business operations were not subject to the regulations of any jurisdiction other than China. Although the Company is not formally authorized to do business in the People’s Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company’s pursuit of business growth and opportunities in China.

          Employees

          As of December 31, 2006, the Company had 40 employees. Of the 40 employees, 13 employees are in sales and marketing, 13 employees are in administration, 8 employees are in engineering, 6 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

          The Company’s primary hiring sources for its employees include referrals from existing employees, print and Internet advertising and direct recruiting. All of the Company’s employees are highly skilled and educated and subject to rigorous recruiting standards appropriate for a company involved in the distribution of brandname memory products. The Company attracts talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense.

          Employee Compensation

          For the year ended December 31, 2006, Mr. Yang, the Company’s Chief Executive Officer and director, had annual compensation of $268,280. No long-term compensation was awarded or paid to him in 2006.

          The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Except in the case of options granted to Officers, Directors and Consultants or as otherwise provided in the Option Agreement, options shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the options are granted. On May 16, 2006, the Company granted a total of 2,000,000 options to three employees. The options vested immediately and its fair value of $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates’ which was approximately 3.75% with expected option life of 0.6 year.

ITEM 1A.                RISK FACTORS

          In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in the Company and in analyzing the Company’s forward-looking statements.

If our relationship with Samsung is terminated, we may not be able to continue operations.

          We rely ultimately on Samsung to provide us with memory products for distribution to our clients, though with the consent of Samsung HK, we can purchase the required memory products from other Samsung distributors and use the same method of calculating commission. Our relationship with Samsung is primarily maintained through our Chief Executive Officer Mr. Yang, who has verbally agreed to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace or retain Samsung on favorable terms.

          Although we are not an exclusive distributor of Samsung’s memory products, we believe we are the largest Samsung memory products distributor for the Hong Kong and Southern China markets. Although the Distribution Agreement is subject to annual renewal at Samsung’s option, we do not foresee, based upon the long-term business relationship with Samsung established by Mr. Yang and our sales history with respect to the distribution of Samsung’s memory products, any significant obstacles to obtaining renewals of the Distribution Agreement in the foreseeable future. However, no assurances can be given that Samsung will definitely renew the Distribution Agreement or, if renewed, on terms satisfactory to us.

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

          We are dependent on the computer market as many of the memory products that we distribute are used in PCs or peripheral products. DRAMs are the most widely used semiconductor components in PCs. In recent years, the growth rate of PCs sold has slowed or declined. If there is a continued reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our memory products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

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

          Samsung needs to dedicate significant resources to product design and development to respond to customer demand for the continued diversification of memory products. If Samsung is unable or unwilling to invest sufficient resources to meet the diverse memory needs of customers, we, as a Samsung memory products’ major distributor may lose market share. In addition, as we diversify our product lines, we may encounter difficulties penetrating certain markets, particularly markets where we do not have existing customers. If we are unable to respond to customer demand for market diversification in a cost-effective manner, our results of operations may be adversely affected.

          If Samsung’s global allocation process results in Samsung HK not having sufficient supplies of memory product to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. Although such shortages are infrequent, there was such a shortage during the three months ended March 31, 2004 and no assurance can be given that such shortages will not occur in the future. Currently, due to increased demand in FLASH memory, ACL also experiences insufficient supplies of such products from Samsung and loss of sales.

If Samsung’s manufacturing process is disrupted, our results of operations, cash flows and financial condition could be adversely affected.

          Samsung manufactures products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production. From time to time, we have experienced minor disruptions in product deliveries from Samsung and we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in loss of revenues or affect our customer relationships.

We are heavily dependent upon the electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

          Our business is heavily dependent on the electronics industry. A majority of our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles, which have occurred in the past and are likely to occur in the future. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations.

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

           We anticipate that we will require additional equity financing in order to reduce our long-term debts and implement our business plan of increasing sales in the Southern China markets. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on terms acceptable to us. If we obtain such financing, the holders of our common stock may experience substantial dilution.

Our major stockholder controls our business, and could delay, deter or prevent a change of control or other business combination.

          One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 80.4% of our outstanding common stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our stock price has been volatile and may fluctuate in the future.

          There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to March 31, 2006, the closing price of our common stock fluctuated from a per share high of $2.95 to a low of $0.06 per share. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our common stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and any other unpredictable and uncontrollable factors.

If additional authorized shares of our common stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

          We are authorized to issue 50,000,000 shares of common stock. As of December 31, 2006, there were 27,829,936 shares of our common stock issued and outstanding.

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

  "Boiler room" practices involving high-pressure sales tactics;

  Manipulation of prices through prearranged matching of purchases and sales;

  The release of misleading information;

  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

          Our principal offices occupy approximately 4,989 square feet gross floor area located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, which was acquired from Classic, a related party, on July 21, 2006 (see Note 10 - Related Party Transactions ). Mr. Ben Wong, one of our directors, is also a director of Classic.

          We lease a warehouse unit of approximately 1,846 square feet gross floor area located at B14-15, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for one year from May 23, 2005 to May 22, 2007 from Lin Chin Hsiung with monthly lease payments of HK$15,000 (approximately US$1,923).

          We lease a warehouse unit of approximately 873 square feet gross floor area located at B9, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years from Systematic Information Limited expiring on August 31, 2008, with monthly rental payments of HK$5,000 (approximately US$641). Mr. Ben Wong, one of our directors, is also a director of Systematic Information Limited.

          We lease a warehouse unit of approximately 968 square feet gross floor area located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years with Solution Semiconductor (China) Ltd. which expiring on August 31, 2008, with monthly rentals of HK$6,700 (approximately US$859). Mr. Ben Wong, one of our directors, is also a 99% shareholder of Solution Semiconductor (China) Ltd.

          We leased approximately 3,000 square feet gross floor area for Mr. Yang’s personal residence located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong from Classic. The lease agreement expired and it was acquired by Atlantic on July 21, 2006.

          We lease an office unit of approximately 1,273.8 square feet gross floor area located at Room 2307, 23/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is from June 1, 2006 to May 31, 2008 with monthly lease payments of RMB8,000 (approximately US$1,026).

          In the event that the above facilities become unavailable, we believe that alternative facilities could be obtained on a competitive basis.

ITEM 3.                LEGAL PROCEEDINGS.

          In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company’s knowledge, threatened litigation or administrative action (including litigation or action involving the Company’s officers, directors or other key personnel) which in the Company’s opinion has, had, or is expected to have, a material adverse effect upon its business, prospects, financial condition or operations.

          Professional Traders Fund, LLC (“PTF”) had filed a complaint, dated February 8, 2005, against the Company in the Southern District of New York alleging breach of contract for the nonpayment of a 12% subordinated convertible note from the Company to PTF in the principal amount of $250,000. PTF was seeking $239,850 plus default interest, costs and attorneys fees. On August 16, 2005, the Company and PTF entered into a settlement agreement whereby the Company agreed to pay PTF pursuant to a payment schedule a total of $255,291.50, which amount includes all post judgment legal expenses and payment by PTF of $1,400 to the stock transfer agent. The outstanding payable amount related to this settlement was $76,088 as of December 31, 2005. The final installment was fully paid in February 2006. On March 6, 2006, PTF filed a satisfaction of judgment.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarters ended	High	Low

Quarter ended March 31, 2007
Quarter ended March 31, 2007	$0.12	$0.10

Fiscal Year ended December 31, 2006:
Quarter ended December 31, 2006	$0.18	$0.07
Quarter ended September 30, 2006	$0.13	$0.08
Quarter ended June 30, 2006	$0.24	$0.11
Quarter ended March 30, 2006	$0.27	$0.12

Fiscal Year ended December 31, 2005
Quarter ended December 31, 2005	$0.13	$0.06
Quarter ended September 30, 2005	$0.27	$0.12
Quarter ended June 30, 2005	$0.36	$0.13
Quarter ended March 31, 2005	$0.45	$0.25

          Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

          As of April 12, 2007, the last reported sale price of our common stock, as reported by the OTC Bulletin Board, was $0.12 per share.

          As of April 12, 2007, there were approximately 368 holders of record of our common stock.

Dividend Policy

Since our recapitalization with Atlantic, effective September 30, 2003, we have never paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

           As of December 31, 2005, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants). On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business. As of March 31, 2006, 5,000,000 shares of Common Stock were reserved for issuance under the Plan and no options have been granted. We intend to file a Schedule 14(c) Information Statement with respect to the Plan.

ITEM 6.                SELECTED FINANCIAL DATA.

          The following consolidated selected financial data, at the end of and for the last three fiscal years, should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data are derived from our consolidated financial statements that have been audited by Jeffrey Tsang & Co. CPA, our independent registered public accounting firm, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	2006	2005	2004	2003	2002
Net Sales	$105,642,123	$110,207,743	$133,243,690	$72,672,797	$85,343,249
Net income (loss)	$555,404	$259,515	$(454,006)	$(1,437,670)	$986,876
Earnings (loss) per common
share	$0.02	$0.01	$(0.02)	$(0.06)	$0.04
Total Assets	$21,121,354	$8,832,457	$10,265,983	$9,570,808	$7,215,169
Long-term Debt	$ 1,900,997	$ -	$65,522	$194,703	$1,071,503
Weighted average number of
shares outstanding – basic and	27,829,936	27,829,936	27,829,936	22,380,000	22,380,000
diluted

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and the related notes included elsewhere in this report.

Overview

          Corporate Background

          We are engaged primarily in the business of distribution of memory products under “Samsung” brandname which comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets.

As of December 31, 2006, we had over 120 active customers in Hong Kong and Southern China.

          Pricing for the Samsung memory products ranges from approximately $0.17 to $750 depending on the product specifications. We also sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

          For the years ended December 31, 2006, 2005, and 2004, the largest 5 customers accounted for 41%, 43% and 48% of our net sales, respectively. As of December 31, 2006, we had a working capital of $71,388 and accumulated deficit of $1,969,269. We generated net sales of $105,642,123 for the year ended December 31, 2006 and recorded a net income of $555,404. In addition, during the year ended December 31, 2006, net cash used for operating activities amounted to $6,842,530.

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

          Plan of Operations

          Our business objectives are to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets’ demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, we work closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule six months in advance. Our business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, we maintain and develop a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, our established distribution channels covering retail outlets and major corporate users in the region allow those retail or ultimate customers a secure stable supply of Samsung’s memory products with competitive prices. We are a non-exclusive distributor of Samsung, and enjoy a minimum guaranteed gross profit margin of approximately 2.5% of products sold in form of sales rebate payable by Samsung.

Accounting Principles; Anticipated Effect of Growth

          Below is a brief description of basic accounting principles which we adopt in determining our recognition of revenues and expenses, as well as a brief description of the effects that management believes its anticipated growth will have on revenues and expenses in the next 12 months.

Net sales

          Net Sales are recognized upon the transfer of legal title of the electronic components to the customers. As of December 31, 2006 we had over 120 active customers.

          Sales in the second half of 2006 increased 28% compared to the first half of 2006, because of the high seasonal demand in the Memory business in the third and fourth quarters. The sales volume for 2006 dropped slightly by 5% compared to 2005, meeting the groups’ expectation for 2006 in general. The memory unit price normally keeps decreasing through a product’s life cycle and as a result the actual units sold increased in proportion to the decrease in unit price.

          The Company’s gross profit margin had improved from an average 2.9% to 3.8% year-on-year base, achieving a 30% increase. The Registrant experienced increased demand in China both in Flash card and MP3 player market. The Flash component trading contributed to the increase in sales of the Company. This occurred because of a fall in the unit price of Flash component which resulted in an increase in its application and demand. The market is sensitive to any price change and it was profitable for any Flash card manufacturer entering a mature market where Flash component price contributed to most of the cost. The MP3 market with a smaller share in sales volume had a better profit margin because of a different cost structure. The MP3 market recovered significantly after a dull 2005.

          The DRAM business had a better margin than the Flash business in general as there was a large consumer electronic market with key applications being HDTV, DVD player and set-top boxes. On the PC front, the overall VGA RAM sales increased as the newly launched Vista required VGA card with higher speed and larger capacity.

          On the demand side, we are expecting the consumer market to move towards higher capacity of Flash component usage in line with the promotion of build-in 4GB and 8GB mobile phones and the prospect of high-capacity MP3 players shipment for 2007.

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung HK, a wholly-owned subsidiary of Samsung, although there is no written long-term supply agreement in place between us and Samsung HK. Our cost of goods, as a percentage of total revenues, amounted to approximately 96.1% for the year ended December 31, 2006 and approximately 97.1% for the year ended December 31, 2005.

Operating Expenses

          Our operating expenses for the years ended December 31, 2006 and 2005 comprised of sales and marketing, general and administrative expenses.

          Selling and marketing expenses consisted primarily of commissions paid to outside sales agent and salary expenses to customer service personnel and costs associated with advertising and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2007. Sales and marketing costs are expected to fluctuate due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, relate primarily to our short-term and long-term bank borrowings.

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2006, 2005, and 2004 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31
		(US$)
	2006	2005	2004

Net sales	105,642,123	110,207,743	133,243,690
Cost of sales	101,544,098	107,004,491	130,130,674
Gross profit	4,098,025	3,203,253	3,113,016

Operating expenses:
Sales and marketing	791,367	745,755	453,862
General and
administrative	2,167,057	2,059,150	2,618,810
Total operating
expenses	2,958,424	2,804,095	3,072,672

Income (loss) from
operations	1,139,601	398,347	40,344
Interest expense	688,693	203,192	402,412
Net income (loss)	555,404	259,515	(454,006)

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

          Net Sales

          Sales decreased by $4,565,620 or 4.1% from $110,207,743 for year ended December 31, 2005 to $105,642,123 for the year ended December 31, 2006. The decrease was mainly due to the decrease in demand and shortage of supplies of Samsung products.

          Cost of Sales

          Cost of sales decreased $5,460,393 or 5.1%, from $107,004,491 for the year ended December 31, 2005 to $101,544,098 for the year ended December 31, 2006. The cost of sales decreased in proportion to the decrease of net sales.

          Gross Profit

          Gross profit increased by $894,772, or 27.9% from $3,203,253 for the year ended December 31, 2005 to $4,098,025 for the year ended December 31, 2006. The gross profit percentage increased to 3.9% of revenue for the year ended December 31, 2006 compared to 2.9% of revenue for the year ended December 31, 2005 mainly due to shortage of supplies of Samsung products. We expect the gross profit for the year ended December 31, 2007 to remain at approximately the same level as the year ended December 31, 2006.

          Operating Expenses

          Sales and marketing expenses increased by $45,612, or 6.1%, from $745,755 for the year ended December 31, 2005 to $791,367 for the year ended December 31, 2006. The increase was principally attributable to the sales commission expenses incurred during the year. As a percentage of sales, sales and marketing expenses increased to 0.75% of sales for the year 2006 as compared to 0.68% of sales for the year of 2005. We expect the sales and marketing expenses for the year ended December 31, 2007 to remain at approximately the same level as the year ended December 31, 2006.

          General and administrative expenses increased $107,907 or 5.2% from $2,059,150 for the year ended December 31, 2005 to $2,167,057 for the year ended December 31, 2006. This increase was primarily attributable to the fair value of options granted to certain employees and increase in certain expenses, such as depreciation and staff salaries during the year 2006. We will continue to keep general and administrative expenses for the year ended December 31, 2007 at approximately the same level as the year ended December 31, 2006.

          Income from operations was $1,139,601 for the year ended December 31, 2006 compared to $398,347 for the year ended December 31, 2005, an increase of $741,254. The increase was mainly due to increase in gross profit of our products caused by the shortage of memory products in the market during the year. We expect the income from operations for the year ended December 31, 2007 to remain at about the same level as the current year.

          Other income (expenses)

          Interest expense increased $485,501, or 238.9% from interest expense of $203,192 in the year ended December 31, 2005, to $688,693 in the year ended December 31, 2006. The increase was mainly due to increase of the use of short-term borrowings from the bank and increase in interest rates during the year. We expect the interest expense for the year ended December 31, 2007 to increase significantly because of increase in the interest rate.

          Our net income increased by $295,889 from the $259,515 for the year ended December 31, 2005 compared to $555,404 for the year ended December 31, 2006. This increase was mainly due to increase in profit margin. We expect the net income to be adversely affected by the increase in the interest rate.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

          Net Sales

          Sales decreased by $23,035,947 or 17.3% from $133,243,690 for year ended December 31, 2004 to $110,207,743 for the year ended December 31, 2005. The decrease was mainly due to decrease in demand and shortage of supplies of Samsung products.

          Cost of Sales

          Cost of sales decreased $23,126,183 or 17.8%, from $130,130,674 for the year ended December 31, 2004 to $107,004,491 for the year ended December 31, 2005. The cost of sales had decreased in proportion to the decrease of net sales.

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

          Operating Expenses

          Sales and marketing expenses increased by $291,893, or 64.3%, from $453,862 for the year ended December 31, 2004 to $745,755 for the year ended December 31, 2005. The increase was primarily attributable to the sales commission expenses incurred and paid to an external sales agent which generated certain sales orders for the Company. No such sales were subject to commission in 2004.

          General and administrative expenses decreased $559,660 or 21.4% from $2,618,810 for the year ended December 31, 2004 to $2,059,150 for the year ended December 31, 2005. In August 2004, we suffered a loss of $475,591 as a result of theft of certain inventory which was not covered by insurance policy.

          Income from operations was $398,347 for the year ended December 31, 2005 compared to $40,344 for the year ended December 31, 2004, an increase of $358,003. The increase was mainly due to increase in gross profit of our products caused by the shortage of memory products in the market during the year.

          Other income (expenses)

          Interest expense decreased by $199,220, or 49.5% from interest expense of $402,412 in the year ended December 31, 2004, to $203,192 in the year ended December 31, 2005. The decrease was due to a $250,000 amortization of discount related to the convertible debt in 2004.

          Our net income increased by $713,521 from a loss of $454,006 for the year ended December 31, 2004 compared to the income of $259,515 for the year ended December 31, 2005. This increase was due to increase in gross profit and decrease in general and administrative expenses.

Liquidity and capital resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          We may require additional financing in order to finance our growing business and implement our business plan. In order to meet anticipated demand for Samsung’s memory products in the Southern China market in 2006 and for the next 12 months, we have generated USD7.0 million through short-term borrowings from banks to increase the cash flow required to finance the purchase of Samsung memory products from Samsung HK a day in advance of the release of goods from Samsung HK’s warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from such delivery. As the anticipated cash generated by our operations are insufficient to fund our growth requirements, we will need to obtain additional equity funds. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms. In any such event, our business growth and prospects would be materially and adversely affected. In the event of an equity financing, the holders of our common stock may experience substantial dilution. In addition, if our results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

          The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung’s memory products; our ability to attract new customers; an increase in competition in the memory products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deems immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

          Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

          In the year ended December 31, 2006, net cash used in operating activities amounted to $6,287,126 while in the year ended December 31, 2005, net cash provided by operating activities amounted to $2,992,320, an increase of $9,279,446. This increase was primarily due to increase of inventory value and receivables due from related and unrelated parties at the end of 2006.

          In the year ended December 31, 2005, net cash provided by operating activities amounted to $2,992,320 while in the year ended December 31, 2004, net cash used in operating activities amounted to $416,876, an increase of $2,575,444. This increase was caused, in part, by increase in the amount of trade receivables due from related and unrelated parties at the end of 2006.

          In the year ended December 31, 2004, net cash provided by operating activities amounted to $416,876 while in the year ended December 31, 2003, net cash used in operating activities amounted to $216,151, an increase of $633,027. This increase was caused, in part, by a strengthened control in inventory level during the year 2004.

          In the year ended December 31, 2006, net cash used for investing activities amounted to $4,808,105 while in the year ended December 31, 2005, net cash provided by investing activities amounted to $85,744, an increase in cash used by $4,893,849. Increase was primarily due to the increase of purchases of fixed assets and restricted cash deposited with the bank as part of the terms of bank borrowings during the year 2006.

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

          In the year ended December 31, 2006, net cash provided by financing activities amounted to $10,004,918, while in the year ended December 31, 2005, net cash used for financing activities was $1,052,813, an increase of $11,057,731. Increase was primarily due to increase of advance on long-term debt and borrowings on the lines of credit and loan facilities.

          In the year ended December 31, 2005, net cash used for financing activities amounted to $1,052,813, while in the year ended December 31, 2004, we had net cash of $583,368 provided by financing activities, a decrease of cash provided by financing activities of $1,636,181. This decrease was caused by decrease in lines-of-credit and repayment of the balance of long-term debt in the year 2005. We do not expect significant cash to be used for financing activities in the year 2006.

          In the year ended December 31, 2004, net cash provided by financing activities amounted to $583,368 while in the year ended December 31, 2003, we used net cash of $286,353 in financing activities, an increase of cash provided by financing activities of $869,721. This increase was caused by additional proceeds in lines-of-credit of $1.3 million in the year 2004.

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

Dependence of Samsung

          We are highly dependent on the product supplies from Samsung HK. If the relationship with Samsung HK is terminated, we may not be able to continue our business. We have been taking necessary steps to reduce our dependence on Samsung HK, including potential acquisition of a company.

          An essential element of our growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

Quantitative And Qualitative Disclosures About Market Risk

          We are exposed to market risk in changes in interest rates as our bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 8.0% to 8.25% per annum) prevailing in Hong Kong. For the three years ended December 31, 2006, 2005, and 2004, we did not generate any material interest incomes. Accordingly, we believe that changes in interest rates may have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

          We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our customers.

Seasonality

          We have not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

New Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company’s financial statements.

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

          Contractual Obligations

The following table presents our contractual obligations as of December 31, 2006 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	87,134	65,519	21,615	---	---
Line of credit and notes payable –
short-term	10,838,467	10,838,467	---	---	---
Short term loans	250,878	250,878	-	-	-
Long term loans	2,008,735	107,739	223,982	199,153	1,477,861

Total Contractual Obligations	$13,185,214	$11,262,603	$245,597	$199,153	$1,477,861

Critical Accounting Policies

          The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, and allowance for doubtful accounts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on our results we report in our consolidated financial statements.

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

          Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

          Revenue Recognition. We derive revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Computer memory resale revenue is recognized when products have been shipped and collection is probable. An allowance for returns is recorded based on the management’s estimate of sales returns.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Attached hereto and filed as a part of this Annual Report on Form 10-K is our Consolidated Financial Statements, beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On December 19, 2006, Stonefield Josephson, Inc. (“SJI”) was dismissed as the Company’s independent auditors. The removal of SJI was unanimously approved by the Board of Directors of the Company on December 19, 2006. SJI submitted an audit report on April 12, 2006 (except for Note 13 for which the date was April 13, 2006) on the Company’s financial statements for the years ended December 31, 2005 and December 31, 2004. The submitted audit reports contained no adverse opinion, disclaimer of opinion, modification or qualification.

          During the interim period ended September 30, 2006, SJI and the Company had a disagreement regarding applicability of FIN 46 issued by the U.S. Financial Accounting Standards Board. If the disagreement had not been resolved to the satisfaction of SJI, it would have made a reference to the subject matter of the disagreement in connection with its report. The Company was a party to two cross corporate guarantees with variable interest involving Classic. SJI had requested consolidation of the results of Classic for the period February 21, 2006 to September 30, 2006 and de-consolidation of such results for the year ending December 31, 2006. The Company had disagreed with SJI and believed that a consolidation of the Company and Classic was not required under FIN 46 because such cross corporate guarantees were: (a) temporary in nature and had been released; (b) had no adverse implication or expected impact on the financial position of the Company as the cross-guarantees given by the Company were fully secured by collateral provided by Classic, and (c) did not crystallize any gain or loss on the Company. Further, the Company believed that the benefits of adoption of FIN 46 accounting policy outweighed the cost. Since the Company had abandoned the strategic initiative to acquire Classic for the foreseeable future the temporary consolidation of the results of operations and financial position of Classic, the Company believed that it will effectively make the Company’s financial statements incomparable to its past and future filings. It will not make the Company’s financial statements present more fairly its financial position, results of operation and cash flows for the 9-month period then ended.

          The board of directors of the Company discussed the inapplicability of FIN 46 with SJI. The Company had authorized SJI to respond fully to the inquiries of Jeffrey Tsang & Co. (“JTC”), the accountant who had succeeded SJI, concerning the inapplicability of FIN 46.

          The Company had provided SJI with a copy of its Form 8-K that it had filed on December 20, 2006 (the “December 20, 2006 Form 8-K”) regarding the above. The Company had requested SJI to furnish a letter addressed to the SEC stating that it agrees with the Company and, if not, stating the respects in which it did not agree. The Company had requested SJI to provide the letter as promptly as possible so that the Company could file the letter with the SEC within 10 business days after the filing of the December 20, 2006 Form 8-K.

          On December 19, 2006, the Company’s Board of Directors unanimously approved the engagement of JTC, as its auditors. The Company authorized SJI to fully respond to any and all inquiries of JTC, concerning the finances and previously performed audits of the Company.

          During the two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging JTC, neither the Company (nor someone on the Company’s behalf) consulted the newly engaged accountant regarding any matter, except for the following: (a) The Company consulted JTC regarding the applicability of FIN 46 in connection with the matters discussed above. The advice provided by JTC was an important factor considered by the Company in reaching a decision as to the reporting issue. (b) The Company consulted JTC about the applicability of FIN 46 in connection with two cross corporate guarantees with variable interest involving Classic. In its letter dated December 19, 2006, filed as Exhibit 16.2 to the December 20, 2006 Form 8-K, JTC had expressed the view that a consolidation of the Company and Classic was not required under FIN 46 because such cross corporate guarantees were: (a) temporary in nature and released at the date of issue of the report, (b) had no adverse implication or expected impact on the financial position of the Company as the cross-guarantees given by the Company were fully secured by collateral provided by Classic, and (c) did not crystallize any gain or loss on the Company. The benefits of adoption of FIN 46 accounting policy outweighed the costs. Since the Registrant had abandoned the strategic initiative to acquire Classic for the foreseeable future, the temporary consolidation of the results and financial position of Classic will effectively make the Company’s financial statements incomparable to its past and future filings. It will not make the Company’s financial statements present more fairly its financial position, results of operation and cash flows for the 9-month period then ended.

          The Company had consulted SJI about the applicability of FIN 46 in connection with Classic. SJI had requested consolidation of the results of Classic for the period February 21, 2006 to September 30, 2006 and de-consolidation of such results for the year ending December 31, 2006. The Company permitted JTC to review the December 20, 2006 Form 8-K before it was filed. The Company had provided JTC with an opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company’s views or the respects in which it did not agree with the statements made by the Company. JTC had not furnished the Registrant with a clarification or disagreement with the information set forth by the Company, other than the letter dated December 19, 2006, which was filed as Exhibit 16.2 to the December 20, 2006 Form 8-K.

          By letter dated January 4, 2007, SJI responded to the statements made by Company in the December 20 Form 8-K. SJI agreed with the statements made by the Company therein with certain exceptions. With respect to the Company’s description of the disagreement, contrary to what was indicated in the December 20 Form 8-K by the Company, SJI had indicated in its letter that it did not conclude or inform the Company that the financial statements of Classic should be de-consolidated for the year ending December 31, 2006, since at the time of its dismissal it had not seen any evidence that the cross guarantees had been removed by the banks. However, the Company had verbally notified SJI’s officer-in-charge that the Company had received letters both from Standard Chartered Bank (Hong Kong) and The Bank of East Asia Ltd. indicating that they had removed the cross guarantee. SJI did not request the Company to provide such letters and the Company believed that such letters would only affect the period in which such removal of guarantee became effective and not prior periods.

          SJI had further indicated in its letter that the Company did not previously provide SJI conclusive reasons for the Company’s disagreement with the necessity to consolidate the financial statements of Classic. The Company had discussed with SJI on several occasions its reasoning as to why the Company believed it should not be obligated to consolidate its financial statements with the financial statements of

Classic as well as the applicability of FIN 46. The Company and SJI were not able to reach agreement. The Company believed that it had sufficiently communicated to SJI its reasons for disagreeing with the necessity of such consolidation.

          With respect to the consolidation of the financial statements of the Company and Classic, SJI had also indicated in its letter that the board of directors of the Company did not discuss its views on the inapplicability of FIN 46 with SJI. All of the Company’s discussions with SJI related to FIN 46 were conducted by the Company’s Chief Financial Officer, a member of the Board of Directors of the Company. The Company’s Chief Financial Officer, who is a member of the Board, had discussions with the other members of the Board of Directors of the Company about the inapplicability of FIN 46. The Company’s Chief Financial Officer had several discussions with SJI regarding the inapplicability of FIN 46 and had notified the other members of the Board about such discussions. The Company’s Chief Financial Officer had expressed the views of the Board in his discussions with SJI regarding the inapplicability of FIN 46 and had kept the Board apprised of SJI’s views in this regard. SJI had not specifically requested discussions with all members of the Board.

          In its letter, SJI had reiterated its views more fully described in Item 9A-Controls and Procedures in the Company’s Form 10-K for the year ended December 31, 2005 and in the Company’s Form 10-K for the year ended December 31, 2004, during SJI’s audit of the Company’s December 31, 2004 financial statements. Specifically, SJI had referred to: (i) certain transactions that were incorrectly recorded and certain related party transactions that were not initially disclosed in the 2004 financial statements, requiring adjustments and additional disclosures to be made by the Company in those financial statements, and (ii) certain significant deficiencies identified during SJI’s audit of the Company’s December 31, 2004 financial statements, in the Company’s internal control over financial reporting related to (1) the lack of adequate segregation of duties and management’s ability to override any existing controls, (2) the Company’s lack of a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow, and (3) lack of demonstration by the members of the Company’s Board of in-depth understanding of generally accepted accounting principles. Our management acknowledges the existence of these problems, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources.

ITEM 9A. CONTROLS AND PROCEDURES

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.

          Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC as a result of the significant deficiency described below in that subsection captioned “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls”.

Changes in Internal Control over Financial Reporting

          The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Except as noted below in that subsection captioned “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls”, there were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

Other Observations

          In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, our independent auditors also made several other observations relating to our disclosure controls and procedures or internal controls. First, our independent auditors observed that the Company did not have adequate segregation of duties due to its size, and that management had the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, our independent auditors observed that we did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow. Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources. Finally, our independent auditors observed that none of the members of the board of directors demonstrated an in-depth understanding of generally accepted accounting principles. We acknowledge that while we believe our board of director members are proficient in reading and understanding financialstatements, they may not have an in-depth understanding of generally accepted accounting principles.

ITEM 9B.                OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2006, and their biographical information are set forth below:

NAME	AGE	POSITION

Chung-Lun Yang	45	Chairman of the Board of Directors and Chief Executive Officer
Ben Wong	43	Director
Kenneth Lap-Yin Chan	44	Chief Financial Officer

           Chung-Lun Yang, Chairman of the Board and Chief Executive Officer. Mr. Yang became a Director on September 30, 2003. Mr. Yang is the founder of Atlantic and has been a director of Atlantic since 1991. Mr. Yang graduated from The Hong Kong Polytechnic in 1982 with a degree in electronic engineering. From October 1982 until April 1985, he was the sales engineer of Karin Electronics Supplies Ltd. From June 1986 until September 1991, he was Director of Sales (Samsung Components Distribution) of Evertech Holdings Limited, a Hong Kong based company. Mr. Yang has over 15 years’ of extensive experience in the electronics distribution business. Mr. Yang is also a member of The Institution of Electrical Engineers, United Kingdom.

          Ben Wong, Director. Mr. Wong became a Director on September 30, 2003. Since 1992, Mr. Wong has been the vice-president of Atlantic and is responsible for the purchasing, sales and marketing of Atlantic’s products. Mr. Wong graduated from the Chinese Culture University of Taiwan in 1986 with a Bachelor’s Degree of Science in Mechanical Engineering.

          Kenneth Lap-Yin Chan, Chief Financial Officer. Mr. Chan was appointed our Chief Financial Officer effective September 30, 2003. Mr. Chan has been with Atlantic since 2001 serving as Financial Controller. From 1998 to 2001, Mr. Chan worked for Standard Chartered Bank. Prior to September 2001, Mr. Chan worked for a number of other banks in Hong Kong, including Dao Heng Bank and Asia Commercial Bank. He has more than 12 years of experience in corporate and commercial finance. Mr. Chan graduated from the University of Toronto in 1986 with a Bachelor’s Degree in Commerce.

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

          Our Board of Directors does not have a separate Compensation Committee, Audit Committee nor Nominating Committee. All of the members of our Board of Directors are acting as our audit committee. None of the members of our Board of Directors is deemed an audit committee financial expert. We are in the process of recruiting an appropriate candidate to be our audit committee financial expert. Our Board of Directors plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

          There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2006 all Reporting Persons complied with all applicable filing requirements.

ITEM 11.                EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our executive officers for services in all capacities to the Company for the last three fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004.

Summary Compensation Table

Annual Compensation					Long Term compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and	Fiscal	Salary	Bonus	Other	Restricted	Securities	LTIP	All Other
Principal Position	year			Annual	Stock	Underlying	Payouts	Compensation
				Compensation	Awards	Options

Chung-Lun Yang,	2006	$200,000	$0	$68,280	$0	$0	$0	$0
Chief Executive	2005	$226,922	$0	$92,308	$0	$0	$0	$0
Officer and	2004	$233,590	$0	$95,000	$0	$0	$0	$0
Chairman of the Board

(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $68,280 for the year ended December 31, 2006, $92,308 for the year ended December 31, 2005 and in the amount of $95,000 for the for the year ended December 31, 2004.

Option Grants to Executive Officers in Last Fiscal Year

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Except in the case of options granted to Officers, Directors and Consultants or as otherwise provided in the Option Agreement, options shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the options are granted. The weighted average estimated fair value of stock options granted during 2006 was $0.064 per share. On May 16, 2006, the Company granted a total of 2,000,000 options to three employees. The options vested immediately and the fair value of $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates’ which was approximately 3.75% and expected option life of 0.6 year. A summary of the status of the Company’s fixed stock option plan as of December 31, 2006, and changes during the years ending on those dates is presented below:

Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at December 31, 2005	-	$ -
Granted	2,000,000	0.22
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	2,000,000	$ 0.22

Options exercisable at
December 31, 2005	-	N/A

Options exercisable at
December 31, 2006	-	N/A

          The following tables summarize information about fixed stock options outstanding and exercisable at December 31, 2006:

Stock Options Outstanding

Weighted Average
	Number of	Remaining	Weighted
Range of	Shares	Contractual	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price
$0.22	2,000,000	9.4	$0.22

Stock Options Exercisable

Range of	Number of	Weighted
Exercise	Shares	Average
Prices	Exercisable	Exercise Price
$0.22	-	N/A

Compensation of Directors

          None of our directors who served during the year ended December 31, 2006 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

Employment Agreements

          We have not entered into any employment agreements with any of our executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2006: (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, named executive officer, and (iii) all executive officers and directors as a group. As of December 31, 2006, we had 27,829,936 shares of common stock outstanding. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

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
as a Group

(1) Applicable percentage of ownership is based on 27,829,936 shares of common stock outstanding as of December 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2006, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2006, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of the Company.

          Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MR. YANG

As of December 31, 2006 and 2005, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $0, and $102,936, respectively. These advances bear no interest and are payable on demand.

For the years ended December 31, 2006, 2005, and 2004, we recorded compensation to Mr. Yang of $200,000, $226,922, and $233,590, respectively, and paid $200,000, $226,922, and $233,590, respectively, to Mr. Yang as compensation to him.

During each of the years ended December 31, 2006, 2005, and 2004, we paid rent of $68,280, $92,308, and $82,692, respectively, for Mr. Yang's personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $18,780,971, and $40,885,565, respectively, to Classic. We have not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to our lenders up to $10 million of the outstanding accounts receivable from Classic.

During the years ended December 31, 2006, 2005, and 2004, we purchased inventory of $0, $6,007,185, and $5,867,150, respectively, from Classic, which offset the outstanding accounts receivable from

Classic. As of December 31, 2006 and 2005, we had net outstanding accounts receivable from Classic totaling $6,709,495 and $2,175,736, respectively.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $44,418, $83,250, and $88,462 to Classic for the years ended December 31, 2006, 2005, and 2004, respectively.

During the years ended December 31, 2005 and 2004, certain Classic’s employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic’s operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $0 for 2006, $57,820 for 2005, and $0 for 2004.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities that could be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic and companies other than Atlantic. Subsequently, the cross guarantees were released on December 7, 2006.

On July 6, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with The Bank of East Asia Limited. The cross guarantee was temporarily created due to selling of properties by Classic to Atlantic. During the period of execution of the assignment of legal title, The Bank of East Asia Limited requested a cross guarantee for both companies. All facilities and outstanding loan balances were booked under and utilized by Atlantic which will not absorb any losses from Classic. Subsequently, the cross guarantees were released on December 8, 2006.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the years ended December 31, 2006, 2005, and 2004, we purchased inventories of $0, $0, and $2,049,474, respectively, from ACLT. As of December 31, 2006 and 2005, there were no outstanding accounts payable to ACLT.

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

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $5,072,858, and $166,152, respectively, to Kadatco Company Ltd. (“Kadatco”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $165,225, and $7,682,072, respectively, to Rambo Technologies Ltd. (“Rambo”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $874,553, and $339,605, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $0 as of December 31, 2006 and 2005.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $71,402, and $90, respectively, to Aristo Components Ltd. (“Aristo”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $0, and $500, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of December 31, 2005 and 2004.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang is a director of Aristo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $1,652, and $14,985, respectively, to Atlantic Netcom Ltd. (“Atlantic Netcom”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $55,122, and $513,698, respectively, to Solution Semiconductor (China) Ltd. (“Solution”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $22,019, and $8,837, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2006 and 2005.

On August 31, 2006, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease is $859. We incurred and paid an aggregate rent expense of $3,436 and $0 to Solution during the year ended December 31, 2006 and 2005.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $61,910, and $1,941,298, respectively, to Systematic Information Ltd. (“Systematic Information”). There are no outstanding accounts receivable due from Systematic Information as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $0, and $154,460, respectively, from Systematic Information. There are no outstanding accounts payable due to Systematic Information as of December 31, 2006 and 2005.

During the years ended December 31, 2006, 2005, and 2004, we received service charges of $6,410, $0, and $0, respectively, from Systematic Information. As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Systematic Information.

On August 31, 2006, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $641. We incurred and paid an aggregate rent expense of $2,564 and $0 to Systematic Information during the year ended December 31, 2006 and 2005.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on September 30, 2008. Monthly lease payment for this lease totaled $3,205. We incurred and paid an aggregate rent expense of $38,462 and $38,462 to Systematic Information during the year ended December 31, 2006 and 2005.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $11,986,047, $2,544,995, and $0, respectively, to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $662,972 and $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased inventories of $1,584,985, $100,822, and $0, respectively, from Aristo. As of December 31, 2006 and 2005, there was no outstanding accounts payable to Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $19,074, and $427,004, respectively, to Global Mega Development Ltd. (“Global”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we received management fee of $7,692, $2,564, and $0, respectively, from Global. As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $1,460, and $0, respectively, to TFT Technologies Ltd. (“TFT”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2006, 2005, and 2004, we received management fee $7,692, $2,564, and $0, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Intelligent.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2006, 2005, and 2004, we received a management fee of $15,384, $2,564, and $0, respectively, from Systematic Semiconductor Ltd. (“Systematic”). As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Systematic.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $7,720,975, $0, and $0, respectively, to First World Logistic Ltd. (“First”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past

During the years ended December 31, 2006, 2005, and 2004, we purchased inventories for $825,900, $306,432, and $0, respectively, from First. As of December 31, 2004 and 2005, there was no outstanding accounts receivable from First.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

TRANSACTIONS WITH CITY ROYAL LTD.

In August 2004, we were in negotiation with The Dah Sing Bank Limited (the "Dah Sing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to us,

Dah Sing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, we loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to Dah Sing Bank as collateral to secure our borrowings from Dah Sing Bank. In consideration thereof, Dah Sing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal Limited sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to Dah Sing Bank as collateral for the Company’s line.

The loan to City Royal Limited is non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to us in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from our perspective, was to advance our business by enabling us to secure additional lines of financing in excess of the loan amount from Dah Sing Bank. We settled this loan in February 2005 and received payment in the full amount of $611,446. City Royal loaned $414,195 to the Company during the three months ended March 31, 2005 and the Company repaid $86,276 and $327,919 to City Royal during the three months ended June 30 and December 2005. There is no outstanding loan balance due to City Royal as of December 31, 2005. The Company believes that the above-referenced loan to City Royal in 2004 does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance our business. However, no assurance can be given that the SEC or U.S. federal government will agree with our position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Stonefield Josephson, Inc. and Jeffrey Tsang & Co for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Stonefield Josephson, Inc. and Jeffrey Tsang & Co during those periods.

	Fiscal 2006		Fiscal 2005
Audit Fees (1)		$75,000		$162,650
Audit Related Fees (2)		--		--
	$		$
Tax Fees (3)		--		--
	$		$
All Other Fees (4)		--		--
	$		$
Total		--		--
	$		$

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. and Jeffrey Tsang & Co. in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2006 or 2005.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2006 or 2005.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2006 or 2005.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a) Documents filed as part of this Report

          (1) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

          (2) The financial statements listed in the Index are filed a part of this report.

          Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

          (3) List of Exhibits

          See Index to Exhibits in paragraph (b) below.

          The Exhibits are filed with or incorporated by reference in this report.

(c)       Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of incorporation of the Company, together with all amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement.

4.1(a)	Form of specimen certificate for common stock of the Company.

10.1	Share Exchange and Reorganization Agreement, dated as of September 8, 2003, among Print Data Corp. , Atlantic Components Limited and Mr. Chung-Lun Yang, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.2	Conveyance Agreement, dated as of September 30, 2003, between Print Data Corp. and New Print Data Corp. , incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.3	Securities Purchase Agreement, dated October 1, 2003, among Print Data Corp, Jeffery Green, Phyllis Green and Joel Green, incorporated by reference to Exhibit 10.3 to the Form 8- K filed with the Securities and Exchange Commission on October 16, 2003.

10.4	Sales Restriction Agreement, dated September 30, 2003, between Print Data Corp. and Phyllis Green, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.5	Sales Restriction Agreement, dated September 30, 2003, between Print Data Corp. and Jeffery Green, incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.6	Distribution Agreement, dated May 1, 1993, by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited, incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.7	Renewal of Distributorship Agreement, dated March 1, 2002, by and between Samsung Electronics Co., Ltd. and Atlantic Components Limited, incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2003.

10.8	Form of Note Subscription, dated as of December 31, 2003, by and between the Company and Professional Traders Fund LLC, a New York limited liability company (“PTF”), incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.9	Form of 12% Senior Subordinated Convertible Note due December 31, 2004 in the aggregate principal amount of $250,000 issued by the Company to PTF, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.10	Form of Limited Guaranty and Security Agreement, dated as of December 31, 2003, by and among, the Company, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.11	Form of Stock Purchase and Escrow Agreement, dated as of December 31, 2003, by and among, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., and the law firm of Sullivan & Worcester LLP, as escrow agent, incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.12	Form of Letter Agreement, dated as of December 31, 2003, by and between the Company and PTF, incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

10.13	Letter of Intent, dated December 29, 2003, between the Company and Classic Electronics, Ltd., incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 25, 2004.

10.14	Note Subscription, dated as of December 31, 2003, by and between the Company and Professional Traders Fund LLC, a New York limited liability company (“PTF”), incorporated by reference to Exhibit 10.6 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.15	12% Senior Subordinated Convertible Note due December 31, 2004 in the aggregate principal amount of $250,000 issued by the Company to PTF, incorporated by reference to Exhibit 10.7 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.16	Limited Guaranty and Security Agreement, dated as of December 31, 2003, by and among, the Company, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., incorporated by reference to Exhibit 10.8 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.17	Stock Purchase and Escrow Agreement, dated as of December 31, 2003, by and among, PTF, Orient Financial Services Limited, Mr. Li Wing-Kei and Emerging Growth Partners, Inc., and the law firm of Sullivan & Worcester LLP, as escrow agent, incorporated by reference to Exhibit 10.9 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.18	Letter Agreement, dated as of December 31, 2003, by and between the Company and PTF, incorporated by reference to Exhibit 10.10 to the Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2004.

10.19	Stock Purchase Agreement, dated as of December 30, 2005, by and among the Company, Classic Electronics, Ltd. (“Classic”) and the shareholders of Classic, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

10.20	2006 Incentive Equity Stock Plan, incorporated by reference to Exhibit 10.2 to the Form 10-K filed with the Securities and Exchange Commission on April 17, 2006.

14	Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

21	Subsidiaries of the Company Atlantic Components Limited, a Hong Kong corporation Alpha Perform Technologies Limited, a British Virgin Islands corporation

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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
Chung-Lun Yang
Chief Executive Officer

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	April 17, 2007
Chung-Lun Yang	Officer and Chairman of the
Board of Directors
(Principal Executive
Officer)

/s/ Kenneth Lap-Yin Chan	Chief Financial Officer,	April 17, 2007
Kenneth Lap-Yin Chan	(Principal Financial and Accounting
Officer)

/s/ Ben Wong	Director	April 17, 2007
Ben Wong

Schedule II
ACL SEMICONDUCTORS INC. AND SUBSDIARIES
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2006, 2005 and 2004

	Balance	Charged			Balance
	at the Beginning	to Costs and			at the End
	of the Year	Expenses	Deductions		of the Year
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$-	$-		$-	$-
Year ended December 31, 2005	$-	$6,200		$6,200	$-
Year ended December 31, 2006	$-	$-	$		$-

Inventory Obsolescence Reserve:
Year ended December 31, 2004	$150,590	$3,256		$-	$153,846
Year ended December 31, 2005	$153,846			$12,820	$141,026
Year ended December 31, 2006	$141,026	$100,000			$241,026

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2004	$513,544	$291,909		$-	$805,453
Year ended December 31, 2005	$805,453	$109,293		$-	$914,746
Year ended December 31, 2006	$914,746	$73,094		$-	$987,840

S-1

ACL Semiconductors Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2006 and December 31, 2005 and

the Years Ended December 31, 2006, 2005 and 2004

With Report of Independent Registered Public Accounting Firm

Contents

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-1A

Financial Statements:
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5 – F-6
Consolidated Statements of Cash Flows	F-7 – F-9
Notes to Consolidated Financial Statements	F-10 – F-33

Report of Independent Registered Public Accounting Firm

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and financial statement schedule of the year ended December 31, 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Company for the years ended December 31, 2005 and December 31, 2004, which are showed as comparative figures in the accompanying financial statements. Those statements were audited by the predecessor principal auditors, Stonefield Josephson, Inc. Certified Public Accountants, whose report dated April 12, 2006 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph regarding the substantial doubt on the Company’s numerous significant transactions with its related parties and its dependence on one single vendor to supply its inventories relating to the reports for the years presented. In connection with our audit nothing has come to our attention that in our judgment would indicate that there have been any events, transactions, or changes in accounting principles subsequent to December 31, 2005 that would have a material effect upon, or require mention with respect to, the financial statements referred to above covered by the predecessor principal auditors’ opinion dated April 12, 2006.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

As discussed in Note 7 to the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories and this single vendor provided the majority of the Company’s inventory purchases during the year ended December 31, 2006. The Company’s non-exclusive distributorship agreement with this supplier expired on March 1, 2007. The Company is still in negotiation with the supplier regarding the renewal terms of the agreement, and such an agreement has not yet been renewed. Termination of such distributorship agreement by the supplier would have a material adverse effect on the operations of the Company.

/s/ JEFERRY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 17, 2007

Report of Independent Registered Public Accounting Firm
(Stonefield Josephson, Inc.)

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows and financial statement schedule for each of the two years in the period ended December 31, 2005, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

/s/ STONEFIELD JOSEPHSON, INC.

Wanchai, Hong Kong
April 12, 2006

F-1A

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$1,447,486	$2,537,799
Restricted cash	2,708,577	769,231
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2006 and 2005		515,557
Accounts receivable, related parties	7,372,467	2,175,737
Loans receivable, related parties	-	-
Inventories, net	3,253,255	1,087,752
Refundable deposits	-	1,000,000
Other current assets	40,937	263,300

Total current assets	16,831,196	8,349,376
Property, equipment and improvements, net of
accumulated depreciation and amortization	3,909,121	102,037
Other deposits	381,038	381,044
	$21,121,355	$8,832,457

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,009,723	$4,495,819
Accrued expenses	314,224	272,782
Lines of credit and loan facilities	10,838,467	2,842,285
Current portion of long-term debt	107,739	-
Payable related to debt settlement	-	76,088
Income tax payable	74,839	217,453
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	302,430	55,019

Total current liabilities	16,759,807	8,071,831
Long-term debt, less current portion	1,900,997	-

Total liabilities	18,660,804	8,071,831
Commitments and contingencies	-	-
Stockholders' equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares
authorized, 27,829,936 issued and outstanding	27,830	27,830
Additional paid-in capital	3,488,527	3,360,405
Amount due from stockholder/director	913,463	(102,936)
Accumulated deficit	(1,969,269)	(2,524,673)
Total stockholders' equity		760,626
	2,460,551
	$21,121,355	$8,832,457

The accompanying notes form an integral part of these consolidated financial statements

     ACL SEMICONDUCTORS AND SUBSDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	2006	2005	2004
Net sales:
Related parties	$19,707,023	$26,772,046		$51,203,860
Other	85,976,817	83,538,221		82,158,559
Less discounts to customers	(41,717)	(102,524)		(118,729)
	105,642,123	110,207,743		133,243,690
Cost of sales	101,544,098	107,004,491		130,130,674

Gross profit	4,098,025	3,203,253		3,113,016
Operating expenses:
Selling	791,367	745,755		453,862
General and administrative	2,167,057	2,059,150		2,618,810
	-	-
Income (loss) from operations	1,139,601	398,347		40,344
Other income (expenses):
Rental income	-	3,502		-
Interest expense	(688,693)	(203,192)		(402,412)
Gain on disposal of property and equipment	-	-		128
Provision for taxation written back	150,000	-		-
Miscellaneous	117,911	184,093		(6,252)

Income (loss) before income taxes	718,819	382,750		(368,192)
Income taxes	163,415	123,235		85,814
			$
Net income (loss)	$555,404	$259,515		(454,006)
Earnings (loss) per share - basic and diluted	$0.02	$0.01		$(0.02)
Weighted average number of shares -
basic and diluted	27,829,936	27,829,936		27,829,936

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

						Total
			Additional	Due from		stockholders'
	Common stock		paid-in	stockholder/	Accumulated	Equity
	Shares	Amount	capital	director	deficit	(deficit)

Balance at December 31, 2003	27,829,936	$27,830	$3,360,405	$(102,936)	$(2,330,182)	$955,117

Net loss	-	-	-	-	(454,006)	(454,006)

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				Due		Total
			Additional	(from)/to		stockholders'
	Common stock		paid-in	stockholder/	Accumulated	Equity
	Shares	Amount	capital	Director	deficit	(deficit)

Balance at December 31, 2004	27,829,936	$27,830	$3,360,405	$(102,936)	$(2,784,188)	$501,111

Net income	-	-	-	-	259,515	259,515

Balance at December 31, 2005	27,829,936	27,830	$3,360,405	$(102,936)	$(2,524,673)	$760,626

Issuance of common stock for option	-	-	128,122	-	-	128,122
issued to employees

Net increase in due (from)/to	-	-	-	1,016,399	-	1,016,399

Net income					555,404	555,404

Balance at December 31, 2006	27,829,936	27,830	3,488,527	913,463	(1,969,269)	2,460,551

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2006	2005	2004
Cash flows provided by (used for) operating activities:
Net income (loss)
	$ 555,404	$ 259,515	$ (454,006)

Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization	78,074	29,236	23,032
Bad debt	-	6,200	-
Change in inventory reserve	100,000	(12,821)	3,256
Gain on disposal of property and equipment	-	-	(128)
Amortization of convertible note payable	-	-
discount			250,000
Fair value of options issued to employees	128,122	-	-
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	(1,492,917)	566,994	(208,390)
Accounts receivable - related parties	(5,196,730)	2,551,780	753,675
Inventories	(2,265,503)	445,186	(196,253)
Refundable deposits	1,000,000	-	-

Other current assets	222,363	(182,498)	(70,123)
Other asssets	6	(31,044)	-
Increase (decrease) in liabilities
Accounts payable	513,904	(570,146)	28,661
Accrued expenses	41,442	(183,894)	328,692
Payable related to debt settlement	(76,088)	-	-
Income tax payable	(142,614)	72,403	(32,595)
Other current liabilities	247,411	41,409	(8,945)
Total adjustments	(6,842,530)	2,732,805	870,882
Net cash provided by (used for)
operating activities	(6,287,126)	2,992,320	416,876

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2006	2005	2004
Cash flows provided by (used for) investing activities:
Advanced from stockholders	1,016,399	-	-

Increase in restricted cash	(1,939,346)	(769,231)	-

Loan to related party	-	-	(930,429)
Repayments from related party	-	930,429	-
Proceeds received from sale of fixed assets	-	-	128
Purchases of property, equipment and improvements	(3,885,158)	(75,454)	(24,469)
Net cash provided by (used for)
investing activities
	(4,808,105)	85,744	(954,770)
Cash flows provided by (used for) financing activities:
Proceeds (repayments) on lines of credit and
notes payable	7,996,182	(627,347)	1,310,648
Payments related to debt settlement	-	(73,912)	-
Principal loan (payments) on long-term debt	2,008,736	(351,554)	(727,280)
Net cash provided by (used for) financing activities	10,004,918	(1,052,813)	583,368
Net increase (decrease) in cash and cash equivalents	(1,090,313)	2,025,251	45,474

Cash and cash equivalents, beginning of year	2,537,799	512,548	467,074

Cash and cash equivalents, end of year	$ 1,447,486	$ 2,537,799	$ 512,548

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Interest paid	$688,693	$203,192		$152,412
Income tax paid	$147,217	$50,832		$118,409
Non-Cash Activities:
Reduction of accounts receivable from related party as
acquisition deposits	$-	$-	$
Reduction of accounts receivable from related parties for
assumed liability due stockholder/director	$-	$-	$
Dividend to stockholder of Atlantic Components Ltd.
prior to reverse-acquisition to increase payable to
stockholder/director	$-	$-	$
Conversion of convertible debenture to due to
shareholders for shares pledged as collateral	$-	$-		$100,000

Reclassification of convertible debenture to payable related
to debt settlement	$-	$150,000		$-

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies: Organization and Basis of Presentation:

On September 8, 2003, ACL Semiconductors Inc. (formerly Print Data Corp.) (“ACL”) entered into a Share Exchange and Reorganization Agreement with Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company, and Mr. Chung-Lun Yang ("Mr. Yang”), the then sole beneficial stockholder of Atlantic. Under the terms of the agreement, ACL issued 22,380,000 of its shares to Mr. Chung-Lun Yang and 2,620,000 of its shares to certain financial advisors in exchange for 100% of the issued and outstanding shares of Atlantic's capital stock. The Company recorded an expense of $2,753,620 related to the issuance of 2,620,000 shares of its common stock to these advisors, which was computed based on the quoted market price of $1.05 on September 30, 2003, the effective date of the merger and was classified as merger cost in the accompanying consolidated statements of operations for the year ended December 31, 2003.

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

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued: Organization and Basis of Presentation, Continued:

In connection with this transaction, ACL entered into a Conveyance Agreement on September 30, 2003 with New Print Data Corp. (“NewCo”). Under the terms of this agreement, effective September 30, 2003, ACL conveyed its historic operations of providing supplies used in a computer or office environment to NewCo, by assigning all of the assets and liabilities related to such operations to NewCo which accepted the assignment and assumed all such liabilities in exchange for 1,000,000 shares of common stock of NewCo.

On October 1, 2003, Print Data Corp. entered into a Securities Purchase Agreement with the holders of Print Data Corp.’s Series A Preferred Stock. Under the terms of this agreement, Print Data Corp. sold its 1,000,000 shares of NewCo common stock in exchange for the cancellation of the issued and outstanding 500,400 shares of ACL's Series A Preferred Stock (representing 100% of Print Data Corp.’s issued and outstanding preferred stock previously held by three preferred stockholders). This transaction was reflected in the accompanying consolidated balance sheet as if the transaction took place on September 30, 2003.

On December 16, 2003, Print Data Corp. filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Print Data Corp. to ACL Semiconductors Inc.

On December 31, 2004, ACL entered into a Stock Purchase Agreement with Classic Electronics Ltd., a Hong Kong corporation (“Classic”) and the stockholders of Classic, pursuant to which ACL would purchase all of the outstanding shares of capital stock of Classic from its two selling stockholders (the “Selling Stockholders”) for an aggregate purchase price of 12,000,000 shares of common stock, par value $0.001 per share, of the Company, to be issued to the Selling Stockholders pro rata based on their ownership percentages of Classic, the cancellation of $4.0 million of indebtedness owed by the Selling Stockholders to Classic, which consideration is in addition to the $1.0 million paid to Classic by ACL in December 2003 as an irrevocable deposit towards the acquisition through the cancellation of accounts receivable then owing by Classic to ACL. Mr. Ben Wong, a director of ACL, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

As of April 8, 2005, the due diligence procedures were not yet completed by both entities and the closing date of the acquisition was postponed to a date when such due diligence procedures are completed and the related results are satisfactory for both parties. Accordingly, the accompanying consolidated financial statements do not include the financial statements of Classic as the transaction has not been effectively consummated because the considerations have not yet been exchanged between the two entities and effective control of Classic has not transferred to the Company.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued: Business Activity:

On December 30, 2005, the Company entered into a Stock Purchase Agreement with the stockholders of Classic (“Sellers”) to acquire 100% of Classic through the cancellation of an aggregate of approximately $4.0 million of indebtedness owed by the Sellers, plus $1.0 million previously paid by Purchaser to Classic on December 29, 2003 as a non-refundable deposit towards the consummation of the sale of Classic to the Purchaser through cancellation of accounts receivable then payable by Classic to Purchaser.

Classic was unable to provide certain information requested by the Company on a timely manner. On April 13, 2006, both parties entered into a Rescission Agreement to rescind the original Stock Purchase Agreement entered on December 30, 2005. The seller agreed to fully refund the acquisition deposits of $1.0 million during 2006. See Note 13.

Accordingly, the accompanying consolidated financial statements did not include the accounts of Classic due to this rescission.

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company’s principal activities are distribution of electronic components under the “Samsung” brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

Currency Reporting:

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2006, 2005, and 2004 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at year-end exchange rates.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued:

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

Cash and Cash Equivalents:

For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2006 or 2005.

Segment Reporting:

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the near future. The Company did not provide an allowance for doubtful accounts as of December 31, 2006 and 2005.

Inventories:

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increase by $100,000 for 2006 and $12,821 for 2005. Inventory obsolescence reserve totaled $241,025 and $141,025 as of December 31, 2006 and 2005, respectively.

Property, Equipment and Improvements:

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic lives or the lease terms.

The estimated service lives of property, equipment and improvements are as follows:

Automobile	3 1/3 years
Office equipment	5 years
Leasehold improvements	5 years
Computers	5 years
Land and Building	amortized by estimated useful live

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. The Company determined that there was no impairment of long-lived assets as of December 31, 2005 and 2004.

Advertising:

The Company expenses advertising costs when incurred. Advertising expense totaled $7,617, $2,164, and $8,851 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Fair Value of Financial Instruments:

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2005, 2004, and 2003, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2005 and 2004, the Company has 0 and 517,241 shares of common stock equivalents upon conversion of the convertible note payable based on the quoted market price at the end of each reporting years. These common stock equivalents were excluded from the computation of diluted loss per share as their effect is antidilutive for 2004 and 2003.

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1)	Organization and Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements:

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123®. An entity that adopted Statement 123® prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations.

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

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting this FSP; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

(2)	Property, Equipment and Improvements:

	A summary is as follows:

		2006	2005

	Land and buildings	$3,797,760	$-
	Office equipment	132,721	95,399
	Leasehold improvements	46,015	46,015
	Furniture and fixtures	10,690	10,606
	Automobile	83,326	33,333

		4,070,512	185,353
	Less accumulated depreciation and amortization	161,391	83,316

		$3,909,121	$102,037

	Depreciation and amortization expense for property, equipment, and improvements amounted to $78,074, $29,236, and $23,032, for the years ended December 31, 2006, 2005, and 2004, respectively.

(3)	Revolving Lines of Credit and Loan Facilities:

	The Company has available to it a $1,641,025 revolving line of credit with Dah Sing Bank with an outstanding balance of $1,641,000 at December 31, 2006 and $1,641,025 at December 31, 2005. For borrowings in Hong Kong dollars, the line of credit bears interest at the greater of (1) Hong Kong dollar

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

prime rate or (2) 1% over the Hong Kong Interbank Offer Rate (“HIBOR”.), or 5% as of December 31, 2006 and 2005, respectively. Weighted average interest rate approximated 8.1% for 2005 and 6% for 2005. For borrowings in foreign currency, the line of credit carries interest of 0.5% over the Base Rate. The line matures on September 30, 2007.

The Company has available to it a $3,846,154 revolving line of credit with DBS Bank with an outstanding balance of $4,228,396 at December 31, 2006 and $1,201,260 at December 31, 2005. The line of credit bears interest at a rate of Hong Kong prime rate less 1.25% as of December 31, 2006. Weighted average interest rate approximated 6.9% for 2006.

The Company has available to it a $144,040 tax loan with DBS Bank with an outstanding balance of $144.040 at December 31, 2006. The line of credit bears interest at a rate of Hong Kong prime rate less 2% and will be repayable by 11 equal monthly installments as of December 31, 2006.

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2006. The line of credit bears commission 1.5% per annum will be refunded on pro-rata basis upon return and cancel the letter of guarantee as of December 31, 2006.

The Company has available to it a $1,897,436 revolving line of credit with Standard Chartered Bank with an outstanding balance of $1,015,825 at December 31, 2006. The line of credit bears interest at a rate of Hong Kong prime rate less 0.5% as of December 31, 2006. Weighted average interest rate approximated 7.6% for 2006.

The Company has available to it a $2,307,692 revolving line of credit with Bank of East Asia with an outstanding balance of $2,307,150 at December 31, 2006. The line of credit bears interest at a rate of Hong Kong prime rate as of December 31, 2006. Weighted average interest rate approximated 8.1% for 2006.

The Company has available to it a $128,205 tax loan with Bank of East Asia with and outstanding balance of $106,838 at December 31, 2006. The line of credit bears interest at fixed amount of $2,244 and will be repayable by 5 monthly installments as of December 31, 2006.

The Company has available to it a $1,666,667 revolving line of credit with Citic Ka Wah Bank with an outstanding balance of $1,646,096 at December 31, 2006. The line of credit bears interest at a rate of Hong Kong prime rate as of December 31, 2006. Weighted average interest rate approximated 8.1% for 2006.

(4)	Convertible Note Payable:

On December 31, 2003, the Company issued a 12% subordinated convertible note in the amount of $250,000 to Professional Traders Fund, Inc. ("PTF"). The borrowing amount is due and payable on December 31, 2004. The interest is payable in arrears on March 31, June 30, September 30, and

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

December 31, 2004. The Company is in default at December 31, 2004 and accordingly, interest is accrued at a rate of 15% on and after the date of the default, and the Company is obligated to pay a default penalty equal to 30% of the unpaid principal and interest. At the option of the debt holder, such unpaid principal, interest and default penalty can be paid with shares of the Company’s common stock at conversion price, which is defined in the following paragraph.

(4)	Convertible Note Payable, Continued:

The holder of this note, at its option, can convert the outstanding balance of the debt into shares of common stock at the conversion price, which is defined as 40% of the average closing price of the stock three trading days immediately prior to the Notice of Conversion date or the interest payment date or the debt maturity date. The conversion price shall not in any case exceed $1 per share.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Since the intrinsic value of the beneficial conversion feature exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds of the convertible debt. Therefore, the Company recorded a discount of $250,000, the face value of the debt in 2003. The Company fully amortized the discount of $250,000 during the year ended December 31, 2004.

Pursuant to the terms of a Limited Guarantee and Security Agreement, the debt is guaranteed by 1.2 million shares of the Company’s common stock beneficially owned by three shareholders of which 700,000 are restricted shares and 500,000 are freely traded shares.

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

During the year ended December 31, 2004, PTF converted principal note balance of $100,000 into 222,980 shares of common stock and outstanding accrued interest of $12,385 into 29,579 shares of common stock through the shares pledged by three shareholders. Accordingly, the Company’s shareholders issued directly to PTF a total of 252,559 common shares. The value of the converted principal and accrued interest, totaling $112,385 at December, has been recorded as a liability to the shareholders in the accompanying consolidated balance sheet. As of December 31, 2004 and 2003, the gross outstanding balance of this note totaled $150,000 and $250,000, respectively.

On May 25, 2005, a Default Judgment was issued by United States District Court, Southern District of New York that the Company is demanded to pay PTF totally US$255,292 which comprises of principal amounting to US$150,000; interest amounting to US$10,541; penalties amounting to US$85,350; attorney fees amounting to US$4,781; and costs and disbursements of taking action against the Company amounting to US$4,620. The Company accrued the entire claimed amount as of September 30, 2005.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(4)	Convertible Note Payable, Continued:

	On August 16, 2005, the Company entered into a settlement agreement with PTF. The settlement amount of $255,292 covers the outstanding loan balance, unpaid interest and penalties and will be repaid in seven installments through February 28, 2006.Up to December 31, 2005, the Company had been paid $179,204 to PTF and the balance of $76,088 was reclassified in payable related to debt settlement. The final installment was fully paid on February, 2006.

(5)	Long-Term Debt:

	A summary is as follows as of December 31:

		2006	2005

	Installment loan carrying an interest of 2.75% below Hong Kong
	dollar Prime Rate (8% at December 31, 2006) to DBS Bank
	payable in monthly installments of $12,102 including interest
	through August 2006	$1,774,020	$-

	Installment loan carrying an interest of 2% below Hong Kong dollar
	Prime Rate (8% at December 31,2006) to DBS Bank payable in
	monthly installments of $3,991 including interest through
	August 2006	190,361	-

	Installment loan carrying an interest on 3.95% per annum to Inchroy
	Credit Corporation Limited payable in monthly installments of
	$1,600 including interest through December 2006	44,355	-

		2,008,736	-

	Less current maturities	107,739	-

		$1,900,997	$-

(5)	Long-Term Debt, Continued:

	With respect to all of the above referenced debt and credit arrangements in Note 3, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of Dah Sing Bank Limited, DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd. and Citic Ka Wah Bank Limited for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	1.	a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

	2.	a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on residential property and workshop located in Hong Kong owned by Atlantic Components Ltd ("Atlantic"), a wholly owned subsidiary of ACL, a security interest on residential property located in Hong Kong owned by Systematic, a related party, and a security interest on residential property located in Hong Kong owned by City Royal Limited, a related party, as collateral for loans from DBS Bank (Hong Kong) Ltd;

	3.	a fixed cash deposit of $1,298,321 (HK$10,126,901) plus unlimited personal guarantee by Mr. Yang and Mr. Ben Wong , as collateral for loans from The Bank of East Asia, Limited;

	4.	a cash deposit/securities not less than $200,000 (HK$1,560,000) by CEL, a cash deposit not less than $476,923 (HK$3,720,000) by Systematic Information, a security interest on workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on workshop located in Hong Kong owned by Solution, a related party, plus unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

	5.	a cash deposit not less than $700,000 by Mr. Yang, a security interest on workshop located in Hong Kong owned by Solution, a related party plus personal guarantee by Mr. Yang as collateral for loans from Citic Ka Wah Bank Limited.

(6)	Income Taxes:

Income tax expense amounted to $163,415 for 2006, $123,235 for 2005, and $85,814 for 2004 (an effective rate of 23% for 2006, 32% for 2005, and 23% for 2004). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(6)	Income Taxes, Continued:

		2006	2005	2004
	Computed tax at federal statutory rate	$244,398	$130,135	$(125,185)
	Tax rate differential on foreign earnings of
	Atlantic Components Ltd. (“Atlantic”), a Hong
	Kong based company	(154,077)	(116,193)	(80,910)
	Net operating loss carry forward	73,094	109,293	291,909
	Other	-	-	-
		$163,415	$123,235	$85,814

	The income tax provision consists of the following components:

		2006	2005	2004
	Federal	$-	$-	$-
	Foreign	163,415	123,235	85,814
		$163,415	$123,235	$85,814

	The Components of the deferred tax assets and liabilities are as follows:

		2006	2005	2004
	Net operating losses	$987,840	$914,746	$805,453
	Total deferred tax assets	$987,840	$914,746	$805,453
	Less valuation allowance	(987,840)	(914,746)	(805,453)
		$-	$-	$-

(6)	Income Taxes, Continued:

	In 2003, the Company’s Hong Kong subsidiary, Atlantic, paid a procurement fee to the Company’s subsidiary, Alpha in BVI, and allocated certain expenses incurred outside Hong Kong. Procurement fee income net of such expenses totaled approximately $1,000,000, which is not subject to corporate tax in Hong Kong or BVI. However, such procurement service fee income or income net of related expenses may be subject to corporate income tax in the People’s Republic of China. Based on the analysis of its tax counsel, the Company accrued approximately $150,000 for such potential tax liabilities as of

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

December 31, 2003. The Company has not paid any of this tax in 2005 or 2004 and the amount remained to be included in the income tax payable as of December 31, 2005.

Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

(7)	Concentrations:

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on March 1, 2007. As of April 1, 2007, Samsung has confirmed the annual renewal of such agreement for one year.

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 75%, 76%, and 80% of materials from Samsung for the years ended December 31, 2006, 2005, and 2004, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company's operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 5 for details for Mr. Yang's support of the Company's banking facilities. At December 31, 2006 and 2005, included in accounts payable were $2,476,635 and $3,253,239, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

(7)	Concentrations, Continued:

During the years ended December 31, 2006, 2005, and 2004, 0%, 17%, and 31%, respectively, of the Company’s sales were generated from Classic Electronic Ltd. (“Classic”), a related party (see Note 10 for additional discussion of related party transactions). As of December 31, 2006 and 2005, accounts receivable, related parties included $6,709,495 and $2,175,737, respectively, due from Classic, which represented 72% and 81%, respectively, of the total accounts receivable due from related and unrelated parties.

As of December 31, 2006 and 2005, Samsung has withheld a total of $350,000 commission due to the Company as deposits. Per a letter sent by Samsung on May 1, 2001, the deposits will be released upon

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	further agreement between Samsung and the Company. Subsequent to this letter, no further discussion regarding this matter was made. The Company believes the amount is fully recoverable.

(8)	Retirement Plan:

	Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees' retirement. The Company contributed and expensed $21,475 for 2006, $18,385 for 2005 and $14,396 for 2004.

(9)	Commitments:

	The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2006:

		Related Party	Other	Total
	Year ending December 31,
	2007	$56,462	$9,057	$65,519
	2008	21,615	$-	$21,615
	Thereafter	-	-	-

	Total	$78,077	$9,057	$87,134

(9)	Commitments, Continued:

	See Note 10 for related party leases. All leases expire prior to December 31, 2006. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2006. Rent expense for the years ended December 31, 2006, 2005, and 2004 totaled $116,321, $135,063, and $111,214, respectively.

(10)	Related Party Transactions:

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

TRANSACTIONS WITH MR. YANG

As of December 31, 2006 and 2005, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $0, and $102,936, respectively. These advances bear no interest and are payable on demand.

For the years ended December 31, 2006, 2005, and 2004, we recorded compensation to Mr. Yang of $200,000, $226,922, and $233,590, respectively, and paid $268,280, $226,922, and $233,590, respectively, to Mr. Yang as compensation to him.

During each of the years ended December 31, 2006, 2005, and 2004, we paid rent of $68,280, $92,308, and $82,692, respectively, for Mr. Yang's personal residency as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $18,780,971, and $40,885,565, respectively, to Classic Electronic Ltd. ("Classic"). We have not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to our lenders up to $10 million of the outstanding accounts receivable from Classic.

During the years ended December 31, 2006, 2005, and 2004, we purchased inventory of $0, $6,007,185, and $5,867,150, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2006 and 2005, we had net outstanding accounts receivable from Classic totaling $6,709,495 and $2,175,736, respectively.

We leased one of our facilities and Mr. Yang’s personal residency from Classic. Lease agreements for those two properties were expired and acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $44,418, $83,250, and $88,462 to Classic for the years ended December 31, 2006, 2005, and 2004, respectively.

During the years ended December 31, 2005 and 2004, certain Classic’s employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic’s operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $0 for 2006, $57,820 for 2005, and $0 for 2004. On February 21, 2006, a cross corporate guarantee was executed between Classic Electronics Limited and Atlantic Components Limited for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities can be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic Electronics Limited and companies other than Atlantic Components Limited. Subsequently, the cross guarantees have been released on December 7, 2006.

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

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

TRANSACTIONS WITH ACL TECHNOLOGY PTE LTD.

During the years ended December 31, 2006, 2005, and 2004, we purchased inventories of $0, $0, and $2,049,474, respectively, from ACLT. As of December 31, 2006 and 2005, there were no outstanding accounts payable to ACLT.

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

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $5,072,858, and $166,152, respectively, to Kadatco Company Ltd. (“Kadatco”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $165,225, and $7,682,072, respectively, to Rambo Technologies Ltd. (“Rambo”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $874,553, and $339,605, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $0 as of December 31, 2006 and 2005.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $71,402, and $90, respectively, to Aristo Components Ltd. (“Aristo”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $0, and $500, respectively, from Aristo. There are no outstanding accounts payable due to Aristo as of December 31, 2005 and 2004.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo. The remaining 10% of Aristo is owned by a non-related party. Mr. Yang is a director of Aristo.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $1,652, and $14,985, respectively, to Atlantic Netcom Ltd. (“Atlantic Netcom”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $55,122, and $513,698, respectively, to Solution Semiconductor (China) Ltd. (“Solution”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $22,019, and $8,837, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2006 and 2005.

On August 31, 2006, we entered into a lease agreement with Solution pursuant to which we lease one facility for a monthly lease payment of $859 per month. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $859. We incurred and paid an aggregate rent expense of $3,436 and $0 to Solution during the year ended December 31, 2006 and 2005.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $61,910, and $1,941,298, respectively, to Systematic Information Ltd. (“Systematic Information”). There are no outstanding accounts receivable due from Systematic Information as of December 31, 2006 and 2005. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased $0, $0, and $154,460, respectively, from Systematic Information. There are no outstanding accounts payable due to Systematic Information as of December 31, 2006 and 2005.

During the years ended December 31, 2006, 2005, and 2004, we received service charges of $6,410, $0, and $0, respectively, from Systematic Information. As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Systematic Information.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

On August 31, 2006, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility for a monthly lease payment of $641 per month. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $641. We incurred and paid an aggregate rent expense of $2,564 and $0 to Systematic Information during the year ended December 31, 2006 and 2005.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on September 30, 2008. Monthly lease payment for this lease totaled $3,205. We incurred and paid an aggregate rent expense of $38,462 and $38,462 to Systematic Information during the year ended December 31, 2006 and 2005.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $11,986,047, $2,544,995, and $0, respectively, to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $662,972 and $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we purchased inventories of $1,584,985, $100,822, and $0, respectively, from Aristo. As of December 31, 2006 and 2005, there were no outstanding accounts payable to Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $19,074, and $427,004, respectively, to Global Mega Development Ltd. (“Global”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2006, 2005, and 2004, we received management fee $7,692, $2,564, and $, respectively, from Global. As of December 31, 2006 and 2005, there were no outstanding accounts receivable from Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $0, $1,460, and $0, respectively, to TFT Technologies Ltd. (“TFT”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005,

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2006, 2005, and 2004, we received management fee $7,692, $2,564, and $0, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Intelligent.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2006, 2005, and 2004, we received management fee $15,384, $2,564, and $0, respectively, from Systematic Semiconductor Ltd. (“Systematic”). As of December 31, 2006 and 2005, there was no outstanding accounts receivable from Systematic.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2006, 2005, and 2004, we sold $7,720,975, $0, and $0, respectively, to First World Logistic Ltd. (“First”). Outstanding accounts receivable totaled $0 as of December 31, 2006 and 2005, respectively. We have not experienced any bad debt from this customer in the past

During the years ended December 31, 2006, 2005, and 2004, we purchased inventories $825,900, $306,432, and $0, respectively, from First. As of December 31, 2004 and 2005, there was no outstanding accounts receivable from First.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

TRANSACTIONS WITH CITY ROYAL LTD.

In August 2004, we were in negotiation with The Dah Sing Bank Limited (the "Dah Sing Bank") for an additional amount of its available line of credit. As a condition to the extension of additional credit to us, Dah Sing Bank requested additional collateral to secure the increased amount on the line. In order to meet the increased security requirement, we loaned $611,446 to City Royal Limited to pay off the mortgage loan on a residential property owned by City Royal Limited and pledged to Dah Sing Bank as collateral to secure our borrowings from Dah Sing Bank. In consideration thereof, Dah Sing Bank made available additional borrowings of HK$10 million (approximately US$1,282,000). The loan is unsecured and bears no interest. In February 2005, City Royal

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Limited sold the residential property and has repaid the loan through transferring the entire proceeds from the sale of HK$8,000,000 (approximately $1,025,641) to Dah Sing Bank as collateral for the Company’s line.

The loan to City Royal Limited is non-interest bearing, in consideration of which City Royal Limited did not charge an arrangement fee to us in respect of the security pledge in favor of Dah Sing Bank. The primary purpose of the loan, from our perspective, was to advance our business by enabling us to secure additional lines of financing in excess of the loan amount from Dah Sing Bank. We settled this loan in February 2005 and received payment in the full amount of $611,446. City Royal loaned $414,195 to the Company during the three months ended March 31, 2005 and the Company repaid $86,276 and $327,919 to City Royal during the three months ended June 30 and December 2005. There is no outstanding loan balance due to City Royal as of December 31, 2005. The Company believe that the above-referenced loan to City Royal in 2004 does not violate the general prohibition against loans made by publicly-traded companies to its directors and executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") as its primary purpose was to advance our business. However, no assurance can be given that the Securities and Exchange Commission or U.S. federal government will agree with our position and, in the event such loan is determined to be a violation of Section 402, the criminal penalties of the Securities Exchange Act of 1934, as amended, could apply.

Mr. Yang's wife and Mr. Yang's mother-in-law are shareholders of City Royal Limited, owning 100% of the capital stock thereof.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(12)	Quarterly Information (Unaudited):

	The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

		(dollars in thousands except per share data)
		Total	Fourth	Third	Second	First
	2006
	Total net sales	$105,642	$29,283	$30,139	$21,044	$25,176
	Gross profit	$4,098	$1,228	$1,203	$716	$951
	Net income (loss)	$555	$344	$176	$(79)	$114
	Net income (loss) per share:
	basic and diluted	$0.02	$0.01	$0.01	($0.00)	$0.00

	2005
	Total net sales	$110,208	$26,251	$28,810	$26,501	$28,646
	Gross profit	$3,203	$1,184	$805	$251	$963
	Net income (loss)	$260	$257	$109	$(297)	$191
	Net income (loss) per share:
	basic and diluted	$0.01	$0.01	$0.00	$(0.01)	$0.01

(13)	Subsequent Event (Unaudited):