Form 10-Q
period 2007-03-31
ACL SEMICONDUCTOR INC
filed 2007-05-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.

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
(Registrant’s telephone number)

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

Large accelerated filer [__]       Accelerated filer [__]       Non-accelerated filer [X]

Indicate whether the registrant is a shell company. Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 30, 2007 was approximately $544,944 based upon the closing price of $0.10 of the registrant’s common stock on the OTC Bulletin Board, as of the last business day of the most recently completed third fiscal quarter (March 30, 2007). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2007.

Transitional small business disclosure format (check one) Yes [  ]    No [X]

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited)
	and December 31, 2006	1-2

Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2007 and March 31, 2006 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2007 and March 31, 2006 (unaudited)	4-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18-19

PART II	OTHER INFORMATION	20

Item 6 Exhibits and Reports on Form 8-K

SIGNATURES		21

EXHIBITS		22-25

ITEM 1. FINANCIAL STATEMENTS.

     ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,323,713	$1,447,486
Restricted cash	4,085,500	2,708,577
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2007 and 2006	1,520,757	2,008,474
Accounts receivable, related parties	8,073,103	7,372,467
Inventories, net	3,535,471	3,253,255
Other current assets	234,053	40,937

Total current assets	18,772,597	16,831,196

Investment in Securities (Pledged)	769,231	0

Property, equipment and improvements, net of
accumulated depreciation and amortization	3,955,637	3,909,121

Other deposits	386,253	381,038

	$23,883,718	$21,121,355

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,956,052	$5,009,723
Accrued expenses	280,442	314,224
Lines of credit and notes payable	12,052,694	10,838,467
Current portion of long-term debt	121,151	107,739
Due to stockholders for converted pledged collateral	112,385	112,385
Amount due to stockholder/director	637,582	913,463
Income tax payable	62,196	74,839
Other current liabilities	145,020	302,430

Total current liabilities	20,367,522	17,673,270

Long-term debts, less current portion	1,903,258	1,900,997
	22,270,780	19,574,267

Commitments and contingencies	-	-

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 27,829,936 in 2004 and 2003 issued	27,830	27,830
and outstanding
Additional paid in capital	3,488,527	3,488,527
Accumulated deficit	(1,903,419)	(1,969,269)

Total stockholders' equity	1,612,938	1,547,088

	$23,883,718	$3,448,085

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net sales:
Related parties	$3,268,623	$4,168,683
Other	28,781,984	21,010,486
Less discounts to customers	(15,240)	(3,516)
	32,035,367	25,175,653
Cost of sales	31,148,138	24,224,716
Gross profit	887,229	950,937
Operating expenses:
Selling	17,467	214,200
General and administrative	600,441	459,087
Income from operations	269,321	277,650
Other income (expenses):
Interest expense	(231,566)	(154,832)
Miscellaneous	45,093	22,854
Income before income taxes	82,848	145,672
Income taxes	16,998	31,893
Net income	$65,850	$113,779
Earnings per share - basic and diluted	$0.00	$0.00
Weighted average number of shares - basic and diluted	27,829,936	27,829,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2007	2006

Cash flows provided by (used for) operating activities:
Net income	$65,850	$113,779

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	40,208	8,883
Change in inventory reserve	38,461	-

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	487,717	(314,305)
Accounts receivable - related parties	(700,636)	(1,899,290)
Inventories	(320,677)	(400,061)
Other current assets	(193,116)	(147,838)
Deposits	(5,215)	282

Increase (decrease) in liabilities
Accounts payable	1,946,329	475,028
Accrued expenses	(33,782)	(20,231)
Payable related to debt settlement	-	(76,088)
Income tax payable	(12,643)	11,805
Other current liabilities	(157,410)	(37,520)
Total adjustments	1,089,236	(2,399,335)

Net cash provided by (used for)
operating activities	1,155,086	(2,285,556)

Cash flows used for investing activities:
Repayments from stockholders	(275,881)	1,608
Increase of restricted cash	(1,376,923)	(641,025)
Investment in Securities (Pledged)	(769,231)	-
Purchases of property, equipment and improvements	(86,724)	(1,001)

Net cash used for investing activities	(2,508,759)	(640,418)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows provided by financing activities:
Proceeds on lines of credit and
notes payable	1,214,227	1,324,015
Principal payments on long-term debt	15,673	-
Loan received from related parties	-	-
Net cash provided by financing activities	1,229,900	1,324,015
Net decrease in cash and cash equivalents	(123,773)	(1,601,959)
Cash and cash equivalents, beginning of the period	1,447,486	2,537,799
Cash and cash equivalents, end of the period	$1,323,713	$935,840
Supplemental disclosure of cash flow information:
Interest paid	$231,566	$154,832
Income tax paid	$29,640	$20,089

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.        Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 filed in the Form 10-K filed by the Company on April 17, 2007. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of March 31, 2007 and December 31, 2006, and the results of operations for the three-month periods ended March 31, 2007 and 2006 and the cash flows for the three month-month periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company’s subsidiaries, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the period are translated into HKD according to the prevailing exchange rate at the relevant transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates.

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

3.        Related Party Transactions

Transactions with Mr. Yang

As of March 31, 2007 and December 31, 2006, the Company had an outstanding payable to Mr. Yang, the President and Chairman of our Board of Directors, totaling $637,582 and $913,463, respectively.

For the three months ended March 31, 2007 and 2006, the Company recorded and paid $119,231 and $50,000, respectively, to Mr. Yang as compensation.

During the three months ended March 31, 2007 and 2006, the Company paid rent of $9,615 and $23,077, respectively, for Mr. Yang’s personal residency as additional compensation.

Transactions with Classic Electronics Ltd.

As of March 31, 2007 and December 31, 2006, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $5,644,557 and $6,709,495, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

The Company leased one of its facilities and Mr. Yang’s personal residency from Classic. Lease agreements for the two facilities expired and were acquired by the Company on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. The Company paid rent expense of $0 and $20,053 to Classic for the three months ended March 31, 2007 and 2006, respectively.

Mr. Ben Wong, a director of Classic, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd.

On August 31, 2006, the Company entered into a lease agreement with Solution Semiconductor (China) Ltd. (“Solution”) pursuant to which we lease one a warehouse unit of approximately 968 sq. ft. gross area located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong.for a monthly lease payment of $859 per month. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $859. The Company incurred and paid an aggregate rent expense of $2,577 and $0 to Solution during the year ended March 31, 2007 and 2006.

Mr. Ben Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

On April 1, 2004, the Company entered into a lease agreement with Systematic Information Ltd. (“Systematic”) pursuant to which the Company leases one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205 per month. The lease agreement for this residency expires on March 31, 2008. Monthly lease payment for this lease totaled $3,205. The Company incurred and paid an aggregate rent expense of $9,615 to Systematic during the three months ended March 31, 2007 and 2006, respectively.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the shareholder of Systematic with a total of 100% interest.

Transactions with Global Mega Development Ltd.

During the three months ended March 31, 2007 and 2006, we received management fees of $1,923 and $1,923, respectively, from Global Mega Development Ltd. (“Global”). There were no outstanding accounts receivable due from Global as of March 31, 2007 and December 31, 2006. The management fee was charged as the back office support to Global.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

Transactions with Intelligent Network Technology Ltd.

During the three months ended March 31, 2007 and 2006, the Company received management fees of $1,923 and $1,923, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). There were no outstanding accounts receivable due from Global as of March 31, 2007 and December 31, 2006. The management fee was charged as the back office support to Intelligent.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

Transactions with Systematic Semiconductor Ltd.

During the three months ended March 31, 2007 and 2006, the Company received management fees of $3,846 and $3,846, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Global as of March 31, 2007 and December 31, 2006.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor.

Transactions with First World Logistics Ltd.

During the three months ended March 31, 2007 and 2006, the Company sold $0 and $4,168,683, respectively, to First World Logistics Ltd. (“First”). Outstanding accounts receivable totaled $0 as of March 31, 2007 and December 31, 2006. The Company has not experienced any bad debt from this customer in the past.

During the three months ended March 31, 2007 and 2006, the Company purchased $0 and $50,640, respectively, from First. There are no outstanding accounts payable due to First as of March 31, 2007 and December 31, 2006.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

Transactions with Aristo Technologies Ltd.

During the three months ended March 31, 2007 and 2006, the Company sold $3,628,623 and $0, respectively, to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $2,428,546 and $662,972 as of March 31, 2007 and December 31, 2006, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended March 31, 2007 and 2006, the Company purchased $561,717 and $0, respectively, from Aristo. Outstanding accounts payable totaled $0 as of March 31, 2007 and December 31, 2006 respectively.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Aristo.

4.        Bank Facilities

With respect to all of the above referenced debt and credit arrangements, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of Dah Sing Bank Limited, DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd. Citic Ka Wah Bank Limited and Hang Seng Bank Limited for all current and future borrowings from the bank group by the Company, the debt is secured by:

1.	a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

2.	a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on residential property and workshop located in Hong Kong owned by Atlantic Components Ltd (“Atlantic”), a wholly owned subsidiary of ACL, a security interest on residential property located in Hong Kong owned by Systematic, a related party, and a security interest in residential property located in Hong Kong owned by City Royal Limited, a related party, as collateral for loans from DBS Bank (Hong Kong) Ltd;

3.	a fixed cash deposit of $1,298,321 (HK$10,126,901), plus unlimited personal guarantee by Mr. Yang and Mr. Ben Wong , as collateral for loans from The Bank of East Asia, Limited;

4.	a cash deposit/securities not less than $200,000 (HK$1,560,000) by CEL, a cash deposit not less than $476,923 (HK$3,720,000) by Systematic Information, a security interest on workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on workshop located in Hong Kong owned by Solution, a related party, plus unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

5.	a cash deposit not less than $700,000 by Mr. Yang, a security interest on workshop located in Hong Kong owned by Solution, a related party plus personal guarantee by Mr. Yang as collateral for loans from Citic Ka Wah Bank Limited;

6.	a cash deposit/securities not less than $769,231 (HK$6,000,000) plus unlimited personal guarantee by Mr.Yang as collateral for loans from Hang Seng Bank Limited.

5.        Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 74% and 84% of materials to the Company for the three months ended March 31, 2007 and 2006, respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the 3 months ended 2007 and 2006, the Company purchased $23,667,179 and $21,110,795, respectively, of components from Samsung HK. At March 31, 2007 and December 2006, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $4,817,956 and $2,545,866, respectively.

6.        Segment Reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.        Stock Option Plan

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Except in the case of Options granted to Officers, Directors and Consultants or as otherwise provided in the Option Agreement, Options shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the Options are granted. The weighted average estimated fair value of stock options granted during 2006 was $0.064 per share. On May 16, 2006, the Company granted a total of 2,000,000 options to three employees. The options were vested immediately and their fair value of $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates which was approximately 3.75%, and expected option life was 0.6 year. A summary of the status of the Company’s fixed stock option plan as of March 31, 2007, and changes during the years ending on those dates is presented below:

Weighted
	Number		Average
	of Shares		Exercise Price
Outstanding at December 31, 2006	2,000,000		$0.22
Granted	-		-
Exercised	-		-
Cancelled	-		-
Outstanding at March 31, 2007	2,000,000		$0.22

Options exercisable at
December 31, 2006	-	$	N/A
Options exercisable at
March 31, 2007	-	$	N/A

     The following tables summarize information about fixed stock options outstanding and exercisable at March 31, 2007:

Stock Options Outstanding

Weighted Average
	Number of	Remaining	Weighted
Range of	Shares	Contractual	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price
$0.22	2,000,000	9.2	$0.22

Stock Options Exercisable
Range of	Number of	Weighted
Exercise	Shares	Average
Prices	Exercisable	Exercise Price
$0.22	-	N/A

8.        Recently Issued Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 will have a material impact on our financial position or results of operations, as the Company does not currently have any defined benefit pension or other post-retirement plans.

9        Reclassification

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2006 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE COMPANY HAS INCLUDED IN THIS QUARTERLY REPORT CERTAIN “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY’S BUSINESS, OPERATIONS AND FINANCIAL CONDITION. “FORWARD-LOOKING STATEMENTS” CONSIST OF ALL NON-HISTORICAL INFORMATION, AND THE ANALYSIS OF HISTORICAL INFORMATION, INCLUDING THE REFERENCES IN THIS QUARTERLY REPORT TO FUTURE REVENUE GROWTH, FUTURE EXPENSE GROWTH, FUTURE CREDIT EXPOSURE EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, FUTURE PROFITABILITY, ANTICIPATED CASH RESOURCES, ANTICIPATED CAPITAL EXPENDITURES, CAPITAL REQUIREMENTS, AND THE COMPANY’S PLANS FOR FUTURE PERIODS. IN ADDITION, THE WORDS “COULD”, “EXPECTS”, “ANTICIPATES”, “OBJECTIVE”, “PLAN”, “MAY AFFECT”, “MAY DEPEND”, “BELIEVES”, “ESTIMATES”, “PROJECTS” AND SIMILAR WORDS AND PHRASES ARE ALSO INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.

      ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE COMPANY’S FORWARD-LOOKING STATEMENTS DUE TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, UNANTICIPATED TECHNOLOGICAL DIFFICULTIES, THE VOLATILE AND COMPETITIVE ENVIRONMENT FOR COMPUTER AND CONSUMER ELECTRONIC PRODUCTS, CHANGES IN DOMESTIC AND FOREIGN ECONOMIC, MARKET AND REGULATORY CONDITIONS, THE INHERENT UNCERTAINTY OF FINANCIAL ESTIMATES AND PROJECTIONS, THE UNCERTAINTIES INVOLVED IN CERTAIN LEGAL PROCEEDINGS, INSTABILITIES ARISING FROM TERRORIST ACTIONS AND RESPONSES THERETO, AND OTHER CONSIDERATIONS DESCRIBED AS “RISK FACTORS” IN OTHER FILINGS BY THE COMPANY WITH THE SEC INCLUDING ITS ANNUAL REPORT ON FORM 10-K. SUCH FACTORS MAY ALSO CAUSE SUBSTANTIAL VOLATILITY IN THE MARKET PRICE OF THE COMPANY’S COMMON STOCK. ALL SUCH FORWARD-LOOKING STATEMENTS ARE CURRENT ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS WERE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH ANY SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

      ANY REFERENCE TO “ACL”, THE “COMPANY” OR THE “REGISTRANT”, “WE”, “OUR” OR “US” MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

Overview

     Corporate Background

     The Company, through its wholly-owned subsidiaries Atlantic Components Limited, a Hong Kong corporation (“Atlantic”) is engaged primarily in the business of distribution of memory products under “Samsung” brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

     As of March 31, 2007, ACL had more than 120 active customers in Hong Kong and Southern China.

     ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Critical Accounting Policies

     The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL’s most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments ACL uses in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

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

     Allowance for Doubtful Accounts. ACL maintains an allowance for doubtful accounts for estimated losses resulting from the inability of ACL’s customers to make required payments. ACL’s allowance for doubtful accounts is based on ACL’s assessment of the collectibility of specific customer accounts, the aging of accounts receivable, ACL’s history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or ACL’s customers’ actual defaults exceed ACL’s historical experience, ACL’s estimates could change and impact ACL’s reported results.

Contractual Obligations

The following table presents the Company’s contractual obligations as of March 31, 2007 over the next five years and thereafter:

Payments by Period
		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	102,982	79,442	23,540	---	---
Line of credit and notes payable –
short-term	12,052,694	12,052,694	---	---	---
Short Term Loan	135,300	135,300
Long Term Loan	2,024,408	121,151	252,416	189,594	1,461,247
Total Contractual Obligations	$14,315,384	$12,388,587	$275,956	$189,594	$1,461,247

Accounting Principles; Anticipated Effect of Growth

     Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company’s sales and expenses in the next 12 months.

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

     Sale for the quarter ended March 31, 2007 (“2007 1st Quarter”) increased 9% compared to the quarter ended December 31, 2006 and 27% compared to the quarter ended March 31, 2006. The gross profit margin for the Company during 2007 1st Quarter was 2.77%, compared to a 3.78% for the corresponding quarter in 2006.

     The Company’s gross profit for 2007 1st Quarter was $887,229, as compared to $950,937 for the quarter ended March 31, 2006, representing a 7.0% decrease. This decrease was primarily attributable to a reduction by Samsung HK in 2007 1st Quarter ofthe sales commission paid by Samsung HK to its agents (including the Company) from 2.4% to 1.8%, a 25% decrease. The Company was able to significantly offset the impact of such reduction on its gross margin by negotiating several short to medium-term supply contracts with OEM factories in Hong Kong and South China, which resulted in a higher turnover for 2007 1st Quarter compared to the quarter ended December 31, 2006, which is uncommon for a traditional slow season.

     Although the Company’s sales for 2007 1st Quarter remained strong, the overall PC market lagged behind analysts’ forecasts during such period, with especially weak demand for DDR modules. The launch of Windows Vista operating system in early 2007 did not result in a wave of upgrading in PC system as originally expected. While the largest PC manufacturers have been offering a wide range of desktop and laptop models embedded with Windows Vista for retail channels, in the clone market, which is the prime target market of the Company, there was not a significant increase in demand for larger capacity DDR modules which are required for a Windows Vista compliant system. The Company believes this is due to the fairly expensive price of the larger capacity DDR module and the high request on VGA card if a PC system needed to be Vista compliant. On the other hand, many DRAM manufacturers shifted their production line from Flash to produce more DRAM following a Flash price slump in 2006, which resulted in a much greater supply of DRAM in 2007 1st Quarter. As a direct result, Samsung’s market share of the DRAM module market was at its lowest level in 7 years in 2007 1st Quarter, with Samsung’s the sales volume for DRAM dropping 22%, only slightly ahead of No. 2 Hynix.

In contrast to the market for DDR modules which experienced 45%-50% unit price drop through 2007 1st Quarter, the market for VGA DDR chips was much better. In 2007 1st Quarter, the Company secured several large contracts with large VGA card OEM factories, resulting in sales of approximately 5,000 DDR chips during such quarter, principally to both the Nvidia manufacturer as well as to the newer ATI manufacturer.

The unit price of Flash components experienced a continuing drop of more than 50% at the beginning of 2007 1st Quarter, however, towards the end of 2007 1st Quarter, there was a market shortage of Flash components and the earlier losses attributable to the price drop were recovered. This increase in demand and price was due largely to a market rumor of a major Flash contract between Samsung and Apple regarding its iPod series. The increase in demand for Flash memory was also attributable to the new launch of MP3/MP4 players with larger capacity builtin memory (up to 4GB) which became more common from manufacturers such as Samsung, Sony and Creative etc. The overall MP3 market in 2007 1st Quarter appeared to have revived from the last 2 years of slowdown, with much more demand after the Chinese New Year from Chinese MP3 factories. As a result of these market forces, the Company’s overall sales volume of Flash component was able to reach 900,000 pieces.

Cost of sales

     Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company’s gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company’s procurement operations are supported by Samsung HK, although there is no written long-term supply agreement in place between Atlantic and Samsung HK.

Operating expenses

     The Company’s operating expenses for the three months ended March 31, 2007 and 2006 were comprised of sales and marketing and general and administrative expenses only.

     Sales and marketing expenses consisted primarily of and external commissions paid to external sales personnel and costs associated with advertising and marketing activities.

     General and administrative expenses include all corporate and administrative functions that serve to support the Company’s current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to increase as a result of increased legal and accounting fees anticipated in connection with the Company’s compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

     Interest expense, including finance charges, relates primarily to Atlantic’s short-term and long-term bank borrowings, which the Company intends to reduce.

Results of Operations

     The following table sets forth unaudited statements of operations data for the three months ended March 31, 2007 and 2006 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and the related notes appearing elsewhere in this document.

	For the Three Months Ended March 31,
	(US$) (Unaudited)
	2007	2006

Net sales	100%	100%
Cost of sales	97.23%	96.22%
Gross profit	2.77%	3.78%

Operating expenses:
Sales and marketing	0.05%	0.85%
General and administrative	1.88%	1.82%
Total operating expenses	1.93%	2.67%

Income from operations	0.84%	1.10%
Other expenses:
Interest expenses	-0.72%	-0.62%
Miscellaneous	0.14%	0.09%
Total other expenses	-0.58%	-0.53%
Income taxes	0.05%	0.13%
Net income	0.21%	0.45%

Unaudited Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

     Net sales

     Sales increased by $6,859,714 or 27.2% from $25,175,653 in the three months ended March 31, 2006 to $32,035,367 in the three months ended March 31, 2007. The increase was mainly due to increased sales to OEM factories in Hong Kong and South China areas, resulting in a higher turnover when compared to the three months ended March 31, 2006.

     Cost of sales

     Cost of sales increased by $6,923,422, or 28.6%, from $24,224,716 for the three months ended March 31, 2006 to $31,148,138 for the three months ended March 31, 2007. The increase in cost of sales is in proportion to the increase in net sales stated above. As a percentage of sales, cost of sales increased to 97.2% of sales in the three months ended March 31, 2007 from 96.2% of sales in the three months ended March 31, 2006, which is principally attributable to Samsung’s reduction of its commission from 2.4% to 1.8%, a 25% decrease which it affected the company’s profitability.

     Gross profit

     Gross profit decreased by $63,708 or 6.7%, from $950,937 for the three months ended March 31, 2006 to $887,229 for the three months ended March 31, 2007. The decrease in gross profits resulted primarily from the decrease in gross profit margin to 2.8% of sales in the three months ended March 31, 2007 compared to 3.8% of sales in the three months ended March 31, 2006, as a result of Samsung HK’s reduction of the sales commission it pays its agents by 0.6%, with effect from the first quarter of 2007.

     Operating expenses

     Sales and marketing expenses decreased by $196,733 or 91.8%, from $214,200 for the three months ended March 31, 2006 to $17,467 for the three months ended March 31, 2007. This decrease was principally attributable to the sales commission expenses incurred for the first quarter of 2007.

     General and administrative expenses increased $141,354 or 30.8% from $459,087 in the three months ended March 31, 2006 to $600,441 in the three months ended March 31, 2007. This increase was principally attributable to an increase in depreciation, director’s remuneration and salary expenses.

     Income from operations for the Company was $269,321 for the three months ended March 31, 2007 compared to income of $277,650 for the three months ended March 31, 2006, representing a decrease of income by $8,329 or 3%. This decrease was the result of decrease of gross profit during the first quarter of 2007.

     Other income (expenses)

     Interest expense increased by $76,734, or 49.6%, from $154,832 in the three months ended March 31, 2006, to $231,556 in the three months ended March 31, 2007. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense will increase significantly in 2007 because of increase in bank lines of credit and loan facilities.

     The Company’s net income decreased by $47,929 or 42.1% from $113,779 for the three months ended March 31, 2006 to a net income of $65,850 for the three months ended March 31, 2007, primarily due to the decrease in gross profit during the first quarter of 2007.

     Income tax

     Income tax decreased by $17,895 or 56.1% from $31,893 for the three months ended March 31, 2006 to $16,998 for the three months ended March 31, 2007, primarily due to the decrease in net income during the first quarter of 2007.

Liquidity and capital resources

     The Company’s principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company’s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

     The Company may require additional financing in order to finance its growing business and implement its business plan. In order to meet anticipated demand for Samsung’s memory products in the Southern China market over the next 12 months, the Company has borrowed $1.7 million in short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK’s warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company’s common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management’s control, the Company’s capital requirements may increase.

     The following factors, among others, could cause actual results to differ from those expected caused by: pricing pressures in the industry; a downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung’s memory products; a decrease in its ability to attract new customers; an increase in competition in the memory products market; and the ability our customers to obtain financing. These factors or additional risks and uncertainties not known to ACL or that it currently deems immaterial may impair business operations and may cause ACL’s actual results to differ materially from any forward-looking statement.

     Although we believe our expectations of future growth are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update its expectation after the date of this report to conform them to actual results or to reflect changes in expectations.

     In the three months ended March 31, 2007, net cash provided by operating activities was $1,155,086 while in the three months ended March 31, 2006, ACL used net cash of $2,285,556 in operating activities, an increase of $3,440,642. This increase was primarily due to an increase of accounts payable.

     In the three months ended March 31, 2007, net cash used for $2,508,759 in investing activities while in the three months ended March 31, 2006, ACL used for $640,418 in investing activities, an increase in cash used of $1,868,341. This increase was primarily due to the restricted cash and securities held by the bank as collateral for borrowings.

     In the three months ended March 31, 2007, net cash provided by financing activities was $1,229,900 while in the three months ended March 31, 2006, net cash Aprovided by financing activities was $1,324,015, a decrease of $94,115.

      An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 8.0 to 8.25% per annum) prevailing in Hong Kong. For the three months ended March 31, 2007 and the three months ended March 31, 2006, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

Impact of Inflation

     ACL believes that its results of operations are not significantly impacted by moderate changes in inflation rates as it expects it will be able to pass these costs by component price increases to its customers.

Seasonality

     ACL has not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

ITEM 4. CONTROLS AND PROCEDURES

     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including Atlantic, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended March 31, 2007 except for:

1.   Form 8-K/A filed January 23, 2007 relating to items 4.01 and 4.02 7.

2.   Form 8-K/A filed Januar 24, 2007, relating to item 4.01 and 4.02.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: May 14, 2007	By:	/s/ Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer