Form 10-Q
period 2007-06-30
ACL SEMICONDUCTOR INC
filed 2007-08-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007.

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

011-852-2799-1996
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer [__] Accelerated filer [__] Non-accelerated filer [X]

Indicate whether the registrant is a shell company. Yes [   ] No [X]

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2007.

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited)
	and December 31, 2006	2-3

	Condensed Consolidated Statements of Operations for the three months and
	six months ended June 30, 2007 and June 30, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months
	ended June 30, 2007 and June 30, 2006 (unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-13

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	18

ITEM 4T.	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION	20

Item 6 Exhibits		20

SIGNATURES		21

EXHIBITS

Cautionary Note Regarding Forward-Looking Statements

The Company has included in this quarterly report certain “Forward-Looking Statements” within the meaning of the Private Securities litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-Looking Statements” consist of all non-historical information and the analysis of historical information, cindluging the references in this report to future revenue growth, future expense growth, future credit exposure, earning before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expensidtures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identity such forward-looking statements.

               Actual results could differ materially from those priojected in the company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for computer and consumer electronic products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filing by the Company with the Securities and Exchange Commission including its annual report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company’s common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligations to publicly update any forward looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Any reference to “ACL”, the “Company” or the “Registrant”, “we”, “our” or “us” means ACL Semiconductors Inc. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)

Current assets:
Cash and cash equivalents	$842,288	$1,447,486
Restricted cash	4,085,500	2,708,577
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2007 and 2006	1,782,128	2,008,474
Accounts receivable, related parties	6,714,507	7,372,467
Inventories, net	6,178,996	3,253,255
Other current assets	191,031	40,937

Total current assets	19,794,450	16,831,196

Investment in Securities (Pledged)	769,231	0

Property, equipment and improvements, net of
accumulated depreciation and amortization	6,915,937	3,909,121

Other deposits	385,402	381,038

	$27,865,020	$21,121,355

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	June 30	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Accounts payable	$8,855,489	$5,009,723
Accrued expenses	256,184	314,224
Lines of credit and notes payable	14,293,417	10,838,467
Current portion of long-term debt	124,794	107,739
Due to stockholders for converted pledged collateral	112,385	112,385
Amount due to stockholder/director	-	913,463
Income tax payable	95,592	74,839
Other current liabilities	106,702	302,430

Total current liabilities	23,844,563	17,673,270

Long-term debts, less current portion	2,658,283	1,900,997
	26,502,846	19,574,267

Commitments and contingencies	-	-

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 27,829,936 shares outstanding at June 30, 2007	27,830	27,830
and December 31, 2006
Amount due from stockholder/director	(76,366)	-
Additional paid in capital	3,488,527	3,488,527
Accumulated deficit	(2,077,817)	(1,969,269)

Total stockholders' equity	1,362,174	1,547,088

	$27,865,020	$21,121,355

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006
Net sales:
Related parties	$7,595,771	$5,577,040
Other	24,155,114	15,468,906
Less discounts to customers	(19,401)	(2,083)

	31,731,484	21,043,863

Cost of sales	31,221,150	20,327,980

Gross profit	510,334	715,883

Operating expenses:
Selling	16,212	149,477
General and administrative	618,108	509,486

Income from operations	(123,986)	56,920

Other income (expenses):
Interest expense	(242,930)	(140,323)
Unrelaized profits	154,704	-
Miscellaneous	77,867	24,021

Income before income taxes	(134,345)	(59,382)

Income taxes	40,053	19,740

Net income	$(174,398)	$(79,122)

Earnings per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	27,829,936	27,829,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Six months ended
	June 30,	June 30,
	2007	2006

Cash flows provided by (used for) operating activities:
Net (loss) / income	$(108,548)	$34,657

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	93,524	16,122
Change in inventory reserve	(89,744)	33,333
Fair value of options issued to employees	-	128,122

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	226,345	25,862
Accounts receivable - related parties	657,960	(1,697,953)
Inventories	(2,835,997)	(1,056,676)
Refundable deposits		1,000,000
Other current assets	(150,093)	(159,904)
Deposits	(4,364)	105

Increase (decrease) in liabilities
Accounts payable	3,845,766	(21,259)
Accrued expenses	(58,040)	(66,689)
Payable related to debt settlement	-	(76,088)
Income tax payable	20,753	22,732
Other current liabilities	(195,728)	(41,167)
Total adjustments	1,510,382	(1,893,460)

Net cash provided by (used for)
operating activities	1,401,834	(1,858,803)

Cash flows used for investing activities:
Repayments (to) from stockholders	(989,829)	15,934
Increase of restricted cash	(1,376,923)	(641,025)
Investment in Securities (Pledged)	(769,231)	-
Purchases of property, equipment and improvements	(3,100,340)	(6,225)

Net cash used for investing activities	(6,236,323)	(631,316)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows provided by financing activities:
Proceeds on lines of credit and
notes payable	3,454,950	1,241,556
Principal loan (repayments) on long-term debt	774,341	-
Loan received from related parties	-	-

Net cash provided by financing activities	4,229,291	1,241,556

Net decrease in cash and cash equivalents	(605,198)	(1,248,563)

Cash and cash equivalents, beginning of the period	1,447,486	2,537,799

Cash and cash equivalents, end of the period	$842,288	$1,289,236

Supplemental disclosure of cash flow information:

Interest paid	$474,497	$295,155

Income tax paid	$29,640	$20,089

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                          Basis of Presentation and Nature of Business Operations Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) and Alpha Perform Technology Limited (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2007 and December 31, 2006, and the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and the cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business Operations

ACL was incorporated under the State of Delaware on September 17, 2002 and acquired Atlantic through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities were consolidated with those of Atlantic.

Revenue Recognition

Product sales are recognized when products are shipped to customers, title passes and collection is reasonably assured. Provisions for discounts to customers, estimated returns and allowances and other price adjustments are deducted from the Company’s gross sales in the same periods the related revenues are recorded.

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company’s subsidiaries is Hong Kong dollars (“HKD”) as most of the Company’s operations are conducted in HKD. Foreign currency transactions (outside Hong Kong) during the period are translated into HKD according to the prevailing exchange rate at the relevant transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates.

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

3.                          Related Party Transactions

Transactions with Mr. Yang

As of June 30, 2007, the Company had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $76,366. As of December 31, 2006, the Company had an outstanding payable to Mr. Yang of $913,463.

For the three months ended June 30, 2007 and 2006, the Company recorded and paid $132,051 and $50,000, respectively, to Mr. Yang as compensation. For the six months ended June 30, 2007 and 2006, the Company recorded and paid $251,282 and $100,000, respectively, to Mr. Yang as compensation.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company paid rent of $7,906 $23,077, $17,521 and $23,077, respectively, for Mr. Yang’s personal residency as additional compensation.

Transactions with Classic Electronics Ltd.

As of June 30, 2007 and December 31, 2006, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $770,000 and $6,709,495, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic.

The Company leased one of its facilities and Mr. Yang’s personal residency from Classic. Lease agreements for the two facilities expired and the properties were acquired from Classic by the Company on July 21, 2006. Prior to the expiration of the leases, monthly lease payments for these two leases totaled $6,684. The Company paid rent expense of $0, $20,053, $0 and $40,106 to Classic for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.

Mr. Ben Wong, a director of ACL, owns 99.9% of the equity of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

On August 31, 2006, the Company entered into a lease agreement with Solution Semiconductor (China) Ltd. (“Solution”) pursuant to which the Company leases a warehouse unit of approximately 968 sq. ft. located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong for a monthly lease payment of $859 per month. The lease agreement for this facility expires on August 31, 2008. The Company paid rent expense of $2,577, $0, $5,154 and $0 to Solution for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Ben Wong, a director of the Company, owns 99% of the equity of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company received service fees of $3,846, $0 $7,692 and $0, respectively, from Systematic Information Ltd. (“Systematic”). There were no outstanding accounts receivable due from Systematic as of June 30, 2007 and December 31, 2006. The service fees were charged in consideration for the provision by the Company of back office support to Systematic.

On April 1, 2004, the Company entered into a lease agreement with Systematic pursuant to which the Company leased one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this facility and personal residence from Systematic (see Note 9 for details). The Company paid rent expenses of $8,013 $9,615, $19,230 and $19,230 to Systematic for the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006, respectively.

Outstanding accounts payable $40,004 and $0 due to Systematic as of June 30, 2007 and December 31, 2006.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic.

Transactions with Global Mega Development Ltd.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company received management fees of $1,923, $1,923 $3,846 and $3,846, respectively, from Global Mega Development Ltd. (“Global”). There were no outstanding accounts receivable due from Global as of June 30, 2007 and December 31, 2006. The management fee was charged in consideration for the provision by the Company of back office support to Global.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Global.

Transactions with Intelligent Network Technology Ltd.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company received management fees of $0, $1,923, $0 and $3,846, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). There were no outstanding accounts receivable due from Intelligent as of June 30, 2007 and December 31, 2006. The management fees were charged in consideration for the provision by the Company of back office support to Intelligent.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

Transactions with Systematic Semiconductor Ltd.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company received management fees of $3,846, $3,846, $7,692 and $7,692, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of June 30, 2007 and December 31, 2006. The management fees were charged in consideration for the provision by the Company of back office support to Systematic Semiconductor.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic Semiconductor.

Transactions with First World Logistics Ltd.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company sold memory components $0, $2,925,988, $0 and $7,094,671, respectively, to First World Logistics Ltd. (“First”). Outstanding accounts receivable totaled $0 as of June 30, 2007 and December 31, 2006. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company purchased $0, $775,260, $0 and $825,900, respectively, of memory components from First. There were no outstanding accounts payable due to First as of June 30, 2007 and December 31, 2006.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of First.

Transactions with Aristo Technologies Ltd.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company sold $7,595,770, $2,651,052, $10,864,394 and $2,651,052 respectively, of memory products to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $4,984,511 and $662,972 as of June 30, 2007 and December 31, 2006, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006 the Company purchased $477,400, $288,552, $1,039,116 and $288,552, respectively, of memory products from Aristo. There are no outstanding accounts due to Aristo as of June 30, 2007 and December 31, 2006 respectively.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Aristo.

Transactions with City Royal Limited

A residential property located in Hong Kong owned by City Royal Limited (“City”) was used by the Company as collateral for loans from DBS Bank (Hong Kong) Ltd.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 50% shareholder of City. The remaining 50% of City is owned by the wife of Mr.Yang.

4.                          Bank Facilities

The Company has entered into a series of credit facilities and debt arrangements in connection with theabove-referenced related party transactions with a group of banks in Hong Kong comprised of Dah Sing Bank Limited, DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited and Hang Seng Bank Limited. The Company has pledged all of its assets as collateral to secure its current and future borrowings under these facilities including specifically: by:

(i)	a fixed cash deposit of $769,231 (HK$6,000,000) as collateral for loans from Dah Sing Bank Limited;

(ii)

a fixed cash deposit of $641,025 (HK$5,000,000), a security interest in two residential properties and facility located in Hong Kong owned by Atlantic, and a security interest in residential property located in Hong Kong owned by City Royal Limited, a related party, as collateral for loans from DBS Bank (Hong Kong) Ltd;

(iii)	a fixed cash deposit of $1,298,321 (HK$10,126,901), plus an unlimited personal guarantee by Mr. Yang , as collateral for loans from The Bank of East Asia, Limited;

(iv)

a fixed cash deposit of $676,923 (HK$5,280,000), a security interest in a facility located in Hong Kong purchased from Systematic Information, a related party; a security interest in a facility located in Hong Kong owned by Solution, a related party; plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

(v)

a fixed cash deposit of $700,000 (HK$5,460,000), a security interest in a facility located in Hong Kong owned by Solution, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from Citic Ka Wah Bank Limited; and

(vi)	a cash deposit/securities not less than $769,231 (HK$6,000,000) plus unlimited personal guarantee by Mr.Yang as collateral for loans from Hang Seng Bank Limited.

5.                          Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 72% and 67% of materials to the Company for the six months ended June 30, 2007 and 2006, respectively. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the Company purchased $23,777,908, $14,258,149, $47,585,487 and $35,368,944, respectively, of components from Samsung HK. At June 30, 2007 and December 31, 2006, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $6,652,739 and $2,545,866, respectively.

6.                          Segment Reporting

The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.                          Stock Option Plan

Under the Company’s 2006 Incentive Equity Stock Plan (the “Plan”), the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years from the date of grant. Except in the case of options granted to Officers, Directors and Consultants or as otherwise provided in the relevant option agreement and approved by the Board, options granted under the Plan shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the options are granted. The weighted average estimated fair value of stock options granted during 2006 was $0.064 per share. On May 16, 2006, the Company granted a total of 2,000,000 options to three employees. The options were vested immediately and their fair value of $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates which was approximately 3.75%, and expected option life was 0.6 year. A summary of the status of the Company’s fixed stock option plan as of June 30, 2007, and changes during the years ending on those dates is presented below:

Weighted
	Number		Average
	of Shares		Exercise Price
Outstanding at December 31, 2006	2,000,000		$0.22
Granted	-		-
Exercised	-		-
Cancelled	-		-
Outstanding at June 30, 2007	2,000,000		$0.22

Options exercisable at
December 31, 2006	-	$	N/A
Options exercisable at
June 30, 2007	-	$	N/A

     The following tables summarize information about fixed stock options outstanding and exercisable at June 30, 2007:

Stock Options Outstanding

Weighted Average
	Number of	Remaining	Weighted
Range of	Shares	Contractual	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price
$0.22	2,000,000	9.0	$0.22

Stock Options Exercisable

Range of	Number of	Weighted
Exercise	Shares	Average
Prices	Exercisable	Exercise Price
$0.22	-	N/A

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

9.                          PURCHASES OF REAL ESTATE PROPERTY FROM SYSTEMATIC

On June 15, 2007, the Company purchased principally for investment purposes, an apartment that had been previously leased by the Company from Systematic as a residence of Mr. Alan Yang, for a purchase price of $2,996,869 including certain closing costs of $112,254. The purchase price for the property was based on the appraised value thereof made by an independent appraiser immediately prior to the closing of the sale. The Company believes the appraised value of this property represented the fair value of this property at the time of the transaction.

10.                        Reclassification

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

               Corporate Background

               The Company, through its wholly-owned subsidiary Atlantic is engaged primarily in the business of distribution of memory products under “Samsung” brandname which principally comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

               As of June 30, 2007, ACL had more than 120 active customers in Hong Kong and Southern China.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of June 30, 2007 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	111,581	66,308	45,273	---	---
Line of credit and notes payable –
short-term	14,293,417	14,293,417	---	---	---
Short Term Loan	53,284	53,284	---	---	---
Long Term Loan	2,812,682	154,399	317,652	257,309	2,083,322
Total Contractual Obligations	$17,270,964	$14,567,408	$362,925	$257,309	$2,083,322

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

               For the three months ended June 30, 2007, the Company realized net sales of US$31.7 million, an increase of approximately 51% over net sales for the three month’s ended June 30, 2006. The Company’s gross profit for the three months ended June 30, 2007 was US$510,334, representing 1.6% of net sales for such period.

               The Company’s net sales are derived approximately 50% from the sale of Flash memory products and approximately 50% from the sale of DRAM memory products. The Flash business includes the finished Flash card, a new Samsung product, the Flash component and the Flash wafer. The Flash business has undergone significant change as a result of the introduction in 4th quarter of 2006 of the finished Flash cards to the market. Many medium- and small-sized manufacturers of Flash cards, which purchase a significant percentage of Flash components, were negatively impacted by both a supply shortage of Flash components as well as the pricing of finished Flash cards from major suppliers such as Samsung, Toshiba and Transcend. As a result, some companies have changed from being manufacturers to become traders of Flash cards. Other companies, in an effort to further reduce costs, have been seeking to purchase Flash wafers from us to manufacture their own Flash components. Previously, we sold the finished products of Samsung such as Flash Card and Flash components. Since there has been an insufficient supply of those two products, we have included Flash wafers into our portfolio. As a result, we believe we have a more balanced product portfolio among Flash cards, Flash components and Flash wafers and have access to sufficient supply to meet the challenge of the continuing shortage of Flash components. The Company’s net sales derived from sales of DRAM memory products during the three months ended June 30, 2007 decreased as a result of decreases in the market price for DDR2. While sales of DRAM chips during the three months ended June 30, 2007 hit a record high, net sales therefrom increased only slightly as a result of the decreased unit price. The price of Flash components has decreased steadily since the three month period ending December 31, 2006 through March 31, 2007. During this period, several Flash product manufacturers shifted their operations to manufacture DRAM rather than Flash products which, in turn, resulted in an over-supply of DRAM products on the market in the quarter ending June 30, 2007.

               The three months ending June 30 are traditionally slower than other quarters. During this quarter, the Company increased its efforts to enlarge its market share and presence, especially in the mainland China market. During the three months ended June 30, 2007, the Company began marketing Samsung products to several 1st tier manufacturers in China, including Ramaxel, the largest subcontractor for Lenovo’s module production, Konka Electronics, a television manufacturer; Coship, a manufacturer of set-top boxes and GPS systems, MTC Multimedia, a manufacturer of multimedia products and Netcom, a flash card manufacturer. While no written agreements have been entered, the Company hopes these new relationships will result in a significant increase in future orders for memory products.

Operating expenses

               The Company’s operating expenses for the three months ended June 30, 2007 and 2006 were comprised of sales and marketing and general and administrative expenses only.

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

Results of Operations

               The following table sets forth unaudited statements of operations data for the three months ended June 30, 2007 and 2006 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and the related notes appearing elsewhere in this document.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)
Net Sales	100%	100%	100%	100%
Cost of sales	98.39%	96.60%	97.81%	96.39%

Gross Profit	1.61%	3.40%	2.19%	3.61%

Operating expenses:
Selling	0.05%	0.71%	0.05%	0.79%
General and administrative	1.95%	2.42%	1.91%	2.10%
Total operating expenses	2.00%	3.13%	1.96%	2.89%

Income (loss) from operations	-0.39%	0.27%	0.23%	0.72%

Other expenses:
Interest expenses	-0.77%	-0.67%	-0.74%	-0.64%
Miscellaneous	0.73%	0.11%	0.43%	-0.10%

Income (loss) before income taxes	-0.43%	-0.29%	-0.08%	0.18%

Income taxes expenses (benefits)	0.13%	0.09%	0.09%	0.11%

Net income (loss)	-0.56%	-0.38%	-0.17%	0.70%

Unaudited Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

               Net sales

               Sales increased by $10,687621 or 50.8% from $21,043,863 in the three months ended June 30, 2006 to $31,731,484 in the three months ended June 30, 2007. The increase was mainly due to increased sales to OEM factories in Hong Kong and South China areas, resulting in a higher turnover when compared to the three months ended March 31, 2006.

               Cost of sales

               Cost of sales increased by $10,893,170, or 53.6%, from $20,327,980 for the three months ended June 30, 2006 to $31,221,150 for the three months ended June 30, 2007. The increase in cost of sales was principally attributable to the increase in net sales stated above. As a percentage of sales, cost of sales increased to 98.4% of sales in the three months ended June 30, 2007 from 96.6% of sales in the three months ended June 30, 2006, which is principally attributable to Samsung’s reduction of its commission from 2.4% to 1.8%, a 25% decrease which has affected the company’s profitability.

               Gross profit

               Gross profit decreased by $205,549 or 28.7%, from $715,883 for the three months ended June 30, 2006 to $510,334 for the three months ended June 30, 2007. The decrease in gross profits resulted primarily from the decrease in gross profit margin to 1.6% of sales in the three months ended June 30, 2007 compared to 3.4% of sales in the three months ended June 30, 2006, as a result of Samsung HK’s reduction of the sales commission it pays its agents by 0.6%, with effect from the first quarter of 2007.

               Operating expenses

               Sales and marketing expenses decreased by $133,265 or 89.2%, from $149,477 for the three months ended June 30, 2006 to $16,212 for the three months ended June 30, 2007. This decrease was principally attributable to the decreased sales commission expenses incurred for the second quarter of 2007.

               General and administrative expenses increased $108,622 or 21.3% from $509,486 in the three months ended June 30, 2006 to $618,108 in the three months ended June 30, 2007. This increase was principally attributable to an increase in depreciation, director’s remuneration and salary expenses.

               Loss from operations for the Company was $123,986 for the three months ended June 30, 2007 compared to income of $56,920 for the three months ended June 30, 2006, representing a decrease of income by $180,906 or 317.8% . This decrease was the result of the decrease in gross profit during the second quarter of 2007.

               Other income (expenses)

               Interest expense increased by $102,607 or 73.1%, from $140,323 in the three months ended June 30, 2006, to $242,930 in the three months ended June 30, 2007. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense will increase significantly in 2007 because of an increase in bank lines of credit and loan facilities.

               Unrealized profits increased by $154,704 from $0 in the three months ended June 30, 2006, to $154,704 in the three months ended June 30, 2007. This increase was mainly attributable to the increase in the market value as of June 30, 2007 over the cost of purchase of certain securities pledged by the Company in favor of Hang Seng Bank Limited (see Note 4).

               The Company's net loss increased by $95,277 or 120.4% from $79,121 for the three months ended June 30, 2006 to $174,398 for the three months ended June 30, 2007, primarily due to the decrease in gross profit during the second quarter of 2007.

               Income tax

               Income tax increased by $20,313 or 102.9% from $19,740 for the three months ended June 30, 2007 to $40,053 for the three months ended June 30, 2007, primarily due to the underprovision for taxes for 2006 which was recorded in the second quarter of 2007.

Liquidity and capital resources

                    The Company’s principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company’s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

               The Company may require additional financing in order to finance its growing business and implement its business plan. In order to meet anticipated demand for Samsung’s memory products in the Southern China market, the Company has borrowed $1.7 million in short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK one day in advance of the release of goods from Samsung HK’s warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected. As a result of any such financing, if it is an equity financing, the holders of the Company’s common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management’s control, the Company’s capital requirements may increase.

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

               In the six months ended June 30, 2007, net cash provided by operating activities was $1,401,834 while in the six months ended June 30, 2006, ACL used net cash of $1,858,803 in operating activities, an increase of $3,260,637. This increase was primarily due to an increase of accounts payable as of June 30, 2007.

               In the six months ended June 30, 2007, net cash used for investing activities was $6,236,323, while in the six months ended June 30, 2006, ACL used $631,316 for investing activities, an increase in cash used of $5,605,007. This increase was primarily due to an increase in the cash and securities held by the bank group from which the Company borrows money, as collateral for such borrowings as well as the piece of real estate property owned by the Company (see Note 9).

               In the six months ended June 30, 2007, net cash provided by financing activities was $4,229,291 while in the six months ended June 30, 2006, net cash provided by financing activities was $1,241,556 an increase of $2,987,735. This increase was due to an increase in the Company’s borrowings under bank lines of credit and long-term loans.

                An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 8.0 to 8.25% per annum) prevailing in Hong Kong. For the six months ended June 30, 2007 and the six months ended June 30, 2006,

Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

               We maintain a set of disclosure controls and procedures designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls are also designed to reasonably assure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The evaluation of our disclosure controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. In the course of the evaluation of disclosure controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation the CEO and the CFO concluded that as of June 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

We have also reviewed changes in our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Reports on Form 8-K were filed during the three months ended June 30, 2007 except for:

1.	Form 8-K/A filed January 23, 2007 relating to items 4.01 and 4.02 7.
2.	Form 8-K/A filed Januar 24, 2007, relating to item 4.01 and 4.02.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: August 14, 2007	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer