Form 10-Q
period 2007-09-30
ACL SEMICONDUCTOR INC
filed 2007-11-16
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF

1934 For the transition period from ____ to ____.

Commission File Number: 000-50140

ACL Semiconductors Inc.
(Name of registrant as specified in its charter)

Delaware	16-1642709
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

B24-B27, 1/F., Block B
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

Indicate whether the registrant is a shell company. Yes [  ] No [X]

Registrant had 27,829,936 shares of common stock, par value $0.001 per share, outstanding as of November 15, 2007.

Page No.

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited)
	and December 31, 2006	2-3

Condensed Consolidated Statements of Operations for the three months and
	nine months ended September 30, 2007 and September 30, 2006 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2007 and September 30, 2006 (unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	18-19

ITEM 4T.	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION

Item 6 Exhibits		20

SIGNATURES		21

EXHIBITS		22-25

Cautionary Note Regarding Forward-Looking Statements

The Company has included in this quarterly report certain “Forward-Looking Statements” within the meaning of the Private Securities litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-Looking Statements” consist of all non-historical information and the analysis of historical information, including the references in this report to future revenue growth, future expense growth, future credit exposure, earning before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identity such forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,945,888	$1,447,486
Restricted cash	4,706,564	2,708,577
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2007 and 2006	4,407,001	2,008,474
Accounts receivable, related parties	6,049,808	7,372,467
Inventories, net	6,749,371	3,253,255
Other current assets	583,191	40,937

Total current assets	24,441,823	16,831,196

Investment in Securities (Pledged)	769,231	0

Property, equipment and improvements, net of
accumulated depreciation and amortization	6,929,236	3,909,121

Other deposits	390,851	381,038

	$32,531,141	$21,121,355

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)

Current liabilities:
Accounts payable	$14,298,595	$5,009,723
Accrued expenses	584,778	314,224
Lines of credit and notes payable	12,534,268	10,838,467
Current portion of long-term debt	142,360	107,739
Due to stockholders for converted pledged collateral	112,385	112,385
Amount due to stockholder/director	-	913,463
Income tax payable	240,596	74,839
Other current liabilities	91,935	302,430

Total current liabilities	28,004,917	17,673,270

Long-term debts, less current portion	2,626,024	1,900,997
	30,630,941	19,574,267

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 27,829,936 shares outstanding at September 30, 2007
and December 31, 2006	27,830	27,830
Amount due from stockholder/director	(76,366)	-
Additional paid in capital	3,488,527	3,488,527
Accumulated deficit	(1,539,791)	(1,969,269)

Total stockholders’ equity	1,900,200	1,547,088

	$32,531,141	$21,121,355

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		NIne Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net sales:
Related parties	$3,647,273	$6,457,711	$14,511,667	$16,203,434
Other	40,292,702	23,695,653	93,229,801	60,175,045
Less discounts to customers	(45,408)	(14,143)	(80,050)	(19,742)

	43,894,567	30,139,221	107,661,418	76,358,737

Cost of sales	42,252,002	28,936,358	104,621,291	73,489,054

Gross profit	1,642,565	1,202,863	3,040,127	2,869,683

Operating expenses:
Selling	17,304	202,069	50,983	565,747
General and administrative	1,084,175	606,051	2,302,724	1,538,049

Income from operations	541,086	394,743	686,420	765,887

Other income (expenses):
Interest expense	(268,209)	(191,943)	(742,705)	(487,098)
Unrelaized profits	321,882	-	476,586	-
Miscellaneous	88,272	35,789	211,233	82,665

Income before income taxes	683,031	238,589	631,534	361,454

Income taxes	145,004	61,905	202,055	113,538

Net income	$538,027	$176,684	$429,479	$247,916

Earnings per share - basic and diluted	$0.02	$0.01	$0.02	$0.01

Weighted average number of shares - basic and diluted	27,829,936	27,829,936	27,829,936	27,829,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net income	$429,479	$247,916

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	138,106	45,758
Change in inventory reserve	217,949	-
Fair value of options issued to employees	-	128,122

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	(2,398,527)	(638,040)
Accounts receivable - related parties	1,322,659	(2,700,320)
Inventories	(3,714,065)	(1,526,834)
Refundable deposits		-
Other current assets	(542,254)	69,290
Other deposits	(9,813)	5,314

Increase (decrease) in liabilities
Accounts payable	9,288,872	211,564
Accrued expenses	270,554	(43,000)
Payable related to debt settlement	-	(76,088)
Income tax payable	165,757	84,636
Other current liabilities	(210,495)	(41,187)
Total adjustments	4,528,743	(4,480,785)

Net cash provided by (used for)
operating activities	4,958,222	(4,232,869)

Cash flows used for investing activities:
Repayments (to) from stockholders	(989,829)	18,876
Increase of restricted cash	(1,997,987)	(1,923,076)
Investment in Securities (Pledged)	(769,231)	-
Purchases of property, equipment and improvements	(3,158,221)	(3,805,514)

Net cash used for investing activities	(6,915,268)	(5,709,714)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows provided by financing activities:
Proceeds on lines of credit and
notes payable	1,695,801	6,025,840
Principal loan (repayments) on long-term debt	759,648	1,986,227
Loan received from related parties	-	-

Net cash provided by financing activities	2,455,449	8,012,067

Net increase (decrease) in cash and cash equivalents	498,403	(1,930,516)

Cash and cash equivalents, beginning of the period	1,447,485	2,537,799

Cash and cash equivalents, end of the period	$1,945,888	$607,283

Supplemental disclosure of cash flow information:

Interest paid	$742,705	$487,097

Income tax paid	$29,640	$20,089

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company and Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of September 30, 2007 and December 31, 2006, and the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and the cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business Operations

ACL was incorporated under the State of Delaware on September 17, 2002 and acquired Atlantic through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities were consolidated with those of Atlantic.

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

3.           Related Party Transactions

Transactions with Mr. Alan Yang

As of September 30, 2007, the Company had an outstanding receivable from Mr. Yang, the Chief Executive Officer and Chairman of our Board of Directors, totaling $76,366. As of December 31, 2006, the Company had an outstanding payable to Mr. Yang of $913,463. As of September 30, 2007, there was no payable outstanding to Mr. Alan Yang.

For the three months ended September 30, 2007 and 2006, the Company recorded and paid $194,872 and $50,000, respectively, to Mr. Yang as compensation. For the nine months ended September 30, 2007 and 2006, the Company recorded and paid $446,154 and $150,000, respectively, to Mr. Yang as compensation.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company paid rent of $0, $12,510, $7,906 and $58,663, respectively, for Mr. Yang’s personal residency as additional compensation. Since July 2007, the Company has not provided any additional compensation for Mr. Yang’s personal residence.

Transactions with Classic Electronics Ltd.

As of September 30, 2007 and December 31, 2006, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $717,859 and $6,709,495, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic.

The Company leased one of its facilities and Mr. Yang’s personal residency from Classic. Lease agreements for the two facilities expired and the properties were acquired from Classic by the Company on July 21, 2006. Prior to the expiration of the leases, monthly lease payments for these leases totaled $6,684. The Company paid rent expense of $0, $20,053, $0 and $40,106 to Classic for the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006, respectively.

Mr. Ben Wong, a director of ACL, owns 99.9% of the equity of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

On August 31, 2006, the Company entered into a lease agreement with Solution Semiconductor (China) Ltd. (“Solution”) pursuant to which the Company leases a warehouse unit of approximately 968 sq. ft. located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong for a monthly lease payment of $859 per month. The Company began paying rent under the lease agreement with Solution from October 2006. The lease agreement for this facility expires on August 31, 2008. The Company paid rent expense of $3,269, $0, $9,115 and $0 to Solution for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Ben Wong, a director of the Company, owns 99% of the equity of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company received service fees of $3,846, $2,564; $11,538 and $2,564, respectively, from Systematic Information Ltd. (“Systematic”). There were no outstanding accounts receivable due from Systematic as of September 30, 2007 and December 31, 2006. The service fees were charged in consideration for the provision by the Company of back office support to Systematic.

On April 1, 2005, the Company entered into a lease agreement with Systematic pursuant to which the Company leased one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this facility and personal residence from Systematic. The Company paid rent expenses of $0, $9,615, $17,521 and $28,845 to Systematic for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

On August 31, 2006, the Company entered into a lease agreement with Systematic pursuant to which to the Company leases one industrial property for office use for a monthly lease payment of $641. The lease agreement for this property expires on August 31, 2008. The Company incurred and paid aggregate rent expenses of $1,923, $641, $5,769 and $641 to Systematic for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic.

Transactions with Global Mega Development Ltd.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company received management fees of $1,923, $1,923 $5,796 and $5,796, respectively, from Global Mega Development Ltd. (“Global”). There were no outstanding accounts receivable due from Global as of September 30, 2007 and December 31, 2006. The management fee was charged in consideration for the provision by the Company of back office support to Global.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Global.

Transactions with Intelligent Network Technology Ltd.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company received management fees of $0, $1,923, $0 and $5,796, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). There were no outstanding accounts receivable due from Intelligent as of September 30, 2007 and December 31, 2006. The management fees were charged in consideration for the provision by the Company of back office support to Intelligent.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

Transactions with Systematic Semiconductor Ltd.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company received management fees of $3,846, $3,846, $11,538 and $11,538, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of September 30, 2007 and December 31, 2006. The management fees were charged in consideration for the provision by the Company of back office support to Systematic Semiconductor.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic Semiconductor.

Transactions with First World Logistics Ltd.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company sold memory components valued at $0, $626,304, $0 and $7,720,975, respectively, to First World Logistics Ltd. (“First”). Outstanding accounts receivable totaled $0 as of September 30, 2007 and December 31, 2006. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company purchased $0, $0, $0 and $825,900, respectively, of memory components from First. There were no outstanding accounts payable due to First as of September 30, 2007 and December 31, 2006.

Mr. Alan Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of First.

Transactions with Aristo Technologies Ltd.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company sold $3,647,273, $5,831,407, $14,511,667 and $8,482,459 respectively, of memory products to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $4,903,835 and $662,972 as of September 30, 2007 and December 31, 2006, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006 the Company purchased $1,834,786, $131,328, $2,873,902 and $419,880, respectively, of memory products from Aristo. Outstanding accounts payable totaled $571,886 and $0, as of September 30, 2007 and December 31, 2006 respectively.

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

4.           Bank Facilities

The Company has entered into a series of credit facilities and debt arrangements in connection with the above-referenced related party transactions with a group of banks in Hong Kong comprised of Dah Sing Bank Limited, DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited and Hang Seng Bank Limited. The Company

has pledged all of its assets as collateral to secure its current and future borrowings under these facilities including specifically:

(i)	a fixed cash deposit of $769,231 (HK$6,000,000) plus unlimited personal guarantee by Mr. Yang as collateral for loans from Dah Sing Bank Limited;

(ii)

a fixed cash deposit of $641,025 (HK$5,000,000), a security interest in two residential properties and one facility located in Hong Kong owned by Atlantic, and a security interest in residential property located in Hong Kong owned by City Royal Limited, a related party, as collateral for loans from DBS Bank (HongKong) Ltd;

(iii)	a fixed cash deposit of $1,323,570 (HK$10,323,842), plus an unlimited personal guarantee by Mr. Yang , as collateral for loans from The Bank of East Asia, Limited;

(iv)

a fixed cash deposit of $1,282,051 (HK$10,000,000), a security interest in a facility located in Hong Kong owned by Systematic, a related party; a security interest in a facility located in Hong Kong owned by Solution, a related party; plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

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

5.           Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company. Samsung HK supplied approximately 65% and 76% of materials to the Company for the three months ended September 30, 2007 and 2006, respectively and 69 and 76% for the nine months ended September 30, 2007 and 2006. However, there is no written supply contract between the Company and Samsung HK and, accordingly, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, the Company purchased $28,382,836, $22,832,844, $75,827,922 and $58,201,788, respectively, of components from Samsung HK. At September 30, 2007 and December 31, 2006, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $10,569,665 and $2,545,866, respectively.

6.           Segment Reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.           Stock Option Plan

Under the Company’s 2006 Incentive Equity Stock Plan (the “Plan”), the Company may grant options to its employees for up to 5 million shares of common stock. The exercise price of each option should not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years from the date of grant. Except in the case of options granted to Officers, Directors and Consultants or as otherwise provided in the relevant option agreement and approved by the Board, options granted under the Plan shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the options are granted. The weighted average estimated fair value of stock options granted during 2006 was $0.064 per share. On May 16, 2006, the Company granted a total of 2,000,000 options to three employees. The options were vested immediately and their fair value of $128,122 was expensed during the three months ended June 30, 2006. The fair value of the options was estimated using the Black-Scholes valuation method, assuming a dividend yield of zero, a volatility factor of 115%, risk-free interest rates prevailing at the option grant dates which were approximately 3.75%, and expected option life was 0.6 year. A summary of the status of the Company’s fixed stock option plan as of September 30, 2007, and changes during the years ending on those dates is presented below:

Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at December 31, 2006	2,000,000	$ 0.22
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2007	2,000,000	$ 0.22

Options exercisable at
December 31, 2006	-	$ N/A
Options exercisable at
September 30, 2007	-	$ N/A

     The following tables summarize information about fixed stock options outstanding and exercisable at September 30, 2007:

Stock Options Outstanding

Weighted Average
	Number of	Remaining	Weighted
Range of	Shares	Contractual	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price
$0.22	2,000,000	8.8	$0.22

Stock Options Exercisable

Range of	Number of	Weighted
Exercise	Shares	Average
Prices	Exercisable	Exercise Price
$0.22	-	N/A

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the over funded or under funded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 will have a material impact on our financial position or results of operations, as the Company does not currently have any defined benefit pension or other post-retirement plans.

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

          As of September 30, 2007, ACL had more than 120 active customers in Hong Kong and Southern China.

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

          Allowance for Doubtful Accounts. ACL maintains an allowance for doubtful accounts for estimated losses resulting from the inability of ACL’s customers to make required payments. ACL’s allowance for doubtful accounts is based on ACL’s assessment of the collectibles of specific customer accounts, the aging of accounts receivable, ACL’s history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or ACL’s customers’ actual defaults exceed ACL’s historical experience, ACL’s estimates could change and impact ACL’s reported results.

Contractual Obligations

The following table presents the Company’s contractual obligations as of September 30, 2007 over the next five years and thereafter:

Payments by Period
		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	101,466	65,667	35,799	---	---
Line of credit and notes payable –
short-term	12,534,268	12,534,268	---	---	---
Short Term Loan	13,419	13,419	---	---	---
Long Term Loan	2,813,374	173,931	339,175	248,099	2,052,169
Total Contractual Obligations	$15,462,527	$12,787,285	$374,974	$248,099	$2,052,169

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

          In the 3rd quarter of 2007 the Company experienced a strong 35% sales growth compared to the 2nd quarter and a 50% increase year-on-year base at a record high of US$42.2 million. The gross profit is at US$ 1.6 million and the gross profit margin is 3.68% of the Company’s sales turnover, which is more than double that of the quarter before and almost as much as the year earlier. The net profit of US$0.5 million is encouraging especially after a net loss of US$ 174,000 in the 2nd quarter, proving that the Company’s strategy change is very effective.

          The DRAM and module sales of the group achieved a turnover of US$20 million, approximately 50% of the total sales. The 3rd quarter is the traditional peak season in terms of output and shipment from the major memory manufacturers, and the total PC shipment increased 10% compared to the 2nd quarter. Because of the expectation of the Vista effect, Samsung shifted most of the production from DDRI to DDRII since only DDRII module can meet the Vista’s system requirement on memory. The large volume in DDRII output caused a price drop around 30% through the quarter, making per byte price even lower than the DDRI module. Although such low price boosted the demand and brought in huge sales turnover, the Company was able to achieve only a slight profit margin. Based on the Company’s more conservative view towards Vista euphoria, the sales team still gave favorable forecast on DDRI demand at the beginning of the 3rd quarter, which proved to be a profitable strategy bringing a stronger return compared to DDRII. Overall, the sales proportion of DDRI to DDRII was 3:7.

          Flash component, card and wafer sales contributed another 50% in sales volume at US$21 million. The average price dropped 15-20% through the quarter, with supply being limited at the beginning of the quarter because Apple caused a strain on most of the Samsung capacity, triggering a lot of pull-in orders from other manufactures. The overall market was strong on flash storage media because of the holiday season production. The US consumer market was expected to be affected by the dropping property price and sub-prime mortgage issues, so the Company had been cautious in its selection of prime-tier customers. Diversifying through the year, more and more China based, domestic-demand driven OEM factories had been added to the Company’s customer portfolio. On the consumer electronics side, while the demand for traditional applications of MP3 and USB pen drive stagnated, there was a strong demand for high density applications such as 4GB and 8GB Flash cards from mobile phones and DSCs. The mobile handset combining multimedia and connectivity, such as camera, music, Bluetooth, Wi-Fi, GPS, mobile TV and NFC (near-field communication) will increase both volume and capacity in Flash demand.

Operating expenses

          The Company’s operating expenses for the three months ended September 30, 2007 and 2006 were comprised of sales and marketing and general and administrative expenses only.

          Sales and marketing expenses consisted primarily of external commissions paid to external sales personnel and costs associated with advertising and marketing activities.

          General and administrative expenses included all corporate and administrative functions that serve to support the Company’s current and future operations and provide an infrastructure to support future growth. Major items in this category included management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to increase as a result of increased legal and accounting fees anticipated in connection with the Company’s compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, related primarily to Atlantic’s short-term and long-term bank borrowings, which the Company intends to reduce.

Results of Operations

          The following table sets forth unaudited statements of operations data for the three months ended September 30, 2007 and 2006 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and the related notes appearing elsewhere in this document.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)
Net Sales	100%	100%	100%	100%
Cost of sales	96.26%	96.01%	97.18%	96.24%

Gross Profit	3.74%	3.99%	2.82%	3.76%

Operating expenses:
Selling	0.04%	0.67%	0.05%	0.74%
General and administrative	2.47%	2.01%	2.14%	2.01%
Total operating expenses	2.51%	2.68%	2.19%	2.75%

Income (loss) from operations	1.23%	1.31%	0.63%	1.01%

Other expenses:
Interest expenses	-0.61%	-0.64%	-0.69%	-0.64%
Miscellaneous	0.93%	0.11%	0.63%	0.10%

Income (loss) before income taxes	1.55%	0.78%	0.57%	0.47%

Income taxes expenses (benefits)	0.33%	0.21%	0.19%	0.15%

Net income (loss)	1.22%	0.57%	0.38%	0.32%

Unaudited Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

          Net sales

          Sales increased by $13,755,346 or 45.6% from $30,139,221 in the three months ended September 30, 2007 to $43,894,567 in the three months ended September 30, 2007. The 3rd quarter is the traditional peak season in terms of output and shipment from the major manufacturers, and the total PC shipment increased 10% compared to the 2nd quarter.

          Cost of sales

          Cost of sales increased by $13,315,644, or 46%, from $28,936,358 for the three months ended September 30, 2006 to $42,252,002 for the three months ended September 30, 2007. The increase in cost of sales was principally attributable to the increase in net sales stated above.

          Gross profit

          Gross profit increased by $439,701 or 36.5%, from $1,202,863 for the three months ended September 30, 2006 to $1,642,564 for the three months ended September 30, 2007. The Company’s gross profit decreased slightly to 3.74% of sales in the three months ended September 30, 2007 compared to 3.99% of sales in the three months ended September 30, 2006, as a result of special marketing effort of Samsung products to several 1st tier manufacturers in China.

          Operating expenses

          Sales and marketing expenses decreased by $184,765 or 91.4%, from $202,069 for the three months ended September 30, 2006 to $17,304 for the three months ended September 30, 2007. This decrease was principally attributable to the decreased sales commission expenses incurred for the third quarter of 2007.

          General and administrative expenses increased by $478,124 or 78.9% from $606,051 in the three months ended September 30, 2006 to $1,084,175 in the three months ended September 30, 2007. This increase was principally attributable to an increase in depreciation, director’s remuneration and salary expenses.

          Income from operations for the Company was $541,086 for the three months ended September 30, 2007 compared to $394,743 for the three months ended September 30, 2006, representing an increase of income by $146,343 or 37.1%. This decrease was the result of the increase in gross profit during the third quarter of 2007.

          Other income (expenses)

          Interest expense increased by $76,266 or 39.7%, from $191,943 in the three months ended September 30, 2006, to $268,209 in the three months ended September 30, 2007. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense will increase significantly in 2007 because of an increase in bank lines of credit and loan facilities.

          Unrealized profits increased by $321,882 from $0 in the three months ended September 30, 2006, to $321,882 in the three months ended September 30, 2007. This increase was mainly attributable to the increase in the market value as of September 30, 2007 over the cost of purchase of certain securities pledged by the Company in favor of Hang Seng Bank Limited (see Note 4).

          The Company’s net income increased by $361,343 or 120.4% from $176,684 for the three months ended September 30, 2006 to $538,027 for the three months ended September 30, 2007, primarily due to the increase in gross profit during the third quarter of 2007.

          Income tax

          Income tax increased by $83,099 or 134.2% from $61,905 for the three months ended September 30, 2007 to $145,004 for the three months ended September 30, 2007, primarily due to the net income increase in the third quarter of 2007.

Liquidity and capital resources

          The Company’s principal sources of liquidity have historically been cash provided by operations, bank lines of credit and credit terms from suppliers. The Company’s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

          The short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK must be made a day in advance of the release of goods from Samsung HK’s warehouse before receiving payments from customers upon physical delivery of such goods in

Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations are insufficient to fund its growth requirements, it will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected. If it is an equity financing, the holders of the Company’s common stock may experience substantial dilution. In addition, as its results may be negatively impacted and thus delayed as a result of political and economic factors beyond the management’s control, the Company’s capital requirements may increase.

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

          Although we believe our expectations of future growth are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update the expectation after the date of this report to conform them to actual results or to reflect changes in expectations.

          In the nine months ended September 30, 2007, net cash provided by operating activities was $4,958,222 while in the nine months ended September 30, 2006, ACL used net cash of $4,232,869 in operating activities, an increase of $9,191,091. This increase was primarily due to an increase of accounts receivable and payable as of September 30, 2007.

          In the nine months ended September 30, 2007, net cash used for investing activities was $6,915,268, while in the nine months ended September 30, 2006, ACL used $5,709,714 for investing activities, an increase in cash used of $1,205,554. This increase was primarily due to an increase in the cash and securities held by the bank group from which the Company borrows money, as collateral for such borrowings as well as the piece of real estate property owned by the Company.

          In the nine months ended September 30, 2007, net cash provided by financing activities was $2,455,449, while in the nine months ended September 30, 2006, net cash provided by financing activities was $8,012,067 a decrease of $5,556,618. This decrease was due to a decrease in the Company’s borrowings under bank lines of credit and long-term loans.

           An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 7.5 to 7.75% per annum) prevailing in Hong Kong. For the nine months ended September 30, 2007 and the nine months ended September 30, 2006, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

Impact of Inflation

          ACL believes that its results of operations are not significantly impacted by moderate changes in inflation rates as it expects it will be able to pass these costs by component price increases to its customers.

Seasonality

          ACL has not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

ITEM 4T. CONTROLS AND PROCEDURES

          We maintain a set of disclosure controls and procedures designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls are also designed to reasonably assure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The evaluation of our disclosure controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. In the course of the evaluation of disclosure controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Exchange Act. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation the CEO and the CFO concluded that as of September 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

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

(b) Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended September 30, 2007.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: November 16, 2007	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: November 16, 2007	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer