Form 10-K
period 2007-12-31
ACL SEMICONDUCTOR INC
filed 2008-04-14
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED – December 31, 2007

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 11, 2008 was approximately $–1,076,089 based upon the closing price of $0.10 of the registrant’s common stock on the OTC Bulletin Board, as of the last business day of the most recently completed first fiscal quarter (March 31, 2008). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 28,329,936 shares of common stock, par value $0.001 per share, outstanding as of April 1, 2008.

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

PART I

ITEM 1.           BUSINESS

GENERAL

          ACL Semiconductors Inc. (“the Company”) was incorporated under the laws of the State of Delaware on September 17, 2002. Our predecessor, Print Data Corp. (“Historic Print Data”) was incorporated under the laws of the State of Delaware on August 15, 1984 as a business forms distributor and supplier of office and computer environment supply needs.

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

          Business

          The Company is one of authorized distributors in the Hong Kong and southern region of the People’s Republic of China (“Southern China”) markets of memory products of Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) a wholly-owned subsidiary of Samsung, the world's largest producer of memory chips and a global producer of memory products pursuant to a distributorship agreement with Samsung (the “Distribution Agreement”) since 1993. Atlantic was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Samsung appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in Southern China

          Since 1993, Atlantic has diversified its product portfolio to include all Samsung’s memory products marketed under the “Samsung” brand name which comprise Dynamic Random Access Memory (“DRAM”), Double Data Rate RAM (“DDR”), Graphic Random Access Memory (“Graphic RAM”), NAND FLASH, NOR FLASH, and Multi-Chip Packing (“MCP”). Atlantic believes it is one of the largest and most successful distributors of Samsung memory products in Hong Kong and Southern China.

          The Company’s business objective is to build the best memory solutions platform for electronics manufacturers in the region. It also aims to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets’ demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. The Company works closely with Samsung and presents Samsung with updated market information that its collects from retail channels and corporate users to assist Samsung to plan their production and allocation schedule in advance. The Company’s business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, the Company maintains and develops a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, the Company has established distribution channels covering retail outlets and major corporate users in the region which allows those retail or ultimate customers a secure stable supply of Samsung’s memory products with competitive prices. The Company is a non-exclusive distributor of Samsung, and enjoys a minimum guaranteed gross profit margin range of approximately 1.5% to 2% of products sold in form of sales rebate payable by Samsung.

          Approximately 80% of the Company’s revenues are derived from sales of Samsung memory products. As of December 31, 2007, pricing for the Samsung memory products ranged from approximately $0.17 to $750 per product depending on the product specifications.

          The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2008. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement.

          Products

          Synchronous Dynamic Random Access Memory (“SDRAMs”) or mobile SDRAM are the most widely used semiconductor memory component in computer peripheral (HDD), DSC (digital still camera), Modems, ADSL Applications, DVD player, STB (set-top box), Digital TV, High Definition TV, PMP (Portable Multimedia Player).

          DDRs (DDR1, DDR2) are random access memory components that transfer data on both 0-1 and 1-0 clock transitions, theoretically yielding twice the data transfer rate of normal RAM or SDRAM.

Currently, the market has been dominated by DDR2 and DDR3 are also starting topentrate into the mainstream in PCs and Graphic Card markets. The DDR1 is nearly fading out in the market.

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, Digital Still Cameras, Digital Voice Recorders, USB Disks, Flash Cards, etc. Besides, Solid State Disk hard disk (SSD) will be the next arena that NAND FLASH is going to penetrate into the market. The SSD hard disk will gradually dominate the traditional hard disk for notebook markets. Samsung is a major supplier in the world of FLASH products. In 2005, Samsung NAND Flash revenue was approximately USD 6,580 millions representing 35% of Flash’s (NAND + NOR) market share.

          Graphic RAM is a special purpose DDR (GDDR1, GDDR2, GDDR3, GDDR4) as graphic products require high-speed 3-Dimensional calculation performance and large memory size as data storage buffer for DVD and computer game display. The current GDDR4 is the fastest graphic memory in volume production nowadays.

          Industry Background

          Memory products are integral parts of a wide variety of consumer products and industry applications including personal computer systems, notebooks, workstations and servers, handheld computer devices, cellular phones, camcorders, MP3 music players, digital answering machines and game boxes, DVD player, STB (set-top box), HDTV and PMP, among others. Market trends, such as increased emphasis on high-through put applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. At present, NAND Flash, DDR2 and SDRAM are the major memory products and will continue to be sold in the future for Consumer Electronics, PC field and Home Appliance products, and Samsung is among the world’s largest developers and manufacturers of those memory products.

          Customers

          As of December 31, 2007, the Company had over 120 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Classic Electronic Ltd. (“Classic”), a related party, accounted for 0%, 0% and 17% of the Company’s net sales for the years ended December 31, 2007, 2006 and 2005. Sales to Aristo Technologies Ltd. (“Aristo”), a related party, accounted for 11%, 11% and 2% of the Company’s net sales for the year ended December 31, 2007, 2006 and 2005. Other than the Company’s most significant customer who accounted for 32% of the Company’s net sales for the year ended December 31, 2007, no other customer accounted for more than 25% of the Company’s net sales for 2007, 2006 and 2005, respectively. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

          Sales and Marketing

          As of December 31, 2007, the Company employed a total of 12 salespeople, each of whom has several years experience in the memory products industry. Seven of these salespeople are stationed in the Company’s headquarters in Hong Kong; and five of them work out of the Company’s representative office in Shenzhen, China as customer liaisons. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

          Market Research

          The Company invests significant resources in market research for its own account to provide prompt and accurate market intelligence and feedback on daily; weekly and monthly basis to Samsung in order to assist Samsung’s production planning and products allocation functions and thus maintains a close business relationship with Samsung.

          Suppliers

          As of December 31, 2007, a majority of the distributed products are Samsung memory products. Since 1993, our procurement operations have been supported by Samsung to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written long-term distribution agreement in place with Samsung. Samsung is allocated quantities of its memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong and in the PRC. The distributors that are supported by Samsung provide Samsung with their own annual estimates of product demand. In case of unexpected strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung’s global allocation policy to Samsung. In the event of a supply shortage, the market prices of such memory products will rise and any loss of income attributable to our inability to fulfill all of our orders would be offset by the increase in income as a result of any increase in the market prices of such memory products.

          Atlantic relies on Samsung to supply it memory products for distribution to its clients. Atlantic’s relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company.

          Competition

          The memory products industry in the Hong Kong and Southern China markets is very competitive. However, as one of the world’s largest memory products manufacturers, Samsung’s memory products are competitively priced and have an established reputation for product quality and brandname recognition in the retail and PC/Server OEM & Consumer Electronic segments. The Company, as one of the largest distributors of Samsung’s memory products for the Hong Kong and Southern China markets, believes it is in a strong competitive position against other US, European, Japanese and Taiwanese memory products manufacturers and distributors.

          Samsung’s principal competitors in the Hong Kong and Southern China markets include Hynix and other Taiwanese manufacturers such as Nanya, PSC, Promos, ISSI and ESMT. The Company’s principal competitors also include the five other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets. Samsung may, in its sole discretion, increase the number of distributors of its products in Hong Kong and Southern China which would result in increased competition for the Company.

          Regulation

          As of December 31, 2007, the Company’s business operations were not subject to the regulations of any jurisdiction other than the People’s Republic of China. Although the Company is not formally authorized to do business in the People’s Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company’s pursuit of business growth and opportunities in China.

          Employees

          As of December 31, 2007, the Company had 43 employees. Of the 43 employees, 15 employees are in sales and marketing, 13 employees are in administration, 8 employees are in engineering, 7 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

          The Company’s primary hiring sources for its employees include referrals from existing employees, print and Internet advertising and direct recruiting. All of the Company’s employees are highly skilled and educated and subject to rigorous recruiting standards appropriate for a company involved in the distribution of brandname memory products. The Company attracts talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense. The Company believes its relationship with its employees to be good. However, the Company’s ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of its senior management and key personnel, especially Mr. Yang.

ITEM 1A.          RISK FACTORS

          In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in the Company and in analyzing the Company’s forward-looking statements.

If our relationship with Samsung is terminated, we may not be able to continue operations.

          We rely ultimately on Samsung to provide us with memory products for distribution to our clients though with the consent of Samsung, we can purchase the required memory products from other Samsung distributors and use the same method of calculating commission. Our relationship with Samsung is primarily maintained through our Chief Executive Officer Mr. Yang, who has verbally agreed to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace or retain Samsung on favorable terms.

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

          We are dependent on the computer and consumer electronics market as many of the memory products that we distribute are used in PCs or peripheral products. DRAMs are the most widely used semiconductor components in PCs and FLASH products are mostly used n the consumer electronics products. In recent years, the growth rate of PCs sold has slowed or declined. If there is a continued reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our memory products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected. However, the continued growth of consumer electronics markets over the past several years has favorably affected our operations, cash flow and financial condition.

If Samsung is unable to respond to customer demand for diversified semiconductor memory products or is unable to do so in a cost-effective manner, we may lose market share and our results of operations may be adversely affected.

          In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. Samsung currently offers customers a variety of memory products including DDR, Graphic RAM and FLASH.

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

          If Samsung’s global allocation process results in Samsung not having sufficient supplies of memory product to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. Although such shortages are infrequent, there was such a shortage during the three months ended March 31, 2004 and no assurance can be given that such shortages will not occur in the future. Currently, due to increased demand in FLASH memory, ACL also experiences insufficient supplies of such products from Samsung and loss of sales.

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

          One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 78.9% of our outstanding common stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our stock price has been volatile and may fluctuate in the future.

          There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to March 31, 2008, the closing price of our common stock fluctuated from a per share high of $2.95 to a low of $0.06 per share. The per share price of our common stock may not remain at or exceed current levels. The market price for our common stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our common stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and any other unpredictable and uncontrollable factors.

If additional authorized shares of our common stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

          We are authorized to issue 50,000,000 shares of common stock. As of December 31, 2007, there were 28,329,936 shares of our common stock issued and outstanding.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.           PROPERTIES.

          Our principal offices occupy approximately 4,989 square feet area located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, which was acquired from Classic, a related party, on July 21, 2006 (see Item 10 – Related Party Transactions). Mr. Ben Wong, one of our directors, is also a director of Classic.

          We lease a warehouse unit of approximately 1,846 square feet area located at B14-15, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for one year from May 23, 2007 to May 22, 2009 from Lin Chin Hsiung with monthly lease payments of HK$16,800 (approximately US$2,154).

          We lease a warehouse unit of approximately 873 square feet area located at B9, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years from Systematic Information Limited expiring on August 31, 2008, with monthly rental payments of HK$5,000 (approximately US$641). Mr. Ben Wong, one of our directors, is also a director of Systematic Information Limited.

          We lease a warehouse unit of approximately 968 square feet area located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong.The lease is for two years with Solution Semiconductor (China) Ltd. which expiring on March 31, 2009, with monthly rentals of HK$8,500 (approximately US$1,090). Mr. Ben Wong, one of our directors, is also a 99% shareholder of Solution Semiconductor (China) Ltd.

          We lease an office unit of approximately 2,682.9 square feet area located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is from August 24, 2007 to August 23, 2010 with monthly lease payments of RMB20,122 (approximately US$2,719).

          We own a property approximately 3,000 square feet gross floor area located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong, is leased to Macdermid Hong Kong Limited from August 1, 2007 to August 31, 2009 with monthly lease income of HK$58,000 (approximately US$7,436).

          We own a property approximately 3,000 square feet gross floor area for Mr. Yang’s personal residence located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarters ended	High	Low

Quarter ended March 31, 2008
Quarter ended March 31, 2008	$0.12	$0.12

Fiscal Year ended December 31, 2007:
Quarter ended December 31, 2007	$0.09	$0.08
Quarter ended September 30, 2007	$0.12	$0.12
Quarter ended June 30, 2007	$0.12	$0.10
Quarter ended March 31, 2007	$0.10	$0.10

Fiscal Year ended December 31, 2006
Quarter ended December 31, 2006	$0.18	$0.07
Quarter ended September 30, 2006	$0.13	$0.08
Quarter ended June 30, 2006	$0.24	$0.11
Quarter ended March 31, 2006	$0.27	$0.12

          Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

          As of April 11, 2008, the last reported sale price of our common stock, as reported by the OTC Bulletin Board, was $0.17 per share.

          As of April 11, 2008, there were approximately 211 holders of record of our common stock.

Dividend Policy

          Since our recapitalization with Atlantic, effective September 30, 2003, we have never paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007.

          2006 STOCK OPTION PLAN

          On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The Plan permits us to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Code, and other options which do not qualify as Incentive Stock Options (the “Non-Qualified Options”) and stock awards.

          Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options) terminates on March 31, 2016, after which no further awards may be granted under the Plan. The Plan is administered by the full Board of Directors or, at the Board’s discretion, by a committee of the Board of Directors consisting of at least two persons who are “disinterested persons” defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the “Committee”).

          Recipients of options under the Plan (“Optionees”) are selected by the Board of Directors or the Committee. The Board of Directors or Committee determines the terms of each option grant including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share purchase price of options granted under the Plan for Incentive Stock Options and Non-Qualified Options is the fair market value (as defined in the Plan) on the date the option is granted.

          Optionees will have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares. The purchase price upon the exercise of options may be paid in cash, by certified bank or cashier’s check, by tendering stock held by the Optionee, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of Common Stock available under the Plan, and the number of shares and per share exercise price under outstanding options will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or similar corporate event.

          The Board of Directors may at any time terminate the Plan or from time to time make such modifications or amendments to the Plan as it may deem advisable and the Board of Directors or Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board, of Directors without the approval of stockholders, amend the Plan if required by any federal, state, local or foreign laws or regulations or any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where options or stock purchase rights are granted under the Plan.

          Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

ITEM 6.           SELECTED FINANCIAL DATA.

          The following consolidated selected financial data, at the end of and for the last three fiscal years, should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated selected financial data are derived from our consolidated financial statements that have been audited by JTC Fair Song CPA Firm, our independent registered public accounting firm, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	2007	2006	2005	2004	2003

Net Sales	$160,404,924	$105,642,123	$110,207,743	$133,243,690	$72,672,797
Net income (loss)	$331,092	$555,404	$259,515	$(454,006)	$(1,437,670)

Earnings (loss) per common
share	$0.01	$0.02	$0.01	$(0.02)	$(0.06)

Total Assets	$33,462,963	$21,121,354	$8,832,457	$10,265,983	$9,570,808

Long-term Debt	$2,589,213	$1,900,997	$-	$65,522	$194,703

Weighted average number of
shares outstanding – basic and	28,329,936	27,829,936	27,829,936	27,829,936	23,753,682
diluted

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

          Corporate Background

          We are engaged primarily in the business of distribution of memory products under “Samsung” brandname which comprise DRAM and Graphic RAM and FLASH for the Hong Kong and Southern China markets.

          As of December 31, 2007, we had over 120 active customers in Hong Kong and Southern China.

          Pricing for the Samsung memory products range from approximately $0.17 to $750 depending on the product specifications. We also sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

          For the years ended December 31, 2007, 2006, and 2005, the largest 5 customers accounted for 61%, 41% and 43% of our net sales, respectively. As of December 31, 2007, we had net current liabilities of $28,966,568 and accumulated deficit of $1,638,177. We generated net sales of $160,404,924 for the year ended December 31, 2007 and recorded a net income of $331,092. In addition, during the year ended December 31, 2007, net cash provided by operating activities amounted to $1,125,907.

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

          Plan of Operations

          Our business objectives are to offer updated market intelligence to Samsung in connection with the Hong Kong and Southern China markets’ demand in memory products and secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, we work closely with Samsung to present updated market information collected from retail channels and corporate users to assist Samsung to plan their production and allocation schedule six months in advance. Our business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, we maintain and develop a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, our established distribution channels covering retail outlets and major corporate users in the region allow those retail or ultimate customers a secure stable supply of Samsung’s memory products with competitive prices. We are a non-exclusive distributor of Samsung, and enjoy a minimum guaranteed gross profit margin range of approximately 1.5% to 2% of products sold in form of sales rebate payable by Samsung.

Accounting Principles; Anticipated Effect of Growth

          Below is a brief description of basic accounting principles which we adopt in determining our recognition of revenues and expenses, as well as a brief description of the effects that management believes its anticipated growth will have on revenues and expenses in the next 12 months.

Net sales

          Net Sales are recognized upon the transfer of legal title of the electronic components to the customers. As of December 31, 2007 we had over 120 active customers.

          Sales turnover for fiscal year 2007 was $160,404,924 and it increased by 52% or $54,762,801 compared to fiscal year 2006. The turnover has met the Company’s expectation for 2007 in general.

          The memory unit price kept decreasing through a product’s life cycle and as a result the actual units sold increased in proportion to the decrease in unit price. The Company’s gross profit margin had decreased from an average 3.8% to 2.41% year-on-year base.

          The Company experienced a strong demand in China in FLASH products which it is mostly used in the consumer electronics market like mobile phone; PDA and MP3 players. The market is moving towards higher capacity of FLASH component usage. The Flash component trading contributed to the increase in sales of the Company. This occurred because of a fall in the unit price of Flash component which resulted in an increase in its application and demand. The market is sensitive to any price change and it was profitable for any Flash card manufacturer entering a mature market where Flash component price contributed to most of the cost. We are expecting shortage of high capacity FLASH components as APPLE will launch new version of “I-Phone” and “I-Pod” during second half of 2008.

          The DRAM business also obtained a strong demand as there was a large consumer electronic market with key applications being HDTV, DVD player GPS System and set-top boxes. On the PC front, the overall VGA RAM sales increased as the newly launched Vista required VGA card with higher speed and larger capacity.

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between us and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.6% for the year ended December 31, 2007 and approximately 96.1% for the year ended December 31, 2006.

Operating Expenses

          Our operating expenses for the years ended December 31, 2007 and 2006 were comprised of sales and marketing, general and administrative expenses.

          Selling and marketing expenses consisted primarily of commissions paid to outside sales agent and salary expenses to customer service personnel and costs associated with advertising and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2008. Sales and marketing costs are expected to fluctuate due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, relate primarily to our short-term and long-term bank borrowings.

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2007, 2006, and 2005 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31
	(US$)
	2007	2006	2005

Net sales	160,404,924	105,642,123	110,207,743
Cost of sales	156,553,635	101,544,098	107,004,491
Gross profit	3,871,289	4,098,025	3,203,252

Operating expenses:
Sales and marketing	69,260	791,367	745,755
General and
administrative	3,047,542	2,167,057	2,059,150
Total operating
expenses	3,116,802	2,958,424	2,804,905

Income (loss) from
operations	754,487	1,139,601	398,347
Interest expense	1,009,006	688,693	203,192
Net income	331,092	555,404	259,515

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

          Net Sales

          Sales increased by $54,762,801 or 51.8% from $105,642,123 for year ended December 31, 2006 to $160,404,924 for the year ended December 31, 2007. The increase was mainly due to increased sales to OEM factories in Hong Kong and South China areas, resulting in a higher turnover when compared to the year ended December 31, 2006.

          Cost of Sales

          Cost of sales increased $54,989,537 or 54.1%, from $101,544,098 for the year ended December 31, 2006 to $156,533,635 for the year ended December 31, 2007. The cost of sales increased in proportion to the increase of net sales and reduction of commission by Samsung from 2.4% to 1.8% .

          Gross Profit

          Gross profit decreased by $226,736 or 5.5% from $4,098,025 for the year ended December 31, 2006 to $3,871,289 for the year ended December 31, 2007. The gross profit percentage decreased to 2.4% of revenue for the year ended December 31, 2007 compared to 3.9% of revenue for the year ended December 31, 2006, as a result of reduction of commission by Samsung from 2.4% to 1.8% and special marketing effort of Samsung products to several 1st tier manufacturers in China which occurred during the year. We expect the gross profit for the year ended December 31, 2008 to remain at approximately the same level as the year ended December 31, 2007.

          Operating Expenses

          Sales and marketing expenses decreased by $722,107, or 91.2%, from $791,367 for the year ended December 31, 2006 to $69,260 for the year ended December 31, 2007. The decrease was principally attributable to the decreased sales commission expenses incurred for the year 2007. We expect the sales and marketing expenses for the year ended December 31, 2008 to remain at approximately the same level as the year ended December 31, 2007.

          General and administrative expenses increased $880,485 or 40.6% from $2,167,057 for the year ended December 31, 2006 to $3,047,542 for the year ended December 31, 2007. This increase was primarily attributable to an increase in depreciation, director’s remuneration and salary expenses during the year 2007. We will continue to keep general and administrative expenses for the year ended December 31, 2008 at approximately the same level as the year ended December 31, 2007.

          Income from operations was $754,487 for the year ended December 31, 2007 compared to $1,139,601 for the year ended December 31, 2006, a decrease of income of $385,114. The decrease was mainly due to decrease in Samsung Commission and increase of operating expenses.

          Other income (expenses)

          Interest expense increased $320,313, or 46.5% from interest expense of $688,693 in the year ended December 31, 2006, to $1,009,006 in the year ended December 31, 2007. The increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers. We expect we will increase the interest expense for the year ended December 31, 2008 because of an increase in bank lines of credit and loan facilities.

          Unrealized gain on pledged marketable securities increased by $404,780 from $0 in the year ended December 31, 2006, to $404,780 in the year ended December 31, 2007. The increase was mainly attributable to the increase in the market value as of December 31, 2007 over the cost of purchase of certain securities pledged by the Company in favor of Hang Seng Bank Limited (see Note 3 in the Financial Statements).

          Our net income decreased by $224,313 from the $555,405 for the year ended December 31, 2006 compared to $331,092 for the year ended December 31, 2007. The decrease was mainly due to the decrease in profit margin.

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

          Gross Profit

          Gross profit increased by $894,773, or 27.9% from $3,203,252 for the year ended December 31, 2005 to $4,098,025 for the year ended December 31, 2006. The gross profit percentage increased to 3.9% of revenue for the year ended December 31, 2006 compared to 2.9% of revenue for the year ended December 31, 2005 mainly due to shortage of supplies of Samsung products.

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

          Income from operations was $1,139,601 for the year ended December 31, 2006 compared to $398,347 for the year ended December 31, 2005, an increase of income of $741,254. The increase was mainly due to increase in gross profit of our products caused by the shortage of memory products in the market during the year.

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

          The short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung must be made a day in advance of the release of goods from Samsung’s warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, take approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations are insufficient to fund our growth requirements, we will need to obtain additional funds. There can be no assurance that the Company’s will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected. If it is an equity financing, the holders of our common stock may experience substantial dilution. In addition, if our results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

          In the year ended December 31, 2007, net cash provided by operating activities amounted to $1,125,907 while in the year ended December 31, 2006, net cash used for operating activities amounted to $6,287,126, an increase of $7,413,033. This increase was primarily due to increase of accounts payable and accounts receivables at the end of 2007.

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

          In the year ended December 31, 2007, net cash used for investing activities amounted to $6,508,445 while in the year ended December 31, 2006, net cash provided by investing activities amounted to $4,808,105, an increase in cash used $1,700,340. Increase was primarily due to the increase of purchases of fixed assets, restricted cash deposited and restricted marketable securities with the bank as part of the terms of bank borrowings during the year 2007.

          In the year ended December 31, 2006, net cash used for investing activities amounted to $4,808,105 while in the year ended December 31, 2005, net cash provided by investing activities amounted to $85,744, an increase in cash used $4,893,849. Increase was primarily due to the increase of purchases of fixed assets and restricted cash deposited with the bank as part of the terms of bank borrowings during the year 2006.

          In the year ended December 31, 2005, net cash provided by investing activities amounted to $85,744 while in the year ended December 31, 2004, we used net cash of $954,770 in investing activities, an increase of cash provided for investing activities of 1,040,514. The increase was mainly due to repayments from related parties. We do not expect a significant amount of cash flows in respect of investing activities incurred in year 2006 as there is no significant plan of acquisition or disposal of property, equipment and improvements at this moment.

          In the year ended December 31, 2007, net cash provided by financing activities amounted to $5,532,726 while in the year ended December 31, 2006, net cash used for financing activities was $10,004,918, a decrease of $4,472,192. Decrease was primarily due to increase of advance on long-term debt and borrowings on the lines of credit and loan facilities.

          In the year ended December 31, 2006, net cash provided by financing activities amounted to $10,004,918, while in the year ended December 31, 2005, net cash used for financing activities was $1,052,813, an increase of $11,057,731. Increase was primarily due to increase of advance on long-term debt and borrowings on the lines of credit and loan facilities.

          In the year ended December 31, 2005, net cash used for financing activities amounted to $1,052,813, while in the year ended December 31, 2004, we had net cash of $583,368 provided by financing activities, an decrease of cash provided by financing activities of $1,636,181. This decrease was caused by decrease in lines-of-credit and repayment of the balance of long-term debt in the year 2005. We do not expect significant cash to be used for financing activities in the year 2006.

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

Dependence of Samsung

          We are highly dependent on the product supplies from Samsung. If the relationship with Samsung is terminated, we may not be able to continue our business. We have been taking necessary steps to reduce our dependence on Samsung, including looking into the potential acquisition of a company.

          An essential element of our growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

Quantitative And Qualitative Disclosures About Market Risk

          We are exposed to market risk in changes in interest rates as our bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 6.75% to 7% per annum) prevailing in Hong Kong. For the three years ended December 31, 2007, 2006 and 2005 we did not generate any material interest incomes. Accordingly, we believe that changes in interest rates may have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

          We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our customers.

Seasonality

          We have not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

New Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company does not anticipate that this new SFAS will have any material impact upon its financial condition or results of operations.

          In February 2007, the FASB issued FSP FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides”. This FSP updates the illustrations contained in Appendix B of FASB Statement No. 87, “Employers’ Accounting for Pensions”, Appendix B of FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and Appendix C of FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to reflect the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This FSP also amends the questions and answers contained in FASB Special Reports, “A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158.This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement 158. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

          In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” to certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company does not anticipate that the guidance in this new FSP will have any material impact upon its financial condition or results of operations.

          In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” to amend FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP shall be applied upon the initial adoption of Interpretation 48. The Company does not anticipate that the guidance in this new FSP will have any material impact upon its financial condition or results of operations.

          In May 2007, the FASB issued FSP FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” to address the application of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Investment Companies”. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

          In November 2007, the SEC released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides interpretive guidance on the SEC's views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This SAB supersedes SAB 105 and expresses the current view of the SEC that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This SAB retains that SEC's view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 shall apply to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

          In December 2007, the SEC released Staff Accounting Bulletin No. 110, “Certain Assumptions Used In Valuation Methods” (“SAB 110”). SAB110 provides interpretive guidance on the SEC's views regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, SAB 107 will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, SEC stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

          In December 2007, the FASB revised Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

     •    Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

     •    Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

     •    Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not anticipate that this revised SFAS will have any material impact upon its financial condition or results of operations.

          In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

     •    The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

     •    The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

     •    Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

     •    When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

     •    Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company does not anticipate that this new SFAS will have any material impact upon its financial condition or results of operations.

          In February 2008, the FASB issued FSP FIN 48-2, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FASB Staff Position (FSP) defers the effective date of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for certain nonpublic enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, “Accounting for Income Taxe”s, including nonpublic not-for-profit organizations. This FSP shall be effective upon issuance. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

          In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This FSP applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. This FSP shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

          In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. This FSP amends SFAS No. 157, “Fair Value Measurements”, to exclude FASB Statement No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or No. 141 (revised 2007), “Business Combinations”, regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of Statement 157. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

          In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP shall be effective upon issuance. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2007 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	166,774	94,700	72,074	---	---
Line of credit and notes payable –
short-term	15,610,488	15,610,488	---	---	---
Short term loans	252,770	252,770	-	-	-
Long term loans	2,769,440	180,228	340,590	247,570	2,001,052
Total Contractual Obligations	$18,799,472	$16,138,186	$412,664	$247,570	$2,001,052

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

OFF-BALANCE SHEET ARRANGEMENTS

          None.

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

ITEM 9AT. CONTROLS AND PROCEDURES

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

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

Other Observations

          In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, our independent auditors also made several other observations relating to our disclosure controls and procedures or internal controls. First, our independent auditors observed that the Company did not have adequate segregation of duties due to its size of the Company, and that management had the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, our independent auditors observed that we did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow. Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources. Finally, our independent auditors observed that none of the members of the board of directors demonstrated an in-depth understanding of generally accepted accounting principles. We acknowledge that while we believe our board of director members are proficient in reading and understanding financial statements, they may not have an in-depth understanding of generally accepted accounting principles.

ITEM 9B.        OTHER INFORMATION.

On May 10, 2006, the Company issued 500,000 shares of common stock to Emerging Growth Partners, Inc. as payment for consulting and advisory services rendered for the year ending 2005. The Shares issued as a grant in accordance with the company’s Incentive Stock Option Plan as filed with the Securities and Exchange Commission in April 2006.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2007, and their biographical information are set forth below:

NAME	AGE	POSITION

Chung-Lun Yang	46	Chairman of the Board of Directors and Chief Executive Officer
Ben Wong	44	Director
Kenneth Lap-Yin Chan	45	Chief Financial Officer

          Chung-Lun Yang, Chairman of the Board and Chief Executive Officer. Mr. Yang became a Director on September 30, 2003. Mr. Yang is the founder of Atlantic and has been a director of Atlantic since 1991. Mr. Yang graduated from The Hong Kong Polytechnic in 1982 with a degree in electronic engineering. From October 1982 until April 1985, he was the sales engineer of Karin Electronics Supplies Ltd. From June 1986 until September 1991, he was Director of Sales (Samsung Components Distribution) of Evertech Holdings Limited, a Hong Kong based company. Mr. Yang has over 15 years’ extensive experience in the electronics distribution business. Mr. Yang is also a member of The Institution of Electrical Engineers, United Kingdom.

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

BOARD MEETINGS

          During the fiscal year ended December 31, 2007, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2007 attended fewer than 75% of the meetings of the Board of Directors during that year.

COMMITTEES OF THE BOARD

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

Code of Business Conduct and Ethics

          We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, ACL Semiconductor, Inc., B24-B27,1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics in a report filed under the Securities Exchange Act of 1934, as amended, within five business days of the amendment or waiver.

STOCKHOLDER COMMUNICATIONS

          Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address: Board of Directors or Outside Directors, ACL Semiconductor, Inc., B24-B27,1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

          Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

  Junk mail and mass mailings

  New product suggestions

  Resumes and other forms of job inquiries

  Opinion surveys and polls

  Business solicitations or advertisements

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2007 all Reporting Persons complied with all applicable filing requirements.

ITEM 11.         EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

SUMMARY

          Our approach to executive compensation is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

          Our plan to obtain and retain highly skilled employees is to provide significant market competitive salaries and also incentive awards. Our approach is to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. Furthermore, we believe that equity awards serve to align the interests of our executives with those of our stockholders. As such, we intend for equity to become a key component of our compensation program.

NAMED EXECUTIVE OFFICERS

          The named executive officers for fiscal year ended December 31, 2007 are Chung-Lun Yang our Chief Executive Officer and Kenneth Lap-Yin Chan our Chief Financial Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “NAMED EXECUTIVE OFFICERS.”

OUR EXECUTIVE COMPENSATION PROGRAM

OVERVIEW

          The primary elements of our executive compensation program are base salary, incentive cash and stock bonus opportunities and equity incentives typically in the form of stock option grants. Although we provide other types of compensation, these three elements are the principal means by which we provide the Named Executive Officers with compensation opportunities.

          The emphasis on the annual bonus opportunity and equity compensation components of the executive compensation program reflect our belief that a large portion of an executive’s compensation should be performance-based. This compensation is performance-based because payment is tied to the achievement of corporate performance goals. To the extent that performance goals are not achieved, executives will receive a lesser amount of total compensation. We have entered into employment agreements with three of our Named Executive Officers. Such employment agreements set forth base salaries, bonuses and stock option grants. Such stock option grants are predicated on our achievement of corporate performance goals as set forth in such agreements.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

BASE SALARY

          We pay a base salary to certain of the Named Executive Officers. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive’s position, the executive’s experience and the competitive marketplace. Base salary adjustments are considered and take into account changes in the executive’s responsibilities, the executive’s performance and changes in the competitive marketplace. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

BONUSES

          The Board of Directors may authorize us to give discretionary bonuses, payable in cash or shares of common stock, to the Named Executive Officers and other key employees. Such bonuses are designed to motivate the Named Executive Officers and other employees to achieve specified corporate, business unit and/or individual, strategic, operational and other performance objectives.

STOCK OPTIONS

          Stock options constitute performance-based compensation because they have value to the recipient only if the price of our common stock increases. We have not granted any stock options to any of our Named Executive Officers and the grant of stock options to Named Executive Officers is not a material factor in making compensation determinations with respect to our Named Executive Officers. However, we use stock options as incentives for our other employees. Stock options generally vest over time, obtainment of a corporate goal or a combination. The grant of stock options is designed to motivate our employees to achieve our short term and long term corporate goals.

RETIREMENT AND DEFERRED COMPENSATION BENEFITS

          We do not have any arrangements with the Named Executive Officers to provide them with retirement and/or deferred compensation benefits.

PERQUISITES

          There were no perquisites provided to the Named Executive Officers.

POST-TERMINATION/ CHANGE OF CONTROL COMPENSATION

          We do not have any arrangements with the Named Executive Officers to provide them with compensation following termination of employment.

TAX IMPLICATIONS OF EXECUTIVE COMPENSATION

          Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2006 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2007.

HEDGING POLICY

          We do not permit the Named Executive Officers, to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

OPTION EXERCISES AND STOCK VESTED

          No options have been exercised by our Named Executive Officers during fiscal year ended December 31, 2007.

PENSION BENEFITS

          We do not provide pension benefits to the Named Executive Officers.

NONQUALIFIED DEFERRED COMPENSATION

          We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

          We have not entered into any employment agreements with any of our Named Executive Officers.

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last three fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005.

Summary Compensation Table
							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and	(1)		(2)	(3)	(4)
Principal Position		($)	($)	($)	($)	($)	($)	($)	($)
Chung-Lun Yang,	2007	$812,821	--	--	--	--	--	$17,521
Chief	2006	$200,000	--	--	--	--	--	$68,280
Executive	2005	$226,922	--	--	--	--	--	$92,308
Officer and
Chairman of
the Board

Kenneth Lap-Yin	2007
Chan,	2006
Chief Financial	2005
Officer

(1)

Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $17,521 for the year ended December 31, 2007, $68,280 for the year ended December 31, 2006 and in the amount of $92,308 for the for the year ended December 31, 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

          The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of December 31, 2007: None.

Compensation of Directors

          None of our directors who served during the year ended December 31, 2007 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2007: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had we had 28,329,936 shares of common stock outstanding.

          As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2007. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of	Shares of Common Stock	Percentage of Class
Beneficial Owner	Beneficially Owned	Beneficially Owned(1)

Chung-Lun Yang (2) (3)	22,380,000	78.9%
No. 78, 5th Street, Hong Lok Yuen,
Tai Po, New Territories, Hong Kong

Ben Wong (3)	0	0.0%
19B, Tower 8, Bellagio,
33 Castle Peak Road, Sham Tseng,
New Territories, Hong Kong

Kenneth Lap-Yin Chan (2)	0	0.0%
Flat B, 8/F., Block 19,
South Horizons,
Aplei Chau, Hong Kong

All Directors and Officers	22,380,000	78.9%
as a Group

(1)

Applicable percentage of ownership is based on 28,329,936 shares of common stock outstanding as of December 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of the Company.

(2)	Executive Officer
(3)	Director

          Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          All related person transactions are reviewed and, as appropriate, may be approved or ratified by the Board of Directors. Related person transactions are approved by the Board of Directors only if, based on all of the facts and circumstances, they are in, or not inconsistent with, our best interests and our stockholders, as the Board of Directors determines in good faith. The Board of Directors takes into account, among other factors it deems appropriate, whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Board of Directors may also impose such conditions as it deems necessary and appropriate on us or the related person in connection with the transaction.

          In the case of a transaction presented to the Board of Directors for ratification, the Board of Directors may ratify the transaction or determine whether rescission of the transaction is appropriate.

CERTAIN RELATED PERSON TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $75,998 and $0. These advances bear no interest and are payable on demand.

For the years ended December 31, 2007, 2006, and 2005, we recorded compensation to Mr. Yang of $812,821 $200,000, and $226,922, respectively, and paid $812,821, $200,000, and $226,922, respectively, to Mr. Yang as compensation to him.

During each of the years ended December 31, 2007, 2006, and 2005, we paid rent of $17,521, $68,280, and $92,308, respectively, for Mr. Yang's personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $18,780,971 respectively, to Classic. We have not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to our lenders up to $10 million of the outstanding accounts receivable from Classic.

During the years ended December 31, 2007, 2006, and 2005, we purchased inventory of $0, $0, and $6,007,185, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2007 and 2006, we had net outstanding accounts receivable from Classic totaling $1,717,859 and $6,709,495, respectively.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $0, $44,418, and $83,250 to Classic for the years ended December 31, 2007, 2006, and 2005, respectively.

During the years ended December 31, 2005, certain Classic’s employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic’s operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $57,820.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities that could be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $5,072,858, respectively, to Kadatco Company Ltd. (“Kadatco”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $165,225, respectively, to Rambo Technologies Ltd. (“Rambo”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we purchased $0, $0, and $874,553, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $0 as of December 31, 2007 and 2006.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $71,402, respectively, to Aristo Components Ltd. (“Aristo Components”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components. The remaining 10% of Aristo Components is owned by a non-related party. Mr. Yang is a director of Aristo Components.

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $1,652, respectively, to Atlantic Netcom Ltd. (“Atlantic Netcom”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $55,122, respectively, to Solution Semiconductor (China) Ltd. (“Solution”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we purchased $0, $0, and $22,019, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2007 and 2006.

On April 01, 2007, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $12,385, $3,436 and $0 to Solution during the year ended December 31, 2007, 2006 and 2005.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $61,910, respectively, to Systematic Information Ltd. (“Systematic Information”). There are no outstanding accounts receivable due from Systematic Information as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we received service charges $11,538, $6,410, and $0, respectively, from Systematic Information. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic Information.

On August 31, 2006, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $641. Upon expiration of the lease on August 31, 2008, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $7,692, $2,564 and $0 to Systematic Information during the year ended December 31, 2007, 2006 and 2005.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $17,521, $38,462 and $38,462 to Systematic Information during the year ended December 31, 2007, 2006 and 2005.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $17,165,728, $11,986,047, and $2,544,995, respectively, to Aristo. Outstanding accounts receivable totaled $6,237,905 and $662,972 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we purchased inventories of $3,633,424, $1,584,985 and $100,822, respectively, from Aristo. As of December 31, 2007 and 2006, there was no outstanding accounts payable to Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0 and $19,074, respectively, to Global Mega Development Ltd. (“Global”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we received management fee of $5,769, $7,692, and $2,564, respectively, from Global. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $1,460, respectively, to TFT Technologies Ltd. (“TFT”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2007, 2006, and 2005, we received management fee $0, $7,692, and

$2,564, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Intelligent.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2007, 2006, and 2005, we received a management fee of $16,026, $15,384, and $2,564, respectively, from Systematic Semiconductor Ltd. (“Systematic”). As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic.

Mr. Alan Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $7,720,975, and $0, respectively, to First World Logistic Ltd. (“First”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past

During the years ended December 31, 2007, 2006, and 2005, we purchased inventories for $0, $825,900 and $306,432, respectively, from First. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from First.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following table presents fees, including reimbursements for expenses, for professional audit services rendered by JTC Fair Song CPA Firm and Jeffrey Tsang & Co for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by JTC Fair Song CPA Firm and Jeffrey Tsang & Co during those periods.

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$35,000	$35,000
Audit Related Fees (2)	$--	$--

Tax Fees (3)	$--	$--

All Other Fees (4)	$--	$--

Total	$--	$--

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Jeffrey Tsang & Co. and JTC Fair Song CPA Firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2007 or 2006.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2007 or 2006.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2007 or 2006.

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

10.20	2006 Incentive Equity Stock Plan, incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the Securities and Exchange Commission on April 27, 2006.

14	Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

21	Subsidiaries of the Company
Atlantic Components Limited, a Hong Kong corporation
Alpha Perform Technologies Limited, a British Virgin Islands corporation

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Dated: April 14 ,2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive
/s/ Chung-Lun Yang	Officer and Chairman of the	April 14, 2008
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

Chief Financial Officer,
/s/ Kenneth Lap-Yin Chan	(Principal Financial and Accounting	April 14, 2008
Kenneth Lap-Yin Chan	Officer)

	Director	April 14, 2008
/s/ Ben Wong
Ben Wong

Schedule II
ACL SEMICONDUCTORS INC. AND SUBSDIARIES
Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2007, 2006 and 2005

	Balance	Charged		Balance
	at the Beginning	to Costs		at the End
	of the Year	and Expenses	Deductions	of the Year
Allowance for Doubtful Accounts:

Year ended December 31, 2005	$-	$6,200	$6,200	$-
Year ended December 31, 2006	$-	$-	$-	$-
Year ended December 31, 2007	$-	$-	$-	$-

Inventory Obsolescence Reserve:

Year ended December 31, 2005	$153,846	$	$12,820	$141,026

Year ended December 31, 2006	$141,026	$100,000	$-	$241,026

Year ended December 31, 2007	$241,026	$323,077	$-	$564,103

Valuation Allowance for Deferred
Tax Assets:
Year ended December 31, 2005	$805,453	$109,293	$-	$914,746
Year ended December 31, 2006	$914,746	$73,094	$-	$987,840
Year ended December 31, 2007	$987,840	$69,152	$-	$1,056,992

ACL Semiconductors Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2007 and December 31, 2006 and

the Years Ended December 31, 2007, 2006 and 2005

With Report of Independent Registered Public Accounting Firm

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 – F-7
Notes to Consolidated Financial Statements	F-8 – F-34

Report of Independent Registered Public Accounting Firm

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows and financial statement schedule of the year ended December 31, 2007, as listed in the index appearing in this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Company for the years ended December 31, 2006 and December 31, 2005, which are showed as comparative figures in the accompanying financial statements. The financial statements of the Company for the year ended December 31, 2006 were audited by the predecessor principal auditors, Jeferry Tsang & Co. Certified Public Accountants, whose report was dated April 17, 2007. In addition, the financial statements of the Company for the year ended December 31, 2005 were audited by Stonefield Josephson, Inc. Certified Public Accountants, whose report was dated April 12, 2006. Both reports did not contain any adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph regarding the substantial doubt on the Company’s numerous significant transactions with its related parties and its dependence on one single vendor to supply its inventories relating to the reports for the years presented. In connection with our audit nothing has come to our attention that in our judgment would indicate that there have been any events, transactions, or changes in accounting principles subsequent to December 31, 2006 that would have a material effect upon, or require mention with respect to, the financial statements referred to above covered by the predecessor principal auditors’ opinion dated April 17, 2007.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

In addition, as discussed in Note 7 to the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories and this single vendor provided the majority of the Company’s inventory purchases during the year ended December 31, 2007.

/s/ JTC Fairsong CPA Firm

CERTIFIED PUBLIC ACCOUNTANTS

Shenzhen, China
April 15, 2008

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Units 1205-6, 12/F, Cheuk Nang Centre, 9 Hillwood Road, Tsimshatsui, Kowloon, Hong Kong.
Tel: (852) 2781 1606 Fax: (852) 2783 0752 E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows and financial statement schedule of the year ended December 31, 2006. These financial statements and financial statement schedule are thc responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating thc overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, thc consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

/s/ JEFFREY TSANG & CO.

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 17, 2007

Report of Independent Registered Public Accounting Firm
(Stonefield Josephson, Inc.)

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), cash flows and financial statement schedule for the year ended December 31, 2005, as listed in the index appearing under Item 15 of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

/s/ STONEFIELD JOSEPHSON, INC.

Wanchai, Hong Kong
April 12, 2006

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$1,597,674	$1,447,486

Restricted cash	4,203,057	2,708,577
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2007 and 2006	7,594,784	2,008,474

Accounts receivable, related parties	7,955,764	7,372,467
Loans receivable, related parties	-	-
Inventories, net	3,483,994	3,253,255
Restricted marketable securities	769,231	-
Marketable securities	404,780	-
Income tax refundable	49,375	-
Other current assets	83,061	40,937

Total current assets	26,141,720	16,831,196

Property, equipment and improvements, net of

accumulated depreciation and amortization	6,933,998	3,909,121

Other deposits	387,245	381,038

	$33,462,963	$21,121,355

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,592,685	$5,009,723
Accrued expenses	186,738	314,224

Lines of credit and loan facilities	15,610,488	10,838,467
Current portion of long-term debt	180,228	107,739
Income tax payable	-	74,839
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	284,044	302,430

Total current liabilities	28,966,568	16,759,807

Long-term debt, less current portion	2,589,213	1,900,997

Total liabilities	31,555,781	18,660,804

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,329,936 issued and outstanding	28,330	27,830

Additional paid-in capital	3,593,027	3,488,527
Amount due (from) to stockholder/director	(75,998)	913,463

Accumulated deficit	(1,638,177)	(1,969,269)

Total stockholders' equity		2,460,551
	1,907,182

	$33,462,693	$21,121,355

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006	2005

Net sales:
Related parties	$17,165,728	$19,707,023	$26,772,046
Other	143,321,689	85,976,817	83,538,221
Less discounts to customers	(82,493)	(41,717)	(102,524)

	160,404,924	105,642,123	110,207,743

Cost of sales	156,533,635	101,544,098	107,004,491

Gross profit	3,871,289	4,098,025	3,203,252

Operating expenses:
Selling	69,260	791,367	745,755
General and administrative	3,047,542	2,167,057	2,059,150

Income from operations	754,487	1,139,601	398,347

Other income (expenses):
Rental income	37,179	-	3,502
Interest expense	(1,009,006)	(688,693)	(203,192)
Gain on disposal of equipment	218	-	-
Unrealized gain on marketable securities
(pledged)	404,780	-	-
Provision for taxation written back	-	150,000	-
Miscellaneous	331,267	117,911	184,093

Income before income taxes	518,925	718,819	382,750

Income taxes	187,833	163,415	123,235

Net income	$331,092	$555,404	$259,515

Earnings per share - basic and diluted	$0.01	$0.02	$0.01

Weighted average number of shares -
basic and diluted	28,329,936	27,829,936	27,829,936

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Due		Total
			Additional	(from)/to		stockholders'
	Common stock		paid-in	stockholder/	Accumulated	Equity
	Shares	Amount	capital	Director	deficit	(deficit)
Balance at December 31, 2004	27,829,936	$27,830	$3,360,405	$(102,936)	$(2,784,188)	$501,111

Net income	-	-	-	-	259,515	259,515

Balance at December 31, 2005	27,829,936	27,830	3,360,405	(102,936)	(2,524,673)	760,626

Issuance of common stock for option	-	-	128,122	-	-	128,122
issued to employees

Net increase in due (from)/to	-	-	-	1,016,399	-	1,016,399

Net income					555,404	555,404

Balance at December 31, 2006	27,829,936	27,830	3,488,527	913,463	(1,969,269)	2,460,551

Issuance of common stock for option	500,000	500	104,500			105,000
issued to consultant

Net increase in due (from)/to				(989,461)		(989,461)

Net income					331,092	331,092

Balance at December 31, 2007	28,329,936	28,330	3,593,027	(75,998)	(1,638,177)	1,907,182

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2007	2006	2005
Cash flows provided by (used for) operating activities:
Net income	$331,092	$555,404	$259,515

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	230,614	78,074	29,236
Bad debt	-	-	6,200
Change in inventory reserve	323,077	100,000	(12,821)
Gain on disposal of equipment	(218)	-	-
Unrealized gain on marketable securities	(404,780)	-	-
Fair value of options issued to employees	-	128,122	-
Issuance of common stocks to consultant as	105,000	-	-
professional fee under share option scheme
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(5,586,310)	(1,492,917)	566,994
Accounts receivable - related parties	(583,297)	(5,196,730)	2,551,780
Inventories	(553,816)	(2,265,503)	445,186
Refundable deposits	-	1,000,000	-
Income tax refundable	(49,375)
Other current assets	(42,124)	222,363	(182,498)
Other asssets	(6,207)	6	(31,044)
Increase (decrease) in liabilities
Accounts payable	7,582,962	513,904	(570,146)
Accrued expenses	(127,486)	41,442	(183,894)
Payable related to debt settlement	-	(76,088)	-
Income tax payable	(74,839)	(142,614)	72,403
Other current liabilities	(18,386)	247,411	41,409
Total adjustments	794,815	(6,842,530)	2,732,805

Net cash provided by (used for)
operating activities	1,125,907	(6,287,126)	2,992,320

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2007	2006	2005

Cash flows provided by (used for) investing activities:
Advanced (to) from stockholders	(989,461)	1,016,399	-
Increase in restricted cash	(1,494,480)	(1,939,346)	(769,231)
Increase in restricted marketable securities	769,231	-	-
Repayments from related party	-	-	930,429
Cash Proceeds from sales of equipment	385	-	-
Purchases of property, equipment and improvements	(3,255,658)	(3,885,158)	(75,454)

Net cash provided by (used for)
investing activities	(6,508,445)	(4,808,105)	85,744

Cash flows provided by (used for) financing activities:
Proceeds (repayments) on lines of credit and
notes payable	4,772,021	7,996,182	(627,347)
Payments related to debt settlement	-	-	(73,912)
Principal loan (payments) on long-term debt	760,705	2,008,736	(351,554)

Net cash provided by (used for) financing activities	5,532,726	10,004,918	(1,052,813)

Net increase (decrease) in cash and cash equivalents	150,188	(1,090,313)	2,025,251

Cash and cash equivalents, beginning of year	1,447,486	2,537,799	512,548

Cash and cash equivalents, end of year	$1,597,674	$1,447,486	$2,537,799

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$1,009,006	$688,693	$203,192
Income tax paid	$305,389	$147,217	$50,832
Non-Cash Activities:
Reclassification of convertible debenture to payable related
to debt settlement	$-	$-	$150,000

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Currency Reporting:

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2007, 2006, and 2005 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at year-end exchange rates.

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

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(1)     Organization and Summary of Significant Accounting Policies, Continued:

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the near future. The Company did not provide an allowance for doubtful accounts as of December 31, 2007 and 2006.

Inventories:

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increase by $323,077 for 2007 and $100,000 for 2006. Inventory obsolescence reserve totaled $564,102 and $241,025 as of December 31, 2007 and 2006, respectively.

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

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(1)     Organization and Summary of Significant Accounting Policies, Continued:

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. The Company determined that there was no impairment of long-lived assets as of December 31, 2007 and 2006.

Advertising:

The Company expenses advertising costs when incurred. Advertising expense totaled $7,060, $7,617 and $2,164 for the years ended December 31, 2007, 2006, and 2005, respectively.

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2007, 2006, and 2005, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(1)     Organization and Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company does not anticipate that this new SFAS will have any material impact upon its financial condition or results of operations.

In February 2007, the FASB issued FSP FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides”. This FSP updates the illustrations contained in Appendix B of FASB Statement No. 87, “Employers’ Accounting for Pensions”, Appendix B of FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and Appendix C of FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to reflect the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This FSP also amends the questions and answers contained in FASB Special Reports, “A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158.This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement 158. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” to certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company does not anticipate that the guidance in this new FSP will have any material impact upon its financial condition or results of operations.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” to amend FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP shall be applied upon the initial adoption of Interpretation 48. The Company does not anticipate that the guidance in this new FSP will have any material impact upon its financial condition or results of operations.

In May 2007, the FASB issued FSP FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” to address the application of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, “Investment Companies”. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(1)     Organization and Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In November 2007, the SEC released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides interpretive guidance on the SEC's views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This SAB supersedes SAB 105 and expresses the current view of the SEC that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This SAB retains that SEC's view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 shall apply to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

In December 2007, the SEC released Staff Accounting Bulletin No. 110, “Certain Assumptions Used In Valuation Methods” (“SAB 110”). SAB110 provides interpretive guidance on the SEC's views regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, SAB 107 will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, SEC stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

In December 2007, the FASB revised Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

  Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

  Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

  Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not anticipate that this revised SFAS will have any material impact upon its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company does not anticipate that this new SFAS will have any material impact upon its financial condition or results of operations.

In February 2008, the FASB issued FSP FIN 48-2, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FASB Staff Position (FSP) defers the effective date of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for certain nonpublic enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, “Accounting for Income Taxe”s, including nonpublic not-for-profit organizations. This FSP shall be effective upon issuance. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This FSP applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. This FSP shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. This FSP amends SFAS No. 157, “Fair Value Measurements”, to exclude FASB Statement No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or No. 141 (revised 2007), “Business Combinations”, regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of Statement 157. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP shall be effective upon issuance. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

(2)     Property, Equipment and Improvements: A summary is as follows:

	2007	2006

Land and buildings	$6,794,629	$3,797,760
Office equipment	147,530	132,721
Leasehold improvements	143,553	46,015
Furniture and fixtures	13,273	10,690
Automobile	226,056	83,326

	7,325,041	4,070,512
Less: accumulated depreciation and amortization	391,043	161,391

	$6,933,998	$3,909,121

Depreciation and amortization expense for property, equipment, and improvements amounted to $230,614, $78,074, and $29,236, for the years ended December 31, 2007, 2006, and 2005, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(3)     Revolving Lines of Credit and Loan Facilities:

The line of credit granted by Dah Sing Bank, Limited to the Company matured on September 30, 2007. The outstanding balances with Dah Sing Bank, Limited were $0 at December 31, 2007and $1,641,000 at December 31, 2006. For borrowings in Hong Kong dollars (“HKD” ), the line of credit bore interest at the greater of (1) Hong Kong prime rate or (2) 1% over the Hong Kong Inter-bank Offer Rate (“HIBOR”) as of December 31, 2006. Weighted average interest rate approximated 7.9% for 2007 and 8.1% for 2006. For borrowings in foreign currency, the line of credit carries interest at the Base Rate.

The Company has available to it a $5,128,205 revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $5,635,176 at December 31, 2007 and $4,228,396 at December 31, 2006. The line of credit bears interest at the bank’s standard bills rate less 1.25% for HKD borrowings and at the bank’s standard bills rate less 0.75% for other currency borrowings as of December 31, 2007. Weighted average interest rate approximated 6.7% for 2007 and 6.9% for 2006.

The Company has available to it a $5,769,231 factoring facility with recourse/without recourse with DBS Bank without any outstanding balance at December 31, 2007. The factoring facility bears discounting charge at the bank’s standard bills rate less 1.25% for advance in HKD or the bank’s standard bills rate less 0.75% for advance in other currency as of December 31, 2007. Weighted average interest rate approximated 6.7% for 2007 and 6.9% for 2006.

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2006 and the letter of guarantee was expired on December 17, 2007. The line of credit bears commission 1.5% per annum which will be refunded on pro-rata basis upon return and cancellation of the letter of guarantee.

The Company has available to it a $3,076,923 revolving line of credit with Standard Chartered Bank (Hong Kong) Limited with an outstanding balance of $3,709,379 at December 31, 2007 and $1,015,825 at December 31, 2006. The line of credit bears interest at a rate of the bank’s standard bills rate less 0.5% for HKD facilities and at a rate of the bank’s standard bills rate plus 1% for foreign currency facilities as of December 31, 2007. Weighted average interest rate approximated 7.4% for 2007 and 7.6% for 2006.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Company has available to it $1,025,641 factory facilities with SCB without any outstanding balance at December 31,2007. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advanced in HKD or the bank ‘s standard bills rates less 0.75 for advance in other currency as of December 31, 2007. Weighted average interest rate approximated 7.2% for 2007.

The Company has available to it a $2,307,692 revolving line of credit with The Bank of East Asia, Limited with an outstanding balance of $2,303,868 at December 31, 2007 and $2,307,150 at December 31, 2006. The line of credit bears interest at the higher of Hong Kong prime rate or HIBOR for HKD facilities and at other currencies’ LIBOR plus 1.75% for other currencies facilities as of December 31, 2007. Weighted average interest rate approximated 7.9% for 2007 and 8.1% for 2006.

The Company has available to it a $275,749 tax loan with The Bank of East Asia, Limited with an outstanding balance of $252,770 at December 31, 2007. The line of credit bears interest at the higher of Hong Kong prime rate less 2% or HIBOR and will be repayable by 11 monthly installments as of December 31, 2007. Weighted average interest rate approximated 7.9% for 2007.

The Company has available to it a $2,307,692 revolving line of credit with Citic Ka Wah Bank Limited with an outstanding balance of $2,297,061 at December 31, 2007 and $1,646,096 at December 31, 2006. The line of credit bears interest at the higher of Hong Kong prime rate less 0.5% or 1 month HIBOR plus 3% as of December 31, 2007. Weighted average interest rate approximated 7.4% for 2007 and 8.1% for 2006.

The Company has available to it a $1,923,077 revolving line of credit and factoring facilities with Hang Seng Bank Limited with an outstanding balance of $1,665,003 at December 31, 2007. The line of credit bears interest at a rate of Hong Kong prime rate less 0.5% for HKD facilities and at a rate of the bank’s board rate less 0.25% for United States Dollar facilities as of December 31, 2007. Weighted average interest rate approximated 7.4% for 2007 and 8.1% for 2006.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(4)     Long-Term Debt:

A summary is as follows as of December 31:

	2007	2006

Installment loan carrying an interest of 2.75% below Hong Kong dollar Prime Rate (7.25% at December 31, 2007) to DBS Bank
payable in monthly installments of $11,397 including interest
through December 2007	$1,719,704	$1,774,020

Installment loan carrying an interest of 2% below Hong Kong dollar
Prime Rate (7.25% at December 31,2007) to DBS Bank payable in monthly installments of $3,913 including interest through December
2007	153,052	190,361

Installment loan carrying an interest on 3.95% per annum to Inchroy
Credit Corporation Limited payable in monthly installments of
$1,600 including interest through December 2007	27,185	44,355

Installment loan carrying an interest of 2.5% below Hong Kong dollar Prime Rate (7.25% at December 31, 2007) to DBS Bank
payable in monthly installments of $6,034 including interest through
December 2007	801,723	-

Installment loan carrying an interest on 3.5% per annum to AIG
Finance (Hong Kong) Limited payable in monthly installments of
$1,181 including interest through December 2007	33,162	-

Installment loan carrying an interest on 3.5% per annum to Dah Sing
Bank Limited payable in monthly installments of $1,417 including
interest through December 2007	34,615	-
	2,769,441	2,008,736

Less: current maturities	180,228	107,739

	$2,589,213	$1,900,997

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(5)     Long-Term Debt, Continued:

With respect to all of the above referenced debt and credit arrangements in Note 3, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of, DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited and Hang Seng Bank Limited for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic Components Ltd ("Atlantic"), a wholly owned subsidiary of ACL plus personal guarantee by Mr. Yang as collateral for loans from DBS Bank (Hong Kong) Ltd;

2.	a fixed cash deposit of $1,323,569 (HK$10,323,842) plus unlimited personal guarantee by Mr. Yang, as collateral for loans from The Bank of East Asia, Limited;

3.

a cash deposit/securities not less than $1,282,051 (HK$10,000,000), a security interest on workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on workshop located in Hong Kong owned by Solution, a related party, plus unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

4.

a cash deposit not less than $700,000, a security interest on workshop located in Hong Kong owned by Solution, a related party plus personal guarantee by Mr. Yang as collateral for loans from Citic Ka Wah Bank Limited.

5.	marketable securities of $769,231 (HK$6,000,000) plus unlimited personal guarantee by Mr. Yang as collateral for loans from Hang Seng Bank Limited.

(6)     Income Taxes:

Income tax expense amounted to $187,833 for 2007, $163,415 for 2006, and $123,235 for 2005 (an effective rate of 30% for 2007, 23% for 2006, and 32% for 2005). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(6)     Income Taxes, Continued:

	2007	2006	2005
Computed tax at federal statutory rate	$213,733	$244,398	$130,135
Tax rate differential on foreign earnings of
Atlantic Components Ltd. (“Atlantic”), a
Hong Kong based company	(95,052)	(154,077)	(116,193)
Net operating loss carry forward	69,152	73,094	109,293
Other	-	-	-
	$187,833	$163,415	$123,235

The income tax provision consists of the following components:

	2007	2006	2005
Federal	$-	$-	$-
Foreign	187,833	163,415	123,235
	$187,833	$163,415	$123,235

The Components of the deferred tax assets and liabilities are as follows:

	2007	2006	2005
Net operating losses	$1,056,992	$987,840	$914,746
Total deferred tax assets	$1,056,992	$987,840	$914,746
Less: valuation allowance	(1,056,992)	(987,840)	(914,746)
	$-	$-	$-

(5)     Income Taxes, Continued:

In 2003, the Company’s Hong Kong subsidiary, Atlantic, paid a procurement fee to the Company’s subsidiary, Alpha in BVI, and allocated certain expenses incurred outside Hong Kong. Procurement fee income net of such expenses totaled approximately $1,000,000, which is not subject to corporate tax in Hong Kong or BVI. However, such procurement service fee income or income net of related expenses may be subject to corporate income tax in the People’s Republic of China. Based on the analysis of its tax counsel, the Company accrued approximately $150,000 for such potential tax liabilities as of December 31,

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2003. The Company has not paid any of this tax up to December 31, 2006 and the provision had been written back in the year ended December 31, 2006.

Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

(6)     Weighted Average Number of Shares:

The Company has a 2006 Inventive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. In May 2006, the Company granted options to a consultant to acquire 500,000 shares of common stock of the Company as the consulting and advisory service fee and the consultant exercised all of the options during the year ended December 31, 2006. In May 2006, the Company granted options to purchase an aggregate 2,000,000 shares of common stock of the Company to three employees. These options were fully vested upon grant, had an exercise price of $0.22 per share and expired in December 2006. There were no dilutive effect to the weighted average number of shares for the years ended December 31, 2007 and 2006 since there were no outstanding options at December 31, 2007 and 2006.

(7)     Concentrations:

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement will be expired on March 1, 2009.

The Company's distribution operations are dependent on the availability of an adequate supply of electronic components under the "Samsung" brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 69%, 75%, and 76% of materials from Samsung for the years ended December 31, 2007, 2006, and 2005, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company's current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company's operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 5 for details for Mr. Yang's

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

support of the Company's banking facilities. At December 31, 2007 and 2006, included in accounts payable were $9,562,199 and $2,476,635, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

During the years ended December 31, 2007, 2006, and 2005, 0%, 0%, and 17%, respectively, of the Company’s sales were generated from Classic Electronic Ltd. (“Classic”), a related party (see Note 10 for additional discussion of related party transactions). As of December 31, 2007 and 2006, accounts receivable, related parties included $1,717,859 and $6,709,945, respectively, due from Classic, which represented 11% and 72%, respectively, of the total accounts receivable due from related and unrelated parties.

During the years ended December 31, 2007, 2006, and 2005, 11%, 11%, and 2%, respectively, of the Company’s sales were generated from Aristo Technologies Ltd. (“Aristo”), a related party (see Note 10 for additional discussion of related party transactions). As of December 31, 2007 and 2006, accounts receivable, related parties included $6,237,905 and $662,972, respectively, due from Aristo, which represented 40% and 7%, respectively, of the total accounts receivable due from related and unrelated parties.

As of December 31, 2007 and 2006, Samsung has withheld a total of $350,000 commission due to the Company as deposits. Per a letter sent by Samsung on May 1, 2001, the deposits will be released upon further agreement between Samsung and the Company. Subsequent to this letter, no further discussion regarding this matter was made. The Company believes the amount is fully recoverable.

(8)     Retirement Plan:

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees' retirement. The Company contributed and expensed $28,530 for 2007, $21,475 for 2006 and $18,385 for 2005.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(9)     Commitments:

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2007:

	Related Party	Other	Total
Year ending December 31,
2008	$18,205	$76,495	$94,700
2009	3,269	$48,833	$52,102
Thereafter	-	$19,972	$19,972

Total	$21,474	$145,300	$166,774

See Note 10 for related party leases. All leases expire prior to December 31, 2010. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2007. Rent expense for the years ended December 31, 2007, 2006, and 2005 totaled $120,942 $116,321, and $135,063, respectively.

As at December 31, 2007, there is a ratio par forward agreement between the Company and DBS for the Company to buy USD500,000 from DBS at a contract forward rate of 7.735 at specified dates up to March 18, 2008. According to the terms of the agreements, the Company will buy USD in double amount if the spot rate is less than the contract forward rate. The gain on this forward contract during the year ended December 31, 2007 was $37,244.

As at 31 December 2007, there is a callable ratio par forward agreement between the Company and DBS for the Company to buy USD500,000 from DBS at a contract forward rate of 7.74 at specified dates up to March 20, 2009. According to the terms of the agreements, the Company will buy USD in double amount if the spot rate is less than the contract forward rate. There is no gain or loss on this forward contract during the year ended December 31, 2007.

As at December 31, 2007 there is a participating forward currency option agreement between the Company and SCB for the Company to buy USD200,000 from SCB at a contract rate of 7.725 at specified dated up to July 03, 2008. According to the terms of the agreements, the Company will buy USD in double amount if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2007 was $20,897.

As at December 31, 2007, there is a participating knock-out forward currency option agreement between the Company and SCB for the Company to buy USD500,000 from SCB at a contract rate of 7.739 at specified dates up to April 23, 2009. According to the terms of the agreements, the Company will buy USD

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

in triple amount if the spot rate is less than the contract rate at specified dates and the agreement will be terminated whenever the spot rate is higher than a rate of 7.809 during the contract period. The gain on this forward contract during the year ended December 31, 2007 was $6,449. The agreement was terminated in January 3, 2008.

(10)     Related Party Transactions:

TRANSACTIONS WITH MR. YANG

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $75,998 and $0. These advances bear no interest and are payable on demand.

For the years ended December 31, 2007, 2006, and 2005, we recorded compensation to Mr. Yang of $812,821 $200,000, and $226,922, respectively, and paid $812,821, $200,000, and $226,922, respectively, to Mr. Yang as compensation to him.

During each of the years ended December 31, 2007, 2006, and 2005, we paid rent of $17,521, $68,280, and $92,308, respectively, for Mr. Yang's personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $18,780,971 respectively, to Classic. We have not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees to our lenders up to $10 million of the outstanding accounts receivable from Classic.

During the years ended December 31, 2007, 2006, and 2005, we purchased inventory of $0, $0, and $6,007,185, respectively, from Classic, which offset the outstanding accounts receivable from Classic. As of December 31, 2007 and 2006, we had net outstanding accounts receivable from Classic totaling $1,717,859 and $6,709,495, respectively.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $0, $44,418, and $83,250 to Classic for the years ended December 31, 2007, 2006, and 2005, respectively.

During the years ended December 31, 2005, certain Classic’s employees performed work on behalf of Atlantic and their salaries were allocated to Atlantic’s operations and charged to expenses in the accompanying consolidated financial statements. Such expenses approximated $57,820.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities that could be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

collaterals provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

TRANSACTIONS WITH KADATCO COMPANY LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $5,072,858, respectively, to Kadatco Company Ltd. (“Kadatco”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

Mr. Yang is the sole beneficial owner of the equity interest of Kadatco.

TRANSACTIONS WITH RAMBO TECHNOLOGIES LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $165,225, respectively, to Rambo Technologies Ltd. (“Rambo”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we purchased $0, $0, and $874,553, respectively, from Rambo. Outstanding accounts payable due to Rambo totaled $0 as of December 31, 2007 and 2006.

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo. The remaining 40% of Rambo is owned by a non-related party. Mr. Yang is a director of Rambo.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $71,402, respectively, to Aristo Components Ltd. (“Aristo Components”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components. The remaining 10% of Aristo Components is owned by a non-related party. Mr. Yang is a director of Aristo Components.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

TRANSACTIONS WITH ATLANTIC NETCOM LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $1,652, respectively, to Atlantic Netcom Ltd. (“Atlantic Netcom”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 60% shareholder and director of Atlantic Netcom. The remaining 40% of Atlantic Netcom is owned by a non-related party.

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $55,122, respectively, to Solution Semiconductor (China) Ltd. (“Solution”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we purchased $0, $0, and $22,019, respectively, from Solution. There are no outstanding accounts payable due to Solution as of December 31, 2007 and 2006.

On April 01, 2007, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $12,385, $3,436 and $0 to Solution during the year ended December 31, 2007, 2006 and 2005.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $61,910, respectively, to Systematic Information Ltd. (“Systematic Information”). There are no outstanding accounts receivable due from Systematic Information as of December 31, 2007 and 2006. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we received service charges $11,538, $6,410, and $0, respectively, from Systematic Information. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic Information.

On August 31, 2006, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

totaled $641. Upon expiration of the lease on August 31, 2008, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $7,692, $2,564 and $0 to Systematic Information during the year ended December 31, 2007, 2006 and 2005.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $17,521, $38,462 and $38,462 to Systematic Information during the year ended December 31, 2007, 2006 and 2005.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $17,165,728, $11,986,047, and $2,544,995, respectively, to Aristo. Outstanding accounts receivable totaled $6,237,905 and $662,972 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we purchased inventories of $3,633,424, $1,584,985 and $100,822, respectively, from Aristo. As of December 31, 2007 and 2006, there was no outstanding accounts payable to Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0 and $19,074, respectively, to Global Mega Development Ltd. (“Global”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007, 2006, and 2005, we received management fee of $5,769, $7,692, and $2,564, respectively, from Global. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

TRANSACTIONS WITH TFT TECHNOLOGIES LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $0, and $1,460, respectively, to TFT Technologies Ltd. (“TFT”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 51% shareholder of TFT. The remaining 49% of TFT is owned by a non-related party.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2007, 2006, and 2005, we received management fee $0, $7,692, and $2,564, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Intelligent.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2007, 2006, and 2005, we received a management fee of $16,026, $15,384, and $2,564, respectively, from Systematic Semiconductor Ltd. (“Systematic”). As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic.

Mr. Alan Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2007, 2006, and 2005, we sold $0, $7,720,975, and $0, respectively, to First World Logistic Ltd. (“First”). Outstanding accounts receivable totaled $0 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past

During the years ended December 31, 2007, 2006, and 2005, we purchased inventories for $0, $825,900 and $306,432, respectively, from First. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from First.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(11)    Quarterly Information (Unaudited):

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)
	Total	Fourth	Third	Second	First
2007
Total net sales	$160,546	$52,885	$43,895	$31,731	$32,035
Gross profit	$3,871	$831	$1,643	$510	$887
Net income (loss)	$331	$(99)	$538	$(174)	$66
Net income (loss) per share:
basic and diluted	$0.01	$0.00	$0.02	($0.01)	$0.00

2006
Total net sales	$105,642	$29,283	$30,139	$21,044	$25,176
Gross profit	$4,098	$1,228	$1,203	$716	$951
Net income (loss)	$555	$344	$176	$(79)	$114
Net income (loss) per share:
basic and diluted	$0.02	$0.01	$0.01	($0.00)	$0.00

(12)    Subsequent Event (Unaudited):

There is no significant subsequent event to be disclosed.