Form 10-K/A
period 2007-12-31
ACL SEMICONDUCTOR INC
filed 2008-04-16
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

	2007	2006	2005	2004	2003

Net Sales	$160,404,924	$105,642,123	$110,207,743	$133,243,690	$72,672,797
Net income (loss)	$436,092	$450,404	$259,515	$(454,006)	$(1,437,670)

Earnings (loss) per common
share	$0.01	$0.02	$0.01	$(0.02)	$(0.06)

Total Assets	$33,462,963	$21,121,354	$8,832,457	$10,265,983	$9,570,808

Long-term Debt	$2,589,213	$1,900,997	$-	$65,522	$194,703

Weighted average number of
shares outstanding – basic and	28,329,936	28,145,004	27,829,936	27,829,936	23,753,682
diluted

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          For the years ended December 31, 2007, 2006, and 2005, the largest 5 customers accounted for 61%, 41% and 43% of our net sales, respectively. As of December 31, 2007, we had net current liabilities of $28,966,568 and accumulated deficit of $1,638,177. We generated net sales of $160,404,924 for the year ended December 31, 2007 and recorded a net income of $436,092. In addition, during the year ended December 31, 2007, net cash provided by operating activities amounted to $1,125,907.

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

	Year Ended December 31
	(US$)
	2007	2006	2005

Net sales	160,404,924	105,642,123	110,207,743
Cost of sales	156,553,635	101,544,098	107,004,491
Gross profit	3,871,289	4,098,025	3,203,252

Operating expenses:
Sales and marketing	69,260	791,367	745,755
General and
administrative	3,047,542	2,167,057	2,059,150
Total operating
expenses	3,011,802	2,272,424	2,804,905

Income (loss) from
operations	859,487	1,034,601	398,347
Interest expense	1,009,006	688,693	203,192
Net income	436,092	450,404	259,515

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

          General and administrative expenses increased $670,485 or 29.5% from $2,272,057 for the year ended December 31, 2006 to $2,942,542 for the year ended December 31, 2007. This increase was primarily attributable to an increase in depreciation, director’s remuneration and salary expenses during the year 2007. We will continue to keep general and administrative expenses for the year ended December 31, 2008 at approximately the same level as the year ended December 31, 2007.

          Income from operations was $859,487 for the year ended December 31, 2007 compared to $1,034,601 for the year ended December 31, 2006, a decrease of income of $175,114. The decrease was mainly due to decrease in Samsung Commission and increase of operating expenses.

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

          Our net income decreased by $14,312 from the $450,440 for the year ended December 31, 2006 compared to $436,092 for the year ended December 31, 2007. The decrease was mainly due to the decrease in profit margin.

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

          General and administrative expenses increased $212,907 or 10.3% from $2,059,150 for the year ended December 31, 2005 to $2,272,057 for the year ended December 31, 2006. This increase was primarily attributable to the fair value of options granted to certain employees and increase in certain expenses, such as depreciation and staff salaries during the year 2006.

          Income from operations was $1,034,601 for the year ended December 31, 2006 compared to $398,347 for the year ended December 31, 2005, an increase of income of $636,254. The increase was mainly due to increase in gross profit of our products caused by the shortage of memory products in the market during the year.

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

          Our net income increased by $190,889 from the $259,515 for the year ended December 31, 2005 compared to $450,404 for the year ended December 31, 2006. This increase was mainly due to increase in profit margin. We expect the net income to be adversely affected by the increase in the interest rate.

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

Dated: April 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive
/s/ Chung-Lun Yang	Officer and Chairman of the	April 16, 2008
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

Chief Financial Officer,
/s/ Kenneth Lap-Yin Chan	(Principal Financial and Accounting	April 16, 2008
Kenneth Lap-Yin Chan	Officer)

	Director	April 16, 2008
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

With Report of Independent Registered Public Accounting Firm

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets	F-2 – F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 – F-8
Notes to Consolidated Financial Statements	F-9 – F-35

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

/s/ STONEFIELD JOSEPHSON, INC.

Wanchai, Hong Kong
April 12, 2006

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$1,597,674	$1,447,486

Restricted cash	4,203,057	2,708,577
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2007 and 2006	7,594,784	2,008,474

Accounts receivable, related parties	7,955,764	7,372,467
Loans receivable, related parties	-	-
Inventories, net	3,483,994	3,253,255
Restricted marketable securities	769,231	-
Marketable securities	404,780	-
Income tax refundable	49,375	-
Other current assets	83,061	40,937

Total current assets	26,141,720	16,831,196

Property, equipment and improvements, net of

accumulated depreciation and amortization	6,933,998	3,909,121

Other deposits	387,245	381,038

	$33,462,963	$21,121,355

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,592,685	$5,009,723
Accrued expenses	186,738	314,224

Lines of credit and loan facilities	15,610,488	10,838,467
Current portion of long-term debt	180,228	107,739
Income tax payable	-	74,839
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	268,573	293,617

Total current liabilities	28,951,097	16,750,994

Long-term debt, less current portion	2,589,213	1,900,997
Deferred tax	15,471	8,813

Total liabilities	31,555,781	18,660,804

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,329,936 issued and outstanding	28,330	27,830

Additional paid-in capital	3,593,027	3,593,027
Amount due (from) to stockholder/director	(75,998)	913,463

Accumulated deficit	(1,638,177)	(2,074,269)

Total stockholders' equity	1,907,182	2,460,551

	$33,462,963	$21,121,355

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006	2005

Net sales:
Related parties	$17,165,728	$19,707,023	$26,772,046
Other	143,321,689	85,976,817	83,538,221
Less discounts to customers	(82,493)	(41,717)	(102,524)

	160,404,924	105,642,123	110,207,743

Cost of sales	156,533,635	101,544,098	107,004,491

Gross profit	3,871,289	4,098,025	3,203,252

Operating expenses:
Selling	69,260	791,367	745,755
General and administrative	2,942,542	2,272,057	2,059,150

Income from operations	859,487	1,034,601	398,347

Other income (expenses):
Rental income	37,179	-	3,502
Interest expense	(1,009,006)	(688,693)	(203,192)
Unrealized gain on marketable securities
(pledged)	404,780	-	-
Provision for taxation written back	-	150,000	-
Miscellaneous	331,485	117,911	184,093

Income before income taxes	623,925	613,819	382,750

Income taxes	187,833	163,415	123,235

Net income	$436,092	$450,404	$259,515

Earnings per share - basic and diluted	$0.01	$0.02	$0.01

Weighted average number of shares -
basic and diluted	28,329,936	28,145,004	27,829,936

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Due		Total
			Additional	(from)/to		stockholders'
	Common stock		paid-in	stockholder/	Accumulated	Equity
	Shares	Amount	capital	Director	deficit	(deficit)
Balance at December 31, 2004	27,829,936	$27,830	$3,360,405	$(102,936)	$(2,784,188)	$501,111

Net income	-	-	-	-	259,515	259,515

Balance at December 31, 2005	27,829,936	27,830	3,360,405	(102,936)	(2,524,673)	760,626

Issuance of common stock for option	500,000	500	104,500			105,000
issued to consultant (as adjusted)

Issuance of common stock for option	-	-	128,122	-	-	128,122
issued to employees

Net increase in due (from)/to	-	-	-	1,016,399	-	1,016,399

Net income					450,404	450,404

Balance at December 31, 2006	27,829,936	28,330	3,593,027	913,463	(2,074,269)	2,460,551

Net increase in due (from)/to				(989,461)		(989,461)

Net income					436,092	436,092

Balance at December 31, 2007	28,329,936	28,330	3,593,027	(75,998)	(1,638,177)	1,907,182

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2007	2006	2005
Cash flows provided by (used for) operating activities:
Net income	$436,092	$450,404	$259,515

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	230,614	78,074	29,236
Bad debt	-	-	6,200
Change in inventory reserve	323,077	100,000	(12,821)
Gain on disposal of equipment	(218)	-	-
Unrealized gain on marketable securities	(404,780)	-	-
Fair value of options issued to employees	-	128,122	-
Issuance of common stocks to consultant as		105,000	-
professional fee under share option scheme
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(5,586,310)	(1,492,917)	566,994
Accounts receivable - related parties	(583,297)	(5,196,730)	2,551,780
Inventories	(553,816)	(2,265,503)	445,186
Refundable deposits	-	1,000,000	-
Income tax refundable	(49,375)
Other current assets	(42,124)	222,363	(182,498)
Other asssets	(6,207)	6	(31,044)
Increase (decrease) in liabilities
Accounts payable	7,582,962	513,904	(570,146)
Accrued expenses	(127,486)	41,442	(183,894)
Payable related to debt settlement	-	(76,088)	-
Income tax payable	(74,839)	(142,614)	72,403
	(18,386)	238,598	41,409
Deferred tax	6,658	8,813	-
Total adjustments	689,815	(6,737,530)	2,732,805

Net cash provided by (used for)
operating activities	1,125,907	(6,287,126)	2,992,320

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

(2)      Prior Year Adjustments:

The financial statements for the year ended December 31, 2006 was restated to reflect the omission of the issuance of 500,000 common shares of the Company to a consultant as the consulting and advisory service fee in May 16, 2006 under the Company's share option scheme. The following financial statement line items for the year ended December 31, 2006 were affected by the omission.

	As Originally	As	Effect of
	Reported	Adjusted	Omission
Consolidated Statement of Operations
for the year ended December 31, 2006

General and administrative expenses	$2,167,057	$2,272,057	$105,000

Income from operations	1,139,601	1,034,601	(105,000)

Income before income taxes	718,819	613,819	(105,000)

Net profit	555,404	450,404	(105,000)
Earnings per share - basic and diluted	$0.02	$0.02	$-

Weighted average number of shares	27,829,936	28,154,004	324,068

Consolidated Balance Sheet as of December 31, 2006
Common Stock	$27,830	$28,330	$500
Additional paid in capital	3,488,527	3,593,027	104,500
Accumulated deficit	(1,969,269)	(2,074,269)	(105,000)
Total stockholders' equity	$2,460,551	$2,460,551	$-

Consolidated Statement of Cash Flows
For the year ended December 31, 2006
Cash flows provided by/(used for) operating activities:
Net income	$555,404	$450,404	$(105,000)
Adjustments to reconcile net income to net cash
provided by/(used for) operating activities:
Issuance of common stocks to a consultant as
consulting and advisory service fee under share option scheme	-	105,000	105,000
Total Adjustments to reconcile net income to net cash provided
by/(used for) operating activities:	(6,842,530)	(6,737,530)	105,000
Net cash provided by/(used for) operating activities	$(6,287,126)	$(6,287,126)	$-

	As Originally	As	Effect of
	Reported	Adjusted	Omission
Consolidated Statement of Stockholder's Equity
for the year ended December 31, 2006
Common stock:
Balance at December 31, 2005 (27,829,936 shares)	$27,830	$27,830	$-
Issuance of common stock to a consultant as consulting and
servicing fee (500,000 shares)	-	500	500
Balance at December 31, 2006 (28,329,936 shares)	$27,830	$28,330	$500

Additional paid-in capital:
Balance at December 31, 2005	$3,360,405	$3,360,405	$-
Issuance of common stock to a consultant as consulting and
servicing fee	-	104,500	104,500
Issuance of common stock for option issued to employees	128,122	128,122	-
Balance at December 31, 2006	$3,488,527	$3,593,027	$104,500

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Notes to Consolidated Financial Statement
For the year ended December 31, 2006
Income taxes for the year ended December 31, 2006:
Computed tax at federal statutory rate	$244,398	$244,398	$-
Tax rate differential on foreign earnings of
Atlantic Components Ltd., a Hong Kong based company	(154,077)	(189,777)	(35,700)
Net operating loss carry forward	73,094	108,794	35,700
Other	-	-	-
	$163,415	$163,415	$-
The Components of the deferred tax assets and liabilities
as at December 31, 2006 are as follows:
Net operating losses	$987,840	$1,023,540	$35,700
Total deferred tax assets	$987,840	$1,023,540	$35,700
Less: valuation allowance	(987,840)	(1,023,540)	(35,700)
	$-	$-	$-

(3)     Property, Equipment and Improvements: A summary is as follows:

	2007	2006

Land and buildings	$6,794,629	$3,797,760
Office equipment	147,530	132,721
Leasehold improvements	143,553	46,015
Furniture and fixtures	13,273	10,690
Automobile	226,056	83,326
	7,325,041	4,070,512
Less: accumulated depreciation and amortization	391,043	161,391

	$6,933,998	$3,909,121

Depreciation and amortization expense for property, equipment, and improvements amounted to $230,614, $78,074, and $29,236, for the years ended December 31, 2007, 2006, and 2005, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(4)     Revolving Lines of Credit and Loan Facilities:

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Company has available to it $1,025,641 factory facilities with SCB without any outstanding balance at December 31,2007. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advanced in HKD or the bank’s standard bills rates less 0.75% for advance in other currency as of December 31, 2007. Weighted average interest rate approximated 7.2% for 2007.

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

(5)     Long-Term Debt:

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

5.	marketable securities of $769,231 (HK$6,000,000) plus unlimited personal guarantee by Mr. Yang as collateral for loans from Hang Seng Bank Limited.

(6)     Income Before Income Taxes:

The consolidated income before income taxes is arrived at after crediting/(charging):

	2007	2006	2005
Interest income	$169,055	$79,838	$24,621
Gain on disposal of property, equipment and improvements	218	-	-
Foreign exchange gain/(loss)	99,262	2,114	(5,046)

(7)     Income Taxes:

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

(7)     Income Taxes, Continued:

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

(7)     Income Taxes, Continued:

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

(8)     Weighted Average Number of Shares:

The Company has a 2006 Inventive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. In May 2006, the Company granted options to a consultant to acquire 500,000 shares of common stock of the Company as the consulting and advisory service fee and the consultant exercised all of the options during the year ended December 31, 2006. In May 2006, the Company granted options to purchase an aggregate 2,000,000 shares of common stock of the Company to three employees. These options were fully vested upon grant, had an exercise price of $0.22 per share and expired in December 2006. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2007 and 2006 since there were no outstanding options at December 31, 2007 and 2006.

(9)     Concentrations:

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement will expire on March 1, 2009.

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

(10)     Retirement Plan:

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

(11)     Commitments:

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2007:

	Related Party	Other	Total
Year ending December 31,
2008	$18,205	$76,495	$94,700
2009	3,269	$48,833	$52,102
Thereafter	-	$19,972	$19,972

Total	$21,474	$145,300	$166,774

See Note 12 for related party leases. All leases expire prior to December 31, 2010. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2007. Rent expense for the years ended December 31, 2007, 2006, and 2005 totaled $120,942 $116,321, and $135,063, respectively.

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

(12)     Related Party Transactions:

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

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities that could be utilized by Atlantic was $1.154 million (HKD9 million) and the facility lines were fully covered by

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

collateral provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

(13)    Quarterly Information (Unaudited):

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)
	Total	Fourth	Third	Second	First
2007
Total net sales	$160,546	$52,885	$43,895	$31,731	$32,035
Gross profit	$3,871	$831	$1,643	$510	$887
Net income (loss)	$436	$6	$538	$(174)	$66
Net income (loss) per share:
basic and diluted	$0.01	$0.00	$0.02	($0.01)	$0.00

2006
Total net sales	$105,642	$29,283	$30,139	$21,044	$25,176
Gross profit	$4,098	$1,228	$1,203	$716	$951
Net income (loss)	$450	$239	$176	$(79)	$114
Net income (loss) per share:
basic and diluted	$0.02	$0.01	$0.01	($0.00)	$0.00

(14)    Subsequent Event (Unaudited):

There is no significant subsequent event to be disclosed.