Form 10-Q
period 2008-03-31
ACL SEMICONDUCTOR INC
filed 2008-05-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50140

ACL Semiconductors Inc.
(Name of registrant as specified in its charter)

Delaware	16-1642709
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

     B24-B27,1/F., Block B
Proficient Industrial Centre, 6 Wang Kwun Road
Kowloon, Hong Kong
 (Address of principal executive offices)

011-852- 2799-1996
(Registrant's telephone number)
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [  ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
      Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $.001 par value, as of May 13, 2008:
28,329,936

Page No.
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
	and December 31, 2007	1-2
	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2008 and March 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 and March 31, 2007 (unaudited)	4-5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-12
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	18
ITEM 4T.	CONTROLS AND PROCEDURES	19
PART II	OTHER INFORMATION	19
	Item 6 Exhibits and Reports on Form 8-K
SIGNATURES		20
EXHIBITS		21-24

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,249,301	$1,597,674
Restricted cash	3,703,057	4,203,057
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2008 and 2007	14,002,641	7,594,784
Accounts receivable, related parties	8,017,280	7,955,764
Inventories, net	3,619,692	3,483,994
Restricted marketable securities	1,269,231	769,231
Marketable securities	200,896	404,780
Income tax refundable	49,375	49,375
Other current assets	45,929	83,061

Total current assets	32,157,402	26,141,720

Property, equipment and improvements, net of
accumulated depreciation and amortization	6,965,947	6,933,998

Other deposits	385,284	387,245

	$39,508,633	$33,462,963

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
Current liabilities:
Accounts payable	$19,538,162	$12,592,685
Accrued expenses	207,194	186,738
Lines of credit and notes payable	15,312,231	15,610,488
Current portion of long-term debt	194,227	180,228
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	199,635	268,573

Total current liabilities	35,563,834	28,951,097

Long-term debts, less current portion	2,527,350	2,589,213
Deferred tax	15,471	15,471
	38,106,655	31,555,781

Commitments and contingencies	-	-

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,329,936 issued and outstanding	28,330	28,330
Additional paid in capital	3,593,027	3,593,027
Amount due from stockholder/director	20,578	(75,998)
Accumulated deficit	(2,239,957)	(1,638,177)

Total stockholders' equity	1,401,978	1,907,182

	$39,508,633	$33,462,963

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net sales:
Related parties	$1,764,493	$3,268,623
Other	51,144,014	28,781,984
Less discounts to customers	-	(15,240)
	52,908,507	32,035,367
Cost of sales	52,388,336	31,148,138
Gross profit	520,171	887,229
Operating expenses:
Selling	17,777	17,467
General and administrative	774,797	600,441
(Loss) income from operations	(272,403)	269,321
Other income (expenses):
Rental income	22,308	-
Interest expense	(223,827)	(231,566)
Unrealized loss on marketable securities	(203,883)	-
Miscellaneous	76,025	45,093
(Loss) income before income taxes	(601,780)	82,848
Income taxes	-	16,998
Net (loss) income	$(601,780)	$65,850
(Loss) earnings per share - basic and diluted	$(0.02)	$0.00
Weighted average number of shares - basic and diluted	28,329,936	27,829,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007

Cash flows provided by (used for) operating activities:
Net (loss) income	$(601,780)	$65,850

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	76,180	40,208
Change in inventory reserve	-	38,461

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	(6,407,857)	487,717
Accounts receivable - related parties	(61,516)	(700,636)
Inventories	(135,698)	(320,677)
Other current assets	37,132	(193,116)
Deposits	1,961	(5,215)

Increase (decrease) in liabilities
Accounts payable	6,945,477	1,946,329
Accrued expenses	20,456	(33,782)
Income tax payable	-	(12,643)
Other current liabilities	(68,937)	(157,410)
Total adjustments	407,198	1,089,236

Net cash provided by (used for)
operating activities	(194,582)	1,155,086

Cash flows used for investing activities:
Advance from (to) stockholders	96,576	(275,881)
Decrease (Increase) of restricted cash	500,000	(1,376,923)
Investment in Securities (Restricted)	(500,000)	(769,231)
Investment in Securities	203,883	-
Purchases of property, equipment and improvements	(108,129)	(86,724)

Net cash provided by (used for) investing activities	192,330	(2,508,759)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows provided by financing activities:
Proceeds on lines of credit and
notes payable	(298,257)	1,214,227
Principal (payments) loan on long-term debt	(47,864)	15,673
Net cash provided by financing activities	(346,121)	1,229,900
Net decrease in cash and cash equivalents	(348,373)	(123,773)
Cash and cash equivalents, beginning of the period	1,597,674	1,447,486
Cash and cash equivalents, end of the period	$1,249,301	$1,323,713
Supplemental disclosure of cash flow information:
Interest paid	$223,827	$231,566
Income tax paid	$-	$29,640

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. and Alpha Perform Technology Limited (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 included in the Company’s Annual Report on the Form 10-K for the period ended December 31, 2007 filed with the Securities Exchange Commission on April 16, 2008. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of March 31, 2008 and December 31, 2007, and the results of operations for the three-month periods ended March 31, 2008 and 2007 and the cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business Operations

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated under the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company’s principal activities are distribution of electronic components under the "Samsung" brandname which comprise DRAM and graphic RAM and FLASH for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

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

3.      Related Party Transactions

Transactions with Mr. Yang

As of March 31, 2008 and December 31, 2007, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $0 and $75,998, respectively.

For the three months ended March 31, 2008 and 2007, the Company recorded and paid $180,026 and $119,231, respectively, to Mr. Yang as compensation.

During the three months ended March 31, 2008 and 2007, the Company paid rent of $0 and $9,615, respectively, for Mr. Yang’s personal residency as additional compensation.

Transactions with Classic Electronics Ltd.

As of March 31, 2008 and December 31, 2007, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $6,709,495 and $6,709,495, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

Mr. Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

During the three months ended March 31, 2008 and 2007, the Company received management fees of $3,846, respectively, from Solution Semiconductor (China) Ltd. (“Solution”). There were no outstanding accounts receivable due from Solution as of March 31, 2008 and December 31, 2007. The management fee was charged as the back office support to Solution.

On April 01, 2007, the Company entered into a lease agreement with Solution pursuant to which the Company leases one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. The Company incurred and paid an aggregate rent expense of $3,270 and $2,577 to Solution during the three months ended March 31, 2008 and 2007.

Mr. Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

During the three months ended March 31, 2008 and 2007, the Company received service fees of $3,846, respectively, from Systematic Information Ltd. (“Systematic Information”). There were no outstanding accounts receivable due from Systematic Information as of March 31, 2008 and December 31, 2007. The service fee was charged as the back office support to Systematic Information.

On April 1, 2005, the Company entered into a lease agreement with Systematic Information pursuant to which the Company leases one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. The Company incurred and paid an aggregate rent expense of $0 and $9,615 to Systematic Information during the three months ended March 31, 2008 and 2007.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the shareholder of Systematic with a total of 100% interest.

Transactions with Global Mega Development Ltd.

During the three months ended March 31, 2008 and 2007, we received management fees of $0 and $1,923, respectively, from Global Mega Development Ltd. (“Global”). There were no outstanding accounts receivable due from Global as of March 31, 2008 and December 31, 2007. The management fee was charged as the back office support to Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

Transactions with Intelligent Network Technology Ltd.

During the three months ended March 31, 2008 and 2007, the Company received management fees of $0 and $1,923, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). There were no outstanding accounts receivable due from Intelligent as of March 31, 2008 and December 31, 2007. The management fee was charged as the back office support to Intelligent.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

Transactions with Systematic Semiconductor Ltd.

During the three months ended March 31, 2008 and 2007, the Company received management fees of $0 and $3,846, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of March 31, 2008 and December 31, 2007.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor.

Transactions with Aristo Technologies Ltd.

During the three months ended March 31, 2008 and 2007, the Company sold $1,764,493 and $3,268,623, respectively, to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable due from totaled $6,317,675 and $6,237,905 as of March 31, 2008 and December 31, 2007, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended March 31, 2008 and 2007, the Company purchased $7,117,103 and $561,717, respectively, from Aristo. Outstanding accounts payable due to Aristo totaled $18,254 and $0 as of March 31, 2008 and December 31, 2007 respectively.

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

4.      Bank Facilities

With respect to all of the above referenced debt and credit arrangements, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of, DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited and Hang Seng Bank Limited for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	a fixed cash deposit of $641,026 (HK$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic Components Ltd ("Atlantic"), a wholly owned subsidiary of ACL plus personal guarantee by Mr. Yang as collateral for loans from DBS Bank (Hong Kong) Ltd;

2.	a fixed cash deposit of $1,323,570 (HK$10,323,842) plus unlimited personal guarantee by Mr. Yang, as collateral for loans from The Bank of East Asia, Limited;

3.	a cash deposit/securities not less than $1,282,051 (HK$10,000,000), a security interest on workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on workshop located in Hong Kong owned by Solution, a related party, plus unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

4.	a cash deposit not less than $956,410 (US$700,000 plus HK$2,000,000), a security interest on workshop located in Hong Kong owned by Solution, a related party plus personal guarantee by Mr.Yang as collateral for loans from Citic Ka Wah Bank Limited; and

5.	marketable securities of $769,231 (HK$6,000,000) plus unlimited personal guarantee by Mr. Yang as collateral for loans from Hang Seng Bank Limited.

5.      Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distribution Agreement”). Samsung HK supplied approximately 49% and 74% of materials to the Company for the three months ended March 31, 2008 and 2007, respectively. The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2008. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement, however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the 3 months ended 2008 and 2007, the Company purchased $25,899,052 and $23,667,179, respectively, of components from Samsung HK. At March 31, 2008 and December 2007, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $9,696,471 and $9,562,198, respectively.

6.      Segment Reporting

The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.      2006 Stock Option Plan

On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company business. The Plan permits us to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) with the meaning of Section 422 of the Code, and other options with do not qualify as Incentive Stock Options(the “Non-Qualified Options”) and stock awards.

Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options) terminates on March 31, 2016, after which no further awards may be granted under the Plan. The Plan is administered by the full Board of Directors or, at the Board of Director’s discretion, by a committee of the Board of Directors consisting of at least two persons who are “disinterested persons” defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the “Committee”).

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

8.       Recently Issued Accounting Pronouncements

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

In April 2008, the FASB issued FSP SOP 90-7-1, “An Amendment of AICPA Statement of Position 90-7”. This FSP resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and other authoritative accounting standards that expressly prohibit early adoption. This FSP shall be effective for financial statements issued subsequent to the date of issuance of this FSP. The Company does not anticipate that this new FSP will have any material impact upon its preparation of its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (GAAP). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that this new FSP will have any material impact upon its preparation of its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. The Company does not anticipate that SFAS No. 162 will have any material impact upon its preparation of its financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

9.      Reclassification

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2007 presentation.

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

      ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

Overview

     Corporate Background

     The Company, through its wholly-owned subsidiary Atlantic Components Limited, a Hong Kong corporation (“Atlantic”) is engaged primarily in the business of distribution of memory products under “Samsung” brandname which principally comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

     As of March 31, 2008, ACL had more than 120 active customers in Hong Kong and Southern China.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of March 31, 2008 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	142,459	89,125	53,334	---	---
Line of credit and notes payable –
short-term	15,312,231	15,312,231	---	---	---
Short Term Loan	183,833	183,833
Long Term Loan	2,721,577	194,227	352,275	254,745	1,920,330
Total Contractual Obligations	$18,360,100	$15,779,416	$405,609	$254,745	$1,920,330

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

     Sales for the three months ended March 31, 2008 increased 65% compared to the three months ended March 31, 2007. One of the major reasons of the Company’s sales increases is the Company successfully opens up new customers, specially in consumer electronics products (OEM/ODM) manufacturers in PRC. Another major reason of this increase is Samsung rival Hynix had reduced its production capacity, which led to more demand on Samsung’s products.

     The gross profit margin for the Company during the three months ended March 31, 2008 was 0.98%, compared to a 2.77% for the corresponding quarter in 2007. The Company’s gross profit for the three months ended March 31, 2008 was $520,171, as compared to $887,229 for the three months ended March 31, 2007, representing a 41% decrease. The decrease was primarily attributable to a promotional campaign that the Company had with Samsung. The goal of this campaign is to expand Samsung’s market share and capture more market segments from Hard Disk Device (HDD)-based consumer electronics to use high density (4 gigabytes (GB) and above) flash by lowering the prices. Samsung promised to allocate our gross profit marginal loss caused by this event within one year.

Although the Company’s gross profit decreased in the three months ended March 31, 2008, the Company anticipates its profitability will increase in the second half of 2008. The Company forecasts secured orders from the customers, which will stabilize the Company’s turnover as well as the commission from Samsung in the second half of 2008. Analysts pointed out that the launch of Apple’s new third generation (3G) mobile phone in the second half of 2008 will bring up the flash demand. The Olympic Games in August will also increase the demand on consumer electronics products. I.e. digital recording devices, digital cameras, set top box, memory cards, etc… These consumer electronics products will bring up the demand of the two major memory components – DRAM and NAND flash.

Cost of sales

     Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company’s gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company’s procurement operations are supported by Samsung HK pursuant to a distributorship agreement between the Company and Samsung HK. However, the distributorship is for a one year period and even though it has been renewed more than 10 times there is no assurance that it will be in the future.

Operating expenses

     The Company’s operating expenses for the three months ended March 31, 2008 and 2007 were comprised of sales and marketing and general and administrative expenses only.

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

Results of Operations

     The following table sets forth unaudited statements of operations data for the three months ended March 31, 2008 and 2007 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and the related notes appearing elsewhere in this document.

	For the Three Months Ended March 31,

	(US$) (Unaudited)
	2008	2007

Net sales	100%	100%
Cost of sales	99.02%	97.23%
Gross profit	0.98%	2.77%

Operating expenses:
Sales and marketing	0.03%	0.05%
General and administrative	1.46%	1.88%
Total operating expenses	1.49%	1.93%

Loss/income from operations	-0.51%	0.84%
Other expenses:
Interest expenses	-0.42%	-0.72%
Miscellaneous	-0.20%	0.14%
Total other expenses	-0.62%	-0.58%
Income taxes	0.00%	0.05%
Net loss/income	-1.13%	0.21%

Unaudited Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

      Net sales

     Sales increased by $20,873,140 or 65.1% from $32,035,367 in the three months ended March 31, 2007 to $52,908,507 in the three months ended March 31, 2008. The increase was mainly due to the Company successfully acquiring new customers, specifically in consumer electronics products (OEM/ODM) manufacturers in PRC. Another major reason is Samsung rival Hynix had reduced its production capacity, which led to more demand on Samsung’s products.

      Cost of sales

     Cost of sales increased by $21,240,198, or 68.2%, from $31,148,138 for the three months ended March 31, 2007 to $52,388,336 for the three months ended March 31, 2008. The increase in cost of sales is in proportion to the increase in net sales stated above. As a percentage of sales, cost of sales increased to 99% of sales in the three months ended March 31, 2008 from 97.2% of sales in the three months ended March 31, 2007.

      Gross profit

     Gross profit decreased by $367,058 or 41.4%, from $887,229 for the three months ended March 31, 2007 to $520,171 for the three months ended March 31, 2008. The decrease in gross profits resulted primarily attributable to a promotional campaign that the Company had with Samsung. The goal of this campaign is to expand Samsung’s market share and capture more market segments from Hard Disk Device (HDD)-based consumer electronics to use high density (4 gigabytes (GB) and above) flash by lowering the prices.

      Operating expenses

     Sales and marketing expenses slightly increased by $310 or 1.8%, from $17,467 for the three months ended March 31, 2007 to $17,777 for the three months ended March 31, 2008.

     General and administrative expenses increased $174,356 or 29% from $600,441 in the three months ended March 31, 2007 to $774,797 in the three months ended March 31, 2008. This increase was principally attributable to an increase in depreciation, director’s remuneration and Shengzhen office expenses.

     Loss from operations for the Company was $272,403 for the three months ended March 31, 2008 compared to income of $269,321 for the three months ended March 31, 2007, representing a decrease of income by $541,724 or 201%. This decrease was the result of decrease of gross profit during the first quarter of 2008.

      Other income (expenses)

     Interest expense decreased by $7,739, or 3.3%, from $231,566 in the three months ended March 31, 2007, to $223,827 in the three months ended March 31, 2008. This decrease was mainly due to a decrease in the Best Lending Interest Rate during the period.

     Unrealized loss on marketable securities increased by $203,883 from $0 in the three months ended March 31, 2007, to $203,883 in the three months ended March 31, 2008. The increase was mainly attributable to the increase in the market value as of March 31, 2008 over the cost of purchase of certain securities on hand.

     The Company's net income decreased by $667,630 or 1014% from $65,850 for the three months ended March 31, 2007 to a net loss of $601,780 for the three months ended March 31, 2008, primarily due to the decrease in gross profit during the first quarter of 2008.

      Income tax

     Income tax decreased by $16,998 or 100% from $16,998 for the three months ended March 31, 2007 to $0 for the three months ended March 31, 2008, primarily due to no taxable income generate during the first quarter of 2008.

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

     In the three months ended March 31, 2008, net cash used for $194,582 in operating activities while in the three months ended March 31, 2007, ACL net cash provided by operating activities was $1,155,086, a decrease of $1,349,668. This decrease was primarily due to an increase of accounts receivable and payable.

     In the three months ended March 31, 2008, net cash provided by investing activities was $192,330 while in the three months ended March 31, 2007, ACL used for $2,508,759 in investing activities, an increase of $2,701,089. This increase was primarily due to the restricted cash and securities held by the bank as collateral for borrowings.

     In the three months ended March 31, 2008, net cash used for $346,121 in financing activities while in the three months ended March 31, 2007, net cash provided by financing activities was $1,229,900, a decrease of $1,576,021. This decrease was primarily due to the repayments on bank borrowing.

      An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 5.25 to 5.75% per annum) prevailing in Hong Kong. For the three months ended March 31, 2008 and the three months ended March 31, 2007, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

     (b) There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas.

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

No Reports on Form 8-K were filed during the three months ended March 31, 2008 except for:

1. Form 8-K filed March 24, 2008 relating to items 4.01 and 9.01

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: May 14, 2008	By:	Chung-Yun Lang
Chung-Lun Yang
Chief Executive Officer

Date: May 14, 2008	By:	Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer