Form 10-Q
period 2008-06-30
ACL SEMICONDUCTOR INC
filed 2008-08-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2008.

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

011-852- 2799-1996
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.

Large accelerated filer [__]      Accelerated filer [__]      Non-accelerated filer    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Registrant had 28,329,936 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2008.

Transitional small business disclosure format (check one) Yes [   ]   No [X]

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
	and December 31, 2007	1-2

	Condensed Consolidated Statements of Operations for the three months and
	six months ended June 30, 2008 and June 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months
	ended June 30, 2008 and June 30, 2007 (unaudited)	4-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	17

ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II OTHER INFORMATION		19

Item 6 Exhibits

SIGNATURES		21

EXHIBITS		22-25

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

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$929,472	$1,597,674
Restricted cash	4,344,082	4,203,057
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2008 and 2007	11,067,970	7,594,784
Accounts receivable, related parties	8,487,466	7,955,764
Inventories, net	6,511,909	3,483,994
Restricted marketable securities	1,269,231	769,231
Marketable securities	186,707	404,780
Income tax refundable	49,375	49,375
Other current assets	50,759	83,061

Total current assets	32,896,971	26,141,720

Property, equipment and improvements, net of
accumulated depreciation and amortization	6,992,681	6,933,998

Other deposits	392,069	387,245

	$40,281,721	$33,462,963

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
Current liabilities:
Accounts payable	$14,623,014	$12,592,685
Accrued expenses	261,135	186,738
Lines of credit and notes payable	20,698,435	15,610,488
Current portion of long-term debt	208,917	180,228
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	140,273	268,573

Total current liabilities	36,044,159	28,951,097

Long-term debts, less current portion	2,486,903	2,589,213
Deferred tax	15,471	15,471
	38,546,533	31,555,781

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,329,936 issued and outstanding at June 30, 2008	28,330	28,330
and December 31, 2007
Additional paid in capital	3,593,027	3,593,027
Amount due from stockholder/director	(41,639)	(75,998)
Accumulated deficit	(1,844,530)	(1,638,177)

Total stockholders' equity	1,735,188	1,907,182

	$40,281,721	$33,462,963

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net sales:
Related parties	$3,731,920	$7,595,771	$5,496,412	$10,864,394
Other	41,518,721	24,155,114	92,662,735	52,937,099
Less discounts to customers	(4,948)	(19,401)	(4,948)	(34,641)

	45,245,693	31,731,484	98,154,199	63,766,852

Cost of sales	43,850,748	31,221,150	96,239,084	62,369,288

Gross profit	1,394,945	510,334	1,915,115	1,397,564

Operating expenses:
Selling	19,159	16,212	36,935	33,679
General and administrative	750,417	618,108	1,525,214	1,218,550

Income from operations	625,369	(123,986)	352,966	145,335

Other income (expenses):
Interest expense	(276,477)	(242,930)	(500,304)	(474,497)
Unrelaized profits	(14,190)	154,704	(218,073)	154,704
Miscellaneous	60,725	77,867	159,058	122,961

Income (loss) before income taxes	395,427	(134,345)	(206,353)	(51,497)

Income taxes	-	40,053	-	57,051

Net income (loss)	$395,427	$(174,398)	$(206,353)	$(108,548)

Earnings per share - basic and diluted	$0.01	$(0.01)	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	28,329,936	27,829,936	28,329,936	27,829,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Six months ended
	June 30,	June 30,
	2008	2007

Cash flows provided by (used for) operating activities:
Net loss	$(206,353)	$(108,548)

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	133,176	93,524
Change in inventory reserve	-	(89,744)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	(3,434,725)	226,345
Accounts receivable - related parties	(570,164)	657,960
Inventories	(3,027,915)	(2,835,997)
Other current assets	32,302	(150,093)
Deposits	(4,824)	(4,364)

Increase (decrease) in liabilities
Accounts payable	2,030,329	3,845,766
Accrued expenses	74,397	(58,040)
Income tax payable	-	20,753
Other current liabilities	(128,299)	(195,728)
Total adjustments	(4,895,723)	1,510,382

Net cash (used for) provided by
operating activities	(5,102,076)	1,401,834

Cash flows used for investing activities:
Repayments from (to) stockholders	34,359	(989,829)
Increase of restricted cash	(141,025)	(1,376,923)
Investment in Securities	218,073	-
Investment in Securities (Restricted)	(500,000)	(769,231)
Purchases of property, equipment and improvements	(191,859)	(3,100,340)

Net cash used for investing activities	(580,452)	(6,236,323)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows provided by financing activities:
Proceeds on lines of credit and notes payable	5,087,947	3,454,950
Principal loan (repayments) on long-term debt	(73,621)	774,341
Loan received from related parties	-	-

Net cash provided by financing activities	5,014,326	4,229,291

Net decrease in cash and cash equivalents	(668,202)	(605,198)

Cash and cash equivalents, beginning of the period	1,597,674	1,447,486

Cash and cash equivalents, end of the period	$929,472	$842,288

Supplemental disclosure of cash flow information:

Interest paid	$500,304	$474,497

Income tax paid	$-	$29,640

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) and Alpha Perform Technology Limited (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2008 and December 31, 2007, and the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and the cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

3.      Related Party Transactions

Transactions with Mr. Yang

As of June 30, 2008 and December 31, 2007, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $41,639 and $75,998, respectively.

For the three months ended June 30, 2008 and 2007, the Company recorded and paid $200,000 and $132,051, respectively, to Mr. Yang as compensation. For the six months ended June 30, 2008 and 2007, the Company recorded and paid $380,026 and $251,282, respectively, to Mr. Yang as compensation.

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company paid rent of $0, $7,906, $0 and $17,521, respectively, for Mr. Yang’s personal residency as additional compensation.

Transactions with Classic Electronics Ltd.

As of June 30, 2008 and December 31, 2007, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $1,717,859 and $1,717,859, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic.

Mr. Wong, a director of ACL, owns 99.9% of the equity of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company received management fees of $3,846, $3,846 and $7,692, $7,692 respectively, from Solution Semiconductor (China) Ltd. (“Solution”). There were no outstanding accounts receivable due from Solution as of June 30, 2008 and December 31, 2007. The management fee was charged as the back office support to Solution.

On April 1, 2007, the Company entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. The Company incurred and paid an aggregate rent expense of $3,270, $2,577 and $6,540, $5,154 to Solution during the three months ended March 31, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively..

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Wong, a director of the Company, owns 99% of the equity of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company received service fees of $3,846, $3,846 $7,692 and $7,692, respectively, from Systematic Information Ltd. (“Systematic Information”). There were no outstanding accounts receivable due from Systematic as of June 30, 2008 and December 31, 2007. The service fees were charged as the back office support to Systematic Information.

On April 1, 2005, the Company entered into a lease agreement with Systematic pursuant to which the Company leased one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this facility and personal residence from Systematic. The Company paid rent expenses of $0, $8,013, $0 and $19,230 to Systematic for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of the equity interests of Systematic Information.

Transactions with Global Mega Development Ltd.

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company received management fees of $0, $1,923 $0 and $3,846, respectively, from Global Mega Development Ltd. (“Global”). There were no outstanding accounts receivable due from Global as of June 30, 2008 and December 31, 2007. The management fee was charged as the back office support to Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Global.

Transactions with Systematic Semiconductor Ltd.

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company received management fees of $0, $3,846, $0 and $7,692, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of June 30, 2008 and December 31, 2007. The management fees were charged as the back office support to Systematic Semiconductor.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic Semiconductor.

Transactions with Aristo Technologies Ltd.

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company sold $3,731,920, $7,595,770, $5,496,412 and $10,864,394 respectively, of memory products to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $7,312,157 and $6,237,905 as of June 30, 2008 and December 31, 2007, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007 the Company purchased $523,757, $477,400, $1,436,206 and $1,039,116, respectively, of memory products from

Aristo. Outstanding accounts payable totaled $542,011 and $0 as of June 30, 2008 and December 31, 2007 respectively.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Aristo.

4.      Bank Facilities

With respect to all of the above referenced debt and credit arrangements, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited, Hang Seng Bank Limited and ICBC (Asia) Limited for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $641,026 (HK$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank (Hong Kong) Ltd;

2.	a fixed cash deposit of $1,323,570 (HK$10,323,842) plus an unlimited personal guarantee by Mr. Yang, as collateral for loans from The Bank of East Asia, Limited;

3.

a cash deposit/securities not less than $1,282,051 (HK$10,000,000), a security interest on a workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

4.

a fixed cash deposit not less than $956,410 (US$700,000 plus HK$2,000,000), a security interest on a workshop located in Hong Kong owned by Solution, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from Citic Ka Wah Bank Limited;

5.	marketable securities of $769,231 (HK$6,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Hang Seng Bank Limited;

6.	a fixed cash deposit not less than $641,026 (HK$5,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from ICBC (Asia) Limited.

5.      Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distribution Agreement”). Samsung HK supplied approximately 52% and 72% of materials to the Company for the six months ended June 30, 2008 and 2007, respectively. The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2008. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement, however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, the Company purchased $26,518,758, $23,777,908, $52,417,810 and $47,585,487, respectively, of components from Samsung HK. At June 30, 2008 and December 31, 2007, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $9,604,704 and $9,562,198, respectively.

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

8.       Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No.163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company does not anticipate that SFAS No. 163 will have any material impact upon its preparation of its financial statements.

In May 2008, the FASB issued FSP SOP 94-3-1 and AAG HCO-1, “Omnibus Changes to Consolidation and Equity Method Guidance for Not-for-Profit Organizations”. This FSP makes several changes to the guidance on consolidation and the equity method of accounting in AICPA Statement of Position 94-3, “Reporting of Related Entities by Not-for-Profit Organizations”, and the AICPA Audit and Accounting Guide, “Health Care Organizations”. The guidance in this FSP shall be applied to fiscal years beginning after June 15, 2008, and to interim periods therein. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance in this FSP applies to the calculation of EPS under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

10.      Reclassification

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

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

           ANY REFERENCE TO “ACL”, THE “COMPANY” OR THE “REGISTRANT”, “WE”, “OUR” OR “US” MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

Overview

          Corporate Background

          The Company, through its wholly-owned subsidiary Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), is engaged primarily in the business of distribution of memory products under “Samsung” brandname which principally comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

          As of June 30, 2008, ACL had more than 120 active customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in the Company’s financial statements are recurring in nature.

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

Contractual Obligations

The following table presents the Company’s contractual obligations as of June 30, 2008 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	106,758	71,307	35,451	---	---
Line of credit and notes payable –
short-term	20,698,435	20,698,435	---	---	---
Short Term Loan	114,895	114,895	---	---	---
Long Term Loan	2,695,820	208,917	368,855	253,679	1,864,369
Total Contractual Obligations	$23,615,908	$21,093,554	$404,306	$253,679	$1,864,369

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

          Sales for the quarter ended June 30, 2008 (“2008 2nd Quarter”) increased 43% compared to the quarter ended June 30, 2007 from $31,731,484 to $45,245,693, principally as a result of a general increase in demand for memory products plus a reduction in the production capacity of other producers of memory products serving the South China market during the 2008 2nd Quarter. In addition, the Company and Samsung conducted a joint promotional campaign in the 2008 2nd Quarter which generated additional customers for the Company. Prices for DRAM products increased in 2008 2nd Quarter due to increased demand from major OEM DRAM customers. Prices for NAND flash market products remained stable, however demand for such products increased principally as a result of the launch by Apple of its third generation (3G) mobile phone.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company’s gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company’s procurement operations are supported by Samsung HK pursuant to a distributorship agreement between the Company and Samsung HK. However, the distributorship is for a one-year period and even though it has been renewed more than 10 times, there is no assurance that it will be renewed again in the future.

          The gross profit margin for the Company during 2008 2nd Quarter was 3.1%, compared to 1.6% for the corresponding quarter in 2007. The Company’s gross profit for 2008 2nd Quarter was $1,394,945, as compared to $510,334 for the quarter ended June 30, 2007, representing a 173% increase, principally as a result of an increase in net sales as well as certain price increases for specific products.

          The Company expects net sales to for the remaining 6 months of 2008 to increase as a result of orders from new customers obtained during the Company’s recent promotional campaign as well as anticipated strong demand for two major memory components - DRAM and NAND flash products - used in consumer electronic products e.g., digital recording devices, digital cameras, set top box and memory cards. The demand for these products is expected to increase as a result of the Olympic Games and the “back to school” season.

          The Company’s income before tax for the 2008 2nd Quarter was $395,427, compared to a loss of $134,345 for the corresponding period in 2007. This was due to the increase in demand for memory products and corresponding increase in Company net sales. For the 6 month period ended June 30, 2008, the Company recorded a loss of $206,353, principally as a result of a decrease in value of an unrealized investment by the Company. In March 2007, the Company invested $769,231 into a Gem Stone Fund with Hang Seng Bank. In December 31, 2007, the value of this investment had increased by $404,780 and the Company reflected such increase in profit on its income statement. As of June 30, 2008, the Gem Stone Fund reported a profit sum of $186,707, reduced from $404,780, as a result of a decline in value of the Company’s investment in the Gem Stone Fund. Therefore the unrealized profit $218,073 was revised. The Company sold its holdings in the Gem Stone Fund on July 7, 2008 realizing a profit of $176,998.

Operating expenses

          The Company’s operating expenses for the six months ended June 30, 2008 and 2007 were comprised of sales and marketing and general and administrative expenses only.

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

Results of Operations

          The following table sets forth unaudited statements of operations data for the three months ended June 30, 2008 and 2007 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and the related notes appearing elsewhere in this document.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)
Net Sales	100%	100%	100%	100%
Cost of sales	96.92%	98.39%	98.05%	97.81%

Gross Profit	3.08%	1.61%	1.95%	2.19%

Operating expenses:
Selling	0.04%	0.05%	0.04%	0.05%
General and administrative	1.66%	1.95%	1.55%	1.91%
Total operating expenses	1.70%	2.00%	1.59%	1.96%

Income (loss) from operations	1.38%	-0.39%	0.36%	0.23%

Other expenses:
Interest expenses	-0.61%	-0.77%	-0.51%	-0.74%
Miscellaneous	0.10%	0.73%	-0.06%	0.43%

Income (loss) before income taxes	0.87%	-0.43%	-0.21%	-0.08%

Income taxes expenses (benefits)	0.00%	0.13%	0.00%	0.09%

Net income (loss)	0.87%	-0.56%	-0.21%	-0.17%

Unaudited Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

          Net sales

          Sales increased by $13,514,209 or 42.6% from $31,731,484 in the three months ended June 30, 2007 to $45,245,693 in the three months ended June 30, 2008. The increase was mainly due to many memory makers’ having reduced their production capacities during the 2008 2nd Quarter, resulting in a higher turnover when compared to the three months ended June 30, 2007.

          Cost of sales

          Cost of sales increased by $12,629,598, or 40.5%, from $31,221,150 for the three months ended June 30, 2007 to $43,850,748 for the three months ended June 30, 2008. The increase in cost of sales was principally attributable to the increase in net sales stated above.

          Gross profit

          Gross profit increased by $884,611 or 173.3%, from $510,334 for the three months ended June 30, 2007 to $1,394,945 for the three months ended June 30, 2008. The increase in gross profits resulted primarily from the increase in gross profit margin to 3.1% of sales in the three months ended June 30, 2008 compared to 1.6% of sales in the three months ended June 30, 2007, as a result of successful promotion campaign with Samsung together with price increases for certain memory products prices that occurred during the 2008 2nd Quarter.

          Operating expenses

          Sales and marketing expenses increased by $2,947 or 18.2%, from $16,212 for the three months ended June 30, 2007 to $19,159 for the three months ended June 30, 2008. This increase was principally attributable to the increased sales commission expenses incurred for the second quarter of 2008.

          General and administrative expenses increased $132,309 or 21.4% from $618,108 in the three months ended June 30, 2007 to $750,417 in the three months ended June 30, 2008. This increase was principally attributable to an increase in remuneration paid to the Company’s executive officers.

          Income from operations for the Company was $395,427 for the three months ended June 30, 2008 compared to loss of $134,345 for the three months ended June 30, 2007, representing an increase in income by $529,772. This increase was the result of the increase in gross profit during the second quarter of 2007.

          Other income (expenses)

          Interest expense increased by $33,547 or 13.8%, from $242,930 in the three months ended June 30, 2007, to $276,477 in the three months ended June 30, 2008. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers. We expect our interest expense will increase significantly in 2008 because of an increase in bank lines of credit and loan facilities.

          Unrealized profits decreased by $168,894 from profits $154,704 in the three months ended June 30, 2007, to loss $14,190 in the three months ended June 30, 2008. This decrease was mainly attributable to the decrease in the market value of certain securities pledged by the Company in favor of Hang Seng Bank Limited.

          The Company’s net income increased by $569,825 from a net loss $174,398 for the three months ended June 30, 2007 to net income of $395,427 for the three months ended June 30, 2008, primarily due to the increase in gross profit during the second quarter of 2008.

          Income tax

          Income tax decreased by $40,053 or 100% from $40,053 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008, primarily due to the net loss incurred by the Company for the six months ended June 30, 2008.

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

          In the six months ended June 30, 2008, net cash used for operating activities was $5,102,076 while in the six months ended June 30, 2007, ACL net cash provided by operating activities was $1,401,834, an increase of $6,503,910. This increase was primarily due to an increase of inventories and accounts receivable as of June 30, 2008.

          In the six months ended June 30, 2008, net cash used for investing activities was $580,452 while in the six months ended June 30, 2007, ACL used $6,236,323 for investing activities, a decrease in cash used of $5,655,871. This decrease was primarily due to the purchase of a real estate property by the Company in 2007 but no such activity incur during the half year ended June 30, 2008.

          In the six months ended June 30, 2008, net cash provided by financing activities was $5,014,326 while in the six months ended June 30, 2007, net cash provided by financing activities was $4,229,291 an increase of $785,035. This increase was due to an increase in the Company’s borrowings under bank lines of credit and long-term loans.

           An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 5.25 to 5.75% per annum) prevailing in Hong Kong. For the six months ended June 30, 2008 and the six months ended June 30, 2007, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

          (b) There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas.

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
Act of 2002.

(b) Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended June 30, 2008.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: August 14, 2008	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer