Form 10-Q
period 2008-09-30
ACL SEMICONDUCTOR INC
filed 2008-11-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 For the transition period from ____ to ____.
___________________________________________________________________________

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

Registrant had 28,329,936 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2008.

Transitional small business disclosure format (check one) Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1-2

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 (unaudited)	4-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4T.	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19-20

SIGNATURES		21

EXHIBITS		22-25

- i -

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$2,778,909	$1,597,674
Restricted cash	4,344,083	4,203,057
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2008 and 2007	12,562,040	7,594,784
Accounts receivable, related parties	8,017,229	7,955,764
Inventories, net	9,114,951	3,483,994
Restricted marketable securities	500,000	769,231
Marketable securities	0	404,780
Income tax refundable	24,836	49,375
Other current assets	20,878	83,061

Total current assets	37,362,926	26,141,720

Property, equipment and improvements, net of
accumulated depreciation and amortization	7,073,058	6,933,998

Other deposits	392,069	387,245

	$44,828,053	$33,462,963

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current liabilities:
Accounts payable	$18,842,152	$12,592,685
Accrued expenses	438,363	186,738
Lines of credit and notes payable	19,511,168	15,610,488
Current portion of long-term debt	230,194	180,228
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	961,630	268,573

Total current liabilities	40,095,892	28,951,097

Long-term debts, less current portion	2,449,263	2,589,213
Deferred tax	15,471	15,471
	42,560,626	31,555,781

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,329,936 issued and outstanding at	28,330	28,330
September 30, 2008 and December 31, 2007
Additional paid in capital	3,593,027	3,593,027
Amount due from stockholder/director	(41,639)	(75,998)
Accumulated deficit	(1,312,291)	(1,638,177)

Total stockholders' equity	2,267,427	1,907,182

	$44,828,053	$33,462,963

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net sales:
Related parties	$1,381,083	$3,647,273	$6,877,496	$14,511,667
Other	49,941,168	40,292,702	142,603,903	93,229,801
Less discounts to customers	(3,309)	(45,408)	(8,257)	(80,050)

	51,318,942	43,894,567	149,473,142	107,661,418

Cost of sales	49,627,985	42,252,002	145,867,069	104,621,291

Gross profit	1,690,957	1,642,565	3,606,073	3,040,127

Operating expenses:
Selling	20,963	17,304	57,899	50,983
General and administrative	927,387	1,084,175	2,452,602	2,302,724

Income from operations	742,607	541,086	1,095,572	686,420

Other income (expenses):
Interest expense	(330,203)	(268,209)	(830,507)	(742,705)
Unrelaized profits	-	321,882	-	476,586
Loss on disposal of marketable
securities	(9,708)	-	(227,781)	-
Miscellaneous	146,954	88,272	306,013	211,233

Income (loss) before income taxes	549,650	683,031	343,297	631,534

Income taxes	17,411	145,004	17,411	202,055

Net income (loss)	$532,239	$538,027	$325,886	$429,479

Earnings per share - basic and diluted	$0.02	$0.02	$0.01	$0.02

Weighted average number of shares - basic and diluted	28,329,936	27,829,936	28,329,936	27,829,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2008	2007

Cash flows provided by (used for) operating activities:
Net profits	$325,886	$429,479

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	135,353	138,106
Change in inventory reserve	76,923	217,949
Gain on revaluation of investment property	(80,054)	-
Loss on disposal of marketable securities	227,781	-

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	(4,967,255)	(2,398,527)
Accounts receivable - related parties	(61,465)	1,322,659
Inventories	(5,707,880)	(3,714,065)
Other current assets	62,183	(542,254)
Deposits	(4,824)	(9,813)

Increase (decrease) in liabilities
Accounts payable	6,249,467	9,288,872
Accrued expenses	251,625	270,554
Income tax payable	24,539	165,757
Other current liabilities	693,058	(210,495)
Total adjustments	(3,100,549)	4,528,743

Net cash (used for) provided by
operating activities	(2,774,663)	4,958,222

Cash flows provided by (used for) investing activities:
Repayments from (to) stockholders	34,359	(989,829)
Increase of restricted cash	(141,027)	(1,997,987)
Investment in Securities (Restricted)	(500,000)	(769,231)
Cash Proceeds from sales of marketable securities	946,229	-
Purchases of property, equipment and improvements	(194,359)	(3,158,221)

Net cash provided by (used for) investing activities	145,202	(6,915,268)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows provided by financing activities:
Proceeds on lines of credit and
notes payable	3,900,680	1,695,801
Principal loan (repayments) on long-term debt	(89,984)	759,648

Net cash provided by financing activities	3,810,696	2,455,449

Net decrease in cash and cash equivalents	1,181,235	498,403

Cash and cash equivalents, beginning of the period	1,597,674	1,447,485

Cash and cash equivalents, end of the period	$2,778,909	$1,945,888

Supplemental disclosure of cash flow information:

Interest paid	$830,507	$742,705

Income tax paid	$-	$29,640

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc., a Delaware corporation, and its subsidiaries, Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) and Alpha Perform Technology Limited (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of September 30, 2008 and December 31, 2007, and the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and the cash flows for the nine month periods ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

3.    Related Party Transactions

Transactions with Mr. Yang

As of September 30, 2008 and December 31, 2007, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $41,639 and $75,998, respectively.

For the three months ended September 30, 2008 and 2007, the Company recorded and paid $305,000 and $511,538, respectively, to Mr. Yang as compensation. For the nine months ended September 30, 2008 and 2007, the Company recorded and paid $685,026 and $762,821, respectively, to Mr. Yang as compensation.

During the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, the Company paid rent of $0, $0, $0 and $7,906, respectively, for Mr. Yang’s personal residency as additional compensation.

Transactions with Classic Electronics Ltd.

As of September 30, 2008 and December 31, 2007, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $1,717,859 and $1,717,859, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic.

Mr. Wong, a director of ACL, owns 99.9% of the equity of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

On April 1, 2007, the Company entered into a lease agreement with Solution Semiconductor (China) Ltd. (“Solution”) pursuant to which the Company leases one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. The Company incurred and paid an aggregate rent expense of $3,270, $3,270 and $9,810, $9,115 to Solution during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Wong, a director of the Company, owns 99% of the equity of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

During the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and

2007, the Company received service fees of $3,846, $3,846, $11,538 and $11,538, respectively, from Systematic Information Ltd. (“Systematic Information”). There were no outstanding accounts receivable due from Systematic Information as of September 30, 2008 and December 31, 2007. The service fees were charged as the back office support to Systematic Information.

On April 1, 2005, the Company entered into a lease agreement with Systematic Information pursuant to which the Company leased one residential property for Mr. Yang's personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this facility and personal residence from Systematic Information. The Company paid rent expenses of $0, $0, $0 and $17,521 to Systematic Information for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively.

On September 1, 2008, the Company entered into a lease agreement with Systematic Information pursuant to which the Company leases on industrial property for office use for a monthly lease payment of $641. The lease agreement for this property expires on August 31, 2010. The Company incurred and paid aggregate rent expenses of $1,923, $1,923, $5,769 and $5,769 to Systematic Information for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of the equity interests of Systematic Information.

Transactions with Global Mega Development Ltd.

During the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, the Company received management fees of $0, $1,923, $0 and $5,796, respectively, from Global Mega Development Ltd. (“Global”). There were no outstanding accounts receivable due from Global as of September 30, 2008 and December 31, 2007. The management fee was charged as the back office support to Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Global.

Transactions with Systematic Semiconductor Ltd.

During the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, the Company received management fees of $0, $3,846, $0 and $11,538, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of September 30, 2008 and December 31, 2007. The management fees were charged as the back office support to Systematic Semiconductor.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic Semiconductor.

Transactions with Aristo Technologies Ltd.

During the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, the Company sold $1,381,083, $3,647,273, $6,877,496 and $14,511,667 respectively, of memory products to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable due from Aristo totaled $6,806,909 and $6,237,905 as of September 30, 2008 and December 31, 2007, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007 the Company purchased $3,113,690, $1,834,786, $4,549,896 and $2,873,902, respectively, of memory products from Aristo. Outstanding accounts payable due to Aristo totaled $507,000 and $0 as of September 30, 2008 and December 31, 2007, respectively.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Aristo.

4.    Bank Facilities

With respect to all of the above referenced debt and credit arrangements, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited, and ICBC (Asia) Limited for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

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

5.    Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distribution Agreement”). Samsung HK supplied approximately 49% and 65% of materials to the Company for the nine months ended September 30, 2008 and 2007, respectively. The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2008. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement, however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, the Company purchased $21,779,620, $28,382,836, $74,197,431 and $75,827,922, respectively, of components from Samsung HK. At September 30, 2008 and December 31, 2007, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $9,968,681 and $9,562,198, respectively.

6.    Segment Reporting

The Company's sales are generated from Hong Kong and the rest of China, and substantially all of its assets are located in Hong Kong.

7.    Stock Option Plan

On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company business. The Plan permits the Company to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) with the meaning of Section 422 of the of the Internal Revenue Code (the “Code”), and other options with do not qualify as Incentive Stock Options (the “Non-Qualified Options”) and stock awards.

Unless earlier terminated by the Board of Directors, the Plan (but not outstanding options) terminates on March 31, 2016, after which no further awards may be granted under the Plan. The Plan is administered by the full Board of Directors or, at the Board of Directors’ discretion, by a committee of the Board of Directors consisting of at least two persons who are “disinterested persons” defined under Rule 16b-2(c)(ii) under the Securities Exchange Act of 1934, as amended (the “Committee”).

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

Optionees will have no voting, dividend or other rights as stockholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares. The purchase price upon the exercise of options may be paid in cash, by certified bank or cashier’s check, by tendering stock held by the Optionee, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of Common Stock available under the Plan and the number of shares and per share exercise price under outstanding options will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or similar corporate event.

The Board of Directors may at any time terminate the Plan or from time to time make such modifications or amendments to the Plan as it may deem advisable and the Board of Directors or Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board of Directors, without the approval of stockholders, amend the Plan if required by any federal, state, local or foreign laws or regulations or any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where options or stock purchase rights are granted under the Plan.

Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

8.    Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

In August 2008, the FASB issued FSP FSA 117-1, “Endowments of Not-for Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act and Enhanced Disclosures for All Endowment Funds”. This FSP provides guidance on the net asset classification of donor-restricted endowment funds for a not-for-profit organization that is subject to an enacted version of the Uniform Prudent Management of Institutional Funds Act of 2006. This FSP will be effective for fiscal years ending after December 15, 2008. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

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

     As of September 30, 2008, ACL had more than 150 active customers in Hong Kong and Southern China.

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

     Inventory Valuation. ACL’s policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. ACL determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates ACL uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If ACL’s demand forecast is greater than its actual demand, it may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of September 30, 2008 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	102,750	67,987	34,763	---	---
Line of credit and notes payable –
short-term	17,567,168	17,567,168	---	---	---
Short Term Loan	45,958	45,958	---	---	---
Long Term Loan	2,679,571	219,732	376,135	251,533	1,832,171
Total Contractual Obligations	$20,395,447	$17,900,845	$410,898	$251,533	$1,832,171

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

     Sales for the quarter ended September 30, 2008 (“2008 3rd Quarter”) increased 16.91% compared to the quarter ended September 30, 2007. One of the major reasons of the Company’s sales increases is due to the reduction in production capacities by the other memory makers reported in the first half of the year. This action has increased the market share of Samsung’s products. With the increasing demand of Samsung’s products and our expanding customer database in PRC, we have further developed our relationship with the customers, which increased our sales quantity significantly.

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

     The Company’s gross profit for 2008 3rd Quarter was $ 1,690,957, as compared to $1,642,565 for the quarter ended September 30, 2007, representing a 2.95% increase. The gross profit margin for the Company during 2008 3rd Quarter was 3.29%, compared to a 3.74% for the corresponding quarter in 2007. The decrease in gross profit margin was mainly due to the unit prices drop in memory components market. However, with the significant increase on demand of consumer electronics products (i.e. digital recording devices, digital cameras, set top box, etc.) as well as flash storage devices (i.e. memory cards) during the Olympics Games in August 2008. These products have brought up the demand of memory components, especially NAND flash.

     The Company forecasts the unit price of memory components will stop decreasing and remain stable. This is due to the over supply situation which is slowly resolving as Samsung’s competitors reduce their manufacturing capacities. Due to the financial turmoil, the Company believes the business will slow down in the fourth quarter of 2008. The profitability will decrease due to the tight credit control from the bank. Since the global economic market is so volatile due to the financial turmoil, it is hard to predict the 2009 market.

Operating expenses

     The Company’s operating expenses for the nine months ended September 30, 2008 and 2007 were comprised of sales and marketing and general and administrative expenses only.

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

Results of Operations

     The following table sets forth unaudited statements of operations data for the three months ended September 30, 2008 and 2007 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and the related notes appearing elsewhere in this document.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(Unaudited)
Net Sales	100%	100%	100%	100%
Cost of sales	96.71%	96.26%	97.59%	97.18%

Gross Profit	3.29%	3.74%	2.41%	2.82%

Operating expenses:
Selling	0.04%	0.04%	0.04%	0.05%
General and administrative	1.81%	2.47%	1.64%	2.14%
Total operating expenses	1.85%	2.51%	1.68%	2.19%

Income (loss) from operations	1.44%	1.23%	0.73%	0.63%

Other expenses:
Interest expenses	-0.64%	-0.61%	-0.56%	-0.69%
Miscellaneous	0.27%	0.93%	0.06%	0.63%

Income (loss) before income taxes	1.07%	1.55%	0.23%	0.57%

Income taxes expenses (benefits)	0.03%	0.33%	0.01%	0.19%

Net income (loss)	1.04%	1.22%	0.22%	0.38%

Unaudited Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net sales

     Sales increased by $7,424,375 or 16.9% from $43,894,567 in the three months ended September 30, 2007 to $51,318,942 in the three months ended September 30, 2008. The increase was mainly due to reduction in production capacities of memory in the market and the Company expanding its customer database in China.

Cost of sales

     Cost of sales increased by $7,375,983 or 17.5%, from $42,252,002 for the three months ended September 30, 2007 to $49,627,985 for the three months ended September 30, 2008. The increase in cost of sales was principally attributable to the increase in net sales stated above.

Gross profit

     Gross profit increased by $48,392 or 2.9%, from $1,642,565 for the three months ended September 30, 2007 to $1,690,957 for the three months ended September 30, 2008. The gross profits increased while the gross profit margin decreased by 0.45% from 3.74% to 3.29% when compared to the corresponding quarter in 2007. The decrease was mainly due to the unit prices drop in memory components market.

Operating expenses

     Sales and marketing expenses increased by $3,659 or 21.1%, from $17,304 for the three months ended September 30, 2007 to $20,963 for the three months ended September 30, 2008. This increase was principally attributable to the increased sales commission expenses incurred for the third quarter of 2008.

     General and administrative expenses decreased $156,788 or 14.5% from $1,084,175 in the three months ended September 30, 2007 to $927,387 in the three months ended September 30, 2008. This increase was principally attributable to a decrease in remuneration paid to the Company’s executive officers.

     Income from operations for the Company was $742,607 for the three months ended September 30, 2008 compared to $541,086 for the three months ended September 30, 2007, representing an increase in income by $201,521. This increase was the result of the decrease in general and administrative expenses during the third quarter of 2008.

Other income (expenses)

     Interest expense increased by $61,994 or 23.1%, from $268,209 in the three months ended September 30, 2007, to $330,203 in the three months ended September 30, 2008. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers and place some customer receivable to the bank for factoring. We expect our interest expense will increase significantly in 2008 because of an increase in bank lines of credit and loan facilities.

     The Company recorded a loss on disposal of marketable securities of $9,708 in the three months ended September 30, 2008.

     Unrealized profits decreased by $321,882 from profits $321,882 in the three months ended September 30, 2007, to $0 in the three months ended September 30, 2008. This decrease was mainly attributable to some of the marketable securities that had been sold during the third quarter 2008 and the profits were reclassified to the gain on disposal of marketable securities.

     The Company's net income decreased by $133,381 from $683,031 for the three months ended September 30, 2007 to $549,650 for the three months ended September 30, 2008, primarily due to the decrease in unrealized profit during the third quarter of 2008.

Income tax

     Income tax decreased by $127,593 or 88% from $145,004 for the three months ended September 30, 2007 to $17,411 for the three months ended September 30, 2008, primarily due to the last year overprovision $97,974 which was adjusted in the third quarter 2008.

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

     Although we believe our expectations of future growth are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update our expectations after the date of this report to conform them to actual results or to reflect changes in expectations.

     In the nine months ended September 30, 2008, net cash used for operating activities was $2,774,663 while in the nine months ended September 30, 2007, ACL net cash provided by operating activities was $4,958,222, an increase of $7,732,885. This increase was primarily due to an increase of inventories and accounts receivable as of September 30, 2008.

     In the nine months ended September 30, 2008, net cash provided by investing activities was $145,202 while in the nine months ended September 30, 2007, ACL used $6,915,268 for investing activities, a decrease in cash used of $7,060,470. This decrease was primarily due to the purchase of a real estate property by the Company in 2007 but no such activity incurred during the nine months ended September 30, 2008.

     In the nine months ended September 30, 2008, net cash provided by financing activities was $3,810,696 while in the nine months ended September 30, 2007, net cash provided by financing activities was $2,455,449 an increase of $1,355,247. This increase was due to an increase in the Company’s borrowings under bank lines of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 5.25 to 5.75% per annum) prevailing in Hong Kong. For the nine months ended September 30, 2008 and the nine months ended September 30, 2007, Atlantic did not generate any material interest income (expense). Accordingly, ACL believes that changes in interest rates will not have a material effect on its liquidity, financial condition or results of operations.

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

     (b) There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas.

PART II

ITEM 5. OTHER INFORMATION

Included as exhibits to the Quarterly Report on Form 10Q for the period ended September 30, 2008 (the “Quarterly Report”) are material agreements of ACL which are referred to in this Quarterly Report and also have been referred to in previous public filings of ACL.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)	Exhibits:

Exhibit 10.1	Distributorship Agreement, dated as of March 1, 2008, by and between Samsung Electronics Hong Kong Co. Ltd. And Atlantic Components Limited

Exhibit 10.2	Agreement, dated December 7, 2008, between Standard Chartered Bank and the Registrant

Exhibit 10.3	Agreement, dated September 21, 2007, between Standard Chartered Bank and the Registrant

Exhibit 10.4	Agreement, dated December 28, 2007, between Standard Chartered Bank and the Registrant

Exhibit 10.5	Agreement, dated April 17, 2008, between Standard Chartered Bank and the Registrant

Exhibit 10.6	Agreement, dated April 17, 2008, between Industrial and Commercial Bank of China (Asia) Limited and the Registrant

Exhibit 10.7	Agreement, dated May 30, 2005 between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.8	Agreement, dated June 27, 2006, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.9	Amendment, dated August 5, 2006, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.10	Amendment, dated October 26, 2006, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.11	Agreement, dated December 27, 2006, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.12	Amendment, dated May 14, 2007, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.13	Amendment, dated September 11, 2007, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.14	Amendment, dated October 18, 2007, between DBS Bank (Hong Kong) Limited and the Registrant

Exhibit 10.15	Agreement, dated November 1, 2006, between, CITIC Ka Wah Bank Limited and the Registrant

Exhibit 10.16	Amendment, dated March 14, 2007, between CITIC Ka Wah Bank Limited and the Registrant

Exhibit 10.17	Agreement, dated May 9, 2007, between CITIC Ka Wah Bank Limited and the Registrant

Exhibit 10.18	Agreement, dated December 3, 2007, between CITIC Ka Wah Bank Limited and the Registrant

Exhibit 10.19	Amendment, dated August 15, 2008, between CITIC Ka Wah Bank Limited and the Registrant
19

Exhibit 10.20	Agreement, dated December 8, 2006 between The Bank of East Asia Limited and the Registrant

Exhibit 10.21	Amendment, dated June 15, 2007, between The Bank of East Asia Limited and the Registrant

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: November 14, 2008	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer