Form 10-K
period 2008-12-31
ACL SEMICONDUCTOR INC
filed 2009-04-14
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED – December 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO______

Commission File Number: 000-50140

ACL SEMICONDUCTORS INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1642709

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

B24-B27,1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong

(Address of principal executive offices)

(852) 2799-1996

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-the- Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐           No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 13, 2009 was approximately $5,665,987 based upon the closing price of $0.20 of the registrant’s common stock on the OTC Bulletin Board, as of the last business day of the most recently completed first fiscal quarter (March 31, 2009). (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

Registrant had 28,329,936 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2009.

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

          On September 8, 2003, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic (“Mr. Yang”), which set forth the terms and conditions of the exchange by Mr. Yang of his common shares of Atlantic, representing all of the issued and outstanding capital stock of Atlantic, in exchange for the issuance by the Company to Mr. Yang and certain financial advisors of an aggregate twenty five million (25,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company (the “Transaction”). Pursuant to the Exchange Agreement, the Company and Atlantic agreed, inter alia, to elect Mr. Yang and Mr. Ben Wong to the board of directors (“Board of Directors”) of the Company upon the closing of the Transaction (the “Closing”), effective as of that date (the “Closing Date”), at which time, all of the Company’s existing directors resigned.

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

          Business

          The Company is one of the authorized distributors in the Hong Kong and southern region of the People’s Republic of China (“Southern China”) markets of memory products of Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), a wholly-owned subsidiary of Samsung Electronics Co., Ltd., the world’s largest producer of memory chips and a global producer of memory products, pursuant to a distributorship agreement with Samsung (the “Distribution Agreement”) since 1993. Atlantic was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Samsung appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in Southern China.

          Since 1993, Atlantic has diversified its product portfolio to include all of Samsung’s memory products marketed under the “Samsung” brand name which comprise Dynamic Random Access Memory (“DRAM”), Double Data Rate RAM (“DDR”), Graphic Random Access Memory (“Graphic RAM”), NAND FLASH, NOR FLASH, and Multi-Chip Packing (“MCP”). Atlantic believes it is one of the largest and most successful distributors of Samsung memory products in Hong Kong and Southern China.

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

          Approximately 80% of the Company’s revenues are derived from sales of Samsung memory products. As of December 31, 2008, pricing for the Samsung memory products ranged from approximately $0.17 to $750 per product depending on the product specifications.

          The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2008. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement.

          Products

          Synchronous Dynamic Random Access Memory (“SDRAMs”), or mobile SDRAM, are the most widely used semiconductor memory component in computer peripheral (HDD), DSC (digital still camera), Modems, ADSL Applications, DVD player, STB (set-top box), Digital TV, High Definition TV, PMP (Portable Multimedia Player).

          DDRs (DDR1, DDR2 and DDR3) are random access memory components that transfer data on both 0-1 and 1-0 clock transitions, theoretically yielding twice the data transfer rate of normal RAM or SDRAM. Currently, the market has been dominated by DDR2 and DDR3, which are also starting to penetrate into the mainstream markets in PCs and graphic cards. The DDR1 is nearly fading out in the market.

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, Digital Still Cameras, Digital Voice Recorders, USB Disks, Flash Cards, etc. In addition, Solid State Disk hard disks (SSD) will be the next arena that NAND FLASH is expected by the Company to penetrate in the marketplace. The SSD hard disk could gradually dominate the traditional hard disk for notebook markets. Samsung is a major supplier in the world of FLASH products. In 2008, Samsung NAND Flash revenue was approximately US$4,614 million, representing 40.4% of Flash’s (NAND + NOR) market share.

          Graphic RAM is a special purpose DDR (GDDR1, GDDR2, GDDR3, GDDR4) as graphic products require high-speed 3-dimensional calculation performance and large memory size as data storage buffer for DVD and computer game display. The current GDDR4 currently is the fastest graphic memory in volume production.

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

          Customers

          As of December 31, 2008, the Company had over 150 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Aristo Technologies Ltd. (“Aristo”), a related party, accounted for 4%, 11% and 11% of the Company’s net sales for the year ended December 31, 2008, 2007 and 2006. Other than the Company’s most significant customer who accounted for 43% of the Company’s net sales for the years ended December 31, 2008, no other customer accounted for more than 25% of the Company’s net sales for 2008, 2007 and 2006, respectively. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

          Sales and Marketing

          As of December 31, 2008, the Company employed a total of 12 salespeople, each of whom has several years experience in the memory products industry. Seven of these salespeople are stationed in the Company’s headquarters in Hong Kong, and five of them work out of the Company’s representative office in Shenzhen, China as customer liaisons. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

          Market Research

          The Company invests significant resources in market research for its own account to provide prompt and accurate market intelligence and feedback on a daily, weekly and monthly basis to Samsung in order to assist Samsung’s production planning and products allocation functions and thus maintains a close business relationship with Samsung.

          Suppliers

          As of December 31, 2008, a majority of the distributed products are Samsung memory products. Since 1993, our procurement operations have been supported by Samsung to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written long-term distribution agreement in place with Samsung. Samsung is allocated quantities of its memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong and in the PRC. The distributors that are supported by Samsung provide Samsung with their own annual estimates of product demand. In case of unexpected strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung’s global allocation policy to Samsung. In the event of a supply shortage, the market prices of such memory products will rise and any loss of income attributable to our inability to fulfill all of our orders would be offset by the increase in income as a result of any increase in the market prices of such memory products.

          Atlantic relies on Samsung to supply it with memory products for distribution to its clients. Atlantic’s relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company.

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

          Regulation

          As of December 31, 2008, the Company’s business operations were not subject to the regulations of any jurisdiction other than the People’s Republic of China. Although the Company is not formally authorized to do business in the People’s Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company’s pursuit of business growth and opportunities in China.

          Employees

          As of December 31, 2008, the Company had 43 employees. Of the 43 employees, 15 employees are in sales and marketing, 13 employees are in administration, 8 employees are in engineering, 7 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

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

          We rely ultimately on Samsung to provide us with memory products for distribution to our clients though with the consent of Samsung, we can purchase the required memory products from other Samsung distributors and use the same method of calculating commission. Our relationship with Samsung is primarily maintained through our Chairman Mr. Yang Chung Lun, who has verbally agreed to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace or retain Samsung on favorable terms.

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

          In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. Samsung currently offers customers a variety of memory products including DDR, Graphic RAM and FLASH..

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

          If Samsung’s global allocation process results in Samsung not having sufficient supplies of memory products to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. However, such shortages are infrequent. On the other hand, no assurance can be given that such shortages will not occur in the future.

          If Samsung’s manufacturing process is disrupted, our results of operations, cash flows and financial condition could be adversely affected.

          Samsung manufactures products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production. From time to time, we have experienced minor disruptions in product deliveries from Samsung and we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in loss of revenues or affect our customer relationships.

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

          There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to March 31, 2009, the closing price of our Common Stock fluctuated from a per share high of $2.95 to a low of $0.06 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

          We are authorized to issue 50,000,000 shares of Common Stock. As of December 31, 2008, there were 28,329,936 shares of our Common Stock issued and outstanding.

          Currently, outstanding shares of Common Stock are eligible for resale. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of the Common Stock in the public market by these holders or perceptions that such sales may take place may lower the Common Stock’s market price.

If penny stock regulations impose restrictions on the marketability of our Common Stock, the ability of our stockholders to sell shares of our stock could be impaired.

          The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require that prior to any transaction involving a penny stock, a risk of disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. Our Common Stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our Common Stock will be considered a penny stock. As such the market liquidity for the Common Stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers;

•	“Boiler room” practices involving high-pressure sales tactics;

•	Manipulation of prices through prearranged matching of purchases and sales;

•	The release of misleading information;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

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

          Our principal offices occupy approximately 4,989 square feet and are located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, which was acquired from Classic, a related party, on July 21, 2006 (see Item 13 – Certain Relationships and Related Transactions). Mr. Ben Wong, one of our directors, is also a director of Classic.

          We lease a warehouse unit of approximately 1,846 square feet that is located at B14-15, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years, from May 23, 2007 to May 22, 2009, from Lin Chin Hsiung with monthly lease payments of HK$16,800 (approximately US$2,154).

          We lease a warehouse unit of approximately 873 square feet that is located at B9, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years from Systematic Information Limited expiring on August 31, 2010, with monthly rental payments of HK$5,000 (approximately US$641). Mr. Ben Wong, one of our directors, is also a director of Systematic Information Limited.

          We lease a warehouse unit of approximately 968 square feet that is located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease was for two years with Solution Semiconductor (China) Ltd. and expired on March 31, 2009, with monthly rentals of HK$8,500 (approximately US$1,090). The lease continues on a month-to-month basis and the Company expects to renew it. Mr. Ben Wong, one of our directors, is also a 99% shareholder of Solution Semiconductor (China) Ltd.

          We leased a warehouse unit of approximately 3,000 square feet located at 6/F, Kevin Wong Development Building, 11 Tai Yip Street, Kwun Tong, Kowloon, Hong Kong. The lease was for two years with Kevin Wong Holding Limited and expired on January 24, 2009, with monthly rental payments of HK$12,800 (approximately US$1,641)

          We lease an office unit of approximately 2,682.9 square feet that is located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is from August 24, 2007 to August 23, 2010 with monthly lease payments of RMB20,122 (approximately US$2,719).

          We own a investment property of approximately 3,000 square feet located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong, which is leased to Macdermid Hong Kong Limited from August 1, 2007 to August 31, 2009 with monthly lease income of HK$58,000 (approximately US$7,436).

          We own a property of approximately 3,000 square feet that is used for Mr. Yang’s personal residence and is located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarters ended	High	Low

Quarter ended March 31, 2009
Quarter ended March 31, 2009	$0.28	$0.14

Fiscal Year ended December 31, 2008:
Quarter ended December 31, 2008	$0.40	$0.15
Quarter ended September 30, 2008	$0.40	$0.21
Quarter ended June 30, 2008	$0.27	$0.12
Quarter ended March 31, 2008	$0.15	$0.09

Fiscal Year ended December 31, 2007
Quarter ended December 31, 2007	$0.10	$0.07
Quarter ended September 30, 2007	$0.14	$0.07
Quarter ended June 30, 2007	$0.15	$0.10
Quarter ended March 31, 2007	$0.11	$0.10

          Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

          As of April 6, 2009, the last reported sale price of our Common Stock, as reported by the OTC Bulletin Board, was $0.20 per share.

          As of April 6, 2009, there were approximately 209 holders of record of our Common Stock.

Dividend Policy

          Since our recapitalization with Atlantic, effective September 30, 2003, we have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2008.

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

          Recipients of options under the Plan (“Optionees”) are selected by the Board of Directors or the Committee. The Board of Directors or Committee determines the terms of each option grant, including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share purchase price of options granted under the Plan for Incentive Stock Options and Non-Qualified Options is the fair market value (as defined in the Plan) on the date the option is granted.

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

	2008	2007	2006	2005	2004

Net Sales	$206,082,770	$160,404,924	$105,642,123	$110,207,743	$133,243,690

Net income (loss)	$(922,039)	$436,092	$450,404	$259,515	$(454,006)

Earnings (loss) per common share	$(0.03)	$0.01	$0.02	$0.01	$(0.02)

Total Assets	$34,587,072	$33,462,963	$21,121,354	$8,832,457	$10,265,983

Long-term Debt	$2,404,766	$2,589,213	$1,900,997	$-	$65,522

Weighted average number of shares outstanding – basic and diluted	28,329,936	28,329,936	28,145,004	27,829,936	27,829,936

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

          Corporate Background

          We are engaged primarily in the business of distribution of memory products under the “Samsung” brandname which comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets.

          As of December 31, 2008, we had over 150 active customers in Hong Kong and Southern China.

          Pricing for the Samsung memory products range from approximately $0.17 to $750 depending on the product specifications. We also sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

          For the years ended December 31, 2008, 2007 and 2006, the largest 5 customers accounted for 64%, 61% and 41% of our net sales, respectively. As of December 31, 2008, we had net current liabilities of $31,152,455 and an accumulated deficit of $2,560,216. We generated net sales of $206,082,770 for the year ended December 31, 2008 and recorded a net loss of $922,039. In addition, during the year ended December 31, 2008, net cash provided by operating activities amounted to $174,125.

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

Net sales

          Net sales are recognized upon the transfer of legal title of the electronic components to customers. As of December 31, 2008 we had over 150 active customers.

          Net sales for fiscal year 2008 were $206,082,770, which increased by 28% or $45,677,846 compared to fiscal year 2007. The major sales increase came from the first half of 2008 due to expansion in China market share and the reduction in production capacities by Samsung’s rival, Hynix, and other memory makers, which led to larger demand for Samsung’s products. The net sales for the quarter ended December 31, 2008 (“2008 4th Quarter”) was $56,609,629, representing an increase of 7% compared to $52,743,506 for the quarter ended December 31, 2007 (“2007 4th Quarter”). The sales increase is clearly smaller due to the impacts on market demand, financial support and cash flow due to recent economic conditions. More memory makers such as Qimonda, Elpida and Micron reported strong cutbacks in production capacities to clear up excess supply. With large amounts of supplies pouring into the market, the prices of memory components have dropped significantly. Through the Company’s expanded network, sales volume has increased significantly to maintain high sales turnover during recent economic conditions.

          The Company’s gross profit for fiscal year 2008 was $4,201,977, representing a 9% increase compared to $3,871,289 for fiscal year 2007. The growth was due to the successful promotional campaign with Samsung in the second quarter and the high demand for consumer electronics from the Olympic Games in the third quarter. The gross profit for 2008 4th Quarter was $595,905, as compared to $831,161 for 2007 4th Quarter, representing a 28% decrease. The gross profit margin for the Company for 2008 4th Quarter was 1.05%, compared to 1.58% for the corresponding quarter in 2007. The decrease in gross profit margin was mainly due to low unit prices caused by oversupply of products. Even though manufacturers reduced their production capacities, recent economic conditions still have a strong impact on market demand. This has led to inventory consumption problems and caused manufacturers to dump excess inventories at very low prices. Due to slow price adjustments from Samsung, the Company had to bear the difference between the contract prices and market prices, which caused the gross profit margin to decrease. Furthermore, it has also affected the Company’s commission income.

          The Company reported earnings from operations of $154,988. However, the Company’s earnings before income tax for fiscal year 2008 were a loss of $955,910. This loss is mainly due to losses in book value of non-cash items, such as a decrease in the value of the Company’s real property assets of $883,117 and adjustments due to unrealized gains on securities of $227,781. The adjustment of unrealized gains on securities is due to sales of investment securities at a lower value on June 20, 2008 compared to December 31, 2007. The unrealized loss on revaluation of the Company’s real property assets was due to the property market downturn caused by recent economic conditions. The real properties which the Company owns are exclusively properties in Hong Kong. The Company believes that losses in values of its real property assets may be recovered in 2009.

          The Company predicts that the demand for memory components will start to increase as supplies decrease due to the reduction in production capacities and as excess inventory levels decrease. The Company forecasts that the unit price of memory components will increase in the first quarter of 2009. Moreover, the Company believes that Samsung will further strengthen its cost competitiveness by increasing its 56nm DRAM market share, and its 35nm and 42nm NAND flash market share. This would greatly increase the Company’s gross profit margin. Furthermore, the Company believes that the current situation may present opportunities for Samsung to further increase its market share while the other memory makers are reducing their production capacities or restructuring. The Company believes its sales turnover and gross profit margin will increase by a sufficient amount in 2009.

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between us and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.9% for the year ended December 31, 2008 and approximately 97.6% for the year ended December 31, 2007.

Operating Expenses

          Our operating expenses for the years ended December 31, 2008 and 2007 were comprised of sales and marketing, general and administrative expenses.

          Selling and marketing expenses consisted primarily of costs associated with transportation and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2009. Sales and marketing costs are expected to fluctuate due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, relate primarily to our short-term and long-term bank borrowings.

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2008, 2007, and 2006 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	(US$)
	2008	2007	2006

Net sales	206,082,770	160,404,924	105,642,123
Cost of sales	201,820,793	156,553,635	101,544,098
Gross profit	4,201,977	3,871,289	4,098,025

Operating expenses:
Sales and marketing	76,072	69,260	791,367
General and administrative	3,216,132	2,942,542	2,272,057
Total operating expenses	3,292,204	3,116,802	3,063,424

Income from operations	909,773	859,487	1,034,601
Interest expense	1,073,795	1,009,006	688,693
Loss on revaluation of properties	883,117	-	-
Net (loss) income	(922,039)	436,092	450,404

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

          Net Sales

          Sales increased by $45,677,846 or 28.5% from $160,404,924 for the year ended December 31, 2007 to $206,082,770 for the year ended December 31, 2008. The increase was mainly due to expansion in South China market share and the reduction in production capacities by Samsung, resulting in a higher turnover when compared to the year ended December 31, 2007.

          Cost of Sales

          Cost of sales increased $45,347,158 or 29%, from $156,533,635 for the year ended December 31, 2007 to $201,880,793 for the year ended December 31, 2008. The cost of sales increased in proportion to the increase of net sales and reduction of commission by Samsung.

          Gross Profit

          Gross profit increased by $330,688 or 8.5% from $3,871,289 for the year ended December 31, 2007 to $4,201,977 for the year ended December 31, 2008. The slight increase in gross profit amount is mainly due to the increase in net sales. The gross profit percentage decreased to 2% of revenue for the year ended December 31, 2008 compared to 2.4% of revenue for the year ended December 31, 2007, as a result of recent economic conditions that have had a strong impact on market demand and low unit prices caused by oversupply. We expect the gross profit for the year ended December 31, 2009 to remain at approximately the same level as in the year ended December 31, 2008.

           Operating Expenses

          Sales and marketing expenses increased by $6,812, or 9.8%, from $69,260 for the year ended December 31, 2007 to $76,072 for the year ended December 31, 2008. The increase was in proportion to the increase in net sales for the year 2008. We expect the sales and marketing expenses for the year ended December 31, 2009 to remain at approximately the same level as the year ended December 31, 2008.

          General and administrative expenses increased $273,590 or 9.3% from $2,942,542 for the year ended December 31, 2007 to $3,216,132 for the year ended December 31, 2008. This increase was primarily attributable to an increase in Shenzhen office expenses during the year 2008. We will continue to keep general and administrative expenses for the year ended December 31, 2009 at approximately the same level as the year ended December 31, 2008.

          Income from operations was $909,773 for the year ended December 31, 2008 compared to $859,487 for the year ended December 31, 2007, an increase of $50,286. This increase was mainly due to increase in gross profit.

          Other income (expenses)

          Interest expense increased $64,789, or 6.4%, from interest expense of $1,009,006 in the year ended December 31, 2007, to $1,073,795 in the year ended December 31, 2008. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credit to obtain goods from its suppliers. We expect to keep interest expenses for the year ended December 31, 2009 at approximately the same level as in the year ended December 31, 2008.

          Unrealized gains on pledged marketable securities decreased by $404,780 from $404,780 in the year ended December 31, 2007, to $0 in the year ended December 31, 2008. This decrease was mainly due to all pledged marketable securities being sold during the year ended December 31, 2008. The profits were reclassified to the loss on disposal of marketable securities.

          Loss on dispositions of marketable securities increased by $227,781, from $0 in the year ended December 31, 2007 to $227,781 in the year ended December 31, 2008. This increase was due to sales of marketable securities at profits of $176,999 during the year end December 31, 2008, adjusted to reflect losses of $227,781 after deductions of $404,780 of unrealized gains as recognized revenue in the year ended December 31, 2007.

          Unrealized losses on values of the Company’s real property assets increased by $883,117 from $0 in the year ended December 31, 2007, to $883,117 in the year ended December 31, 2008. This increase was due to the valuations of the Company’s real properties by a professional surveyor, based on the fair value at the year ended December 31, 2008 versus their book values; accordingly, the Company determined to write down their values by $883,117.

          Income Tax expense (income)

          Income tax expense decreased by $221,704 from $187,833 for the year ended December 31, 2007 compared to income tax credits of $33,871 for the year ended December 31, 2008. This decrease was mainly due to reverse overprovisions made in the last year.

          Our net income decreased by $1,358,131 from $436,092 for the year ended December 31, 2007 compared to a net loss of $922,039 for the year ended December 31, 2008. This decrease was mainly due to the decrease in profit margin and other income and the increase in the provision for impairment loss on valuation of the Company’s real property assets.

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

          Cost of Sales

          Cost of sales increased by $54,989,537 or 54.1%, from $101,544,098 for the year ended December 31, 2006 to $156,533,635 for the year ended December 31, 2007. The cost of sales increased in proportion to the increase of net sales and reduction of commissions by Samsung from 2.4% to 1.8%.

          Gross Profit

          Gross profit decreased by $226,736 or 5.5% from $4,098,025 for the year ended December 31, 2006 to $3,871,289 for the year ended December 31, 2007. The gross profit percentage decreased to 2.4% of revenue for the year ended December 31, 2007 compared to 3.9% of revenue for the year ended December 31, 2006, as a result of reduction of commissions by Samsung from 2.4% to 1.8% and special marketing efforts of Samsung products to several first tier manufacturers in China which occurred during the year.

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

          Income from operations was $859,487 for the year ended December 31, 2007 compared to $1,034,601 for the year ended December 31, 2006, a decrease of income of $175,114. This decrease was mainly due to a decrease in Samsung commissions and an increase in operating expenses.

          Other income (expenses)

          Interest expense increased $320,313, or 46.5% from interest expense of $688,693 in the year ended December 31, 2006, to $1,009,006 in the year ended December 31, 2007. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers.

          Unrealized gains on pledged marketable securities increased by $404,780 from $0 in the year ended December 31, 2006, to $404,780 in the year ended December 31, 2007. This increase was mainly attributable to the increase in market value as of December 31, 2007 over the amount paid to purchase certain securities pledged by the Company in favor of Hang Seng Bank Limited (see Note 3 in the Financial Statements).

          Our net income decreased by $14,312 from $450,404 for the year ended December 31, 2006 compared to $436,092 for the year ended December 31, 2007. This decrease was mainly due to the decrease in profit margin.

Liquidity and capital resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          The short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung must be made a day in advance of the release of goods from Samsung’s warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, take approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty (30) days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations are insufficient to fund our growth requirements, we will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected if such additional capital could not be so obtained. In the event of an equity financing, the holders of our Common Stock may experience substantial dilution. In addition, if our results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

          In the year ended December 31, 2008, net cash provided by operating activities amounted to $174,125 while in the year ended December 31, 2007, it amounted to $1,125,907, a decrease of $951,782. This decrease was primarily due to decrease of inventory value at the end of 2008.

          In the year ended December 31, 2007, net cash provided by operating activities amounted to $1,125,907 while in the year ended December 31, 2006, net cash used for operating activities amounted to $6,287,126, an increase of $7,413,033. This increase was primarily due to increase of accounts payable and accounts receivable at the end of 2007.

          In the year ended December 31, 2006, net cash used in operating activities amounted to $6,287,126 while in the year ended December 31, 2005, net cash provided by operating activities amounted to $2,992,320, an increase of $9,279,446. This increase was primarily due to increase of inventory value and receivables due from related and unrelated parties at the end of 2006.

          In the year ended December 31, 2008, net cash used for investing activities amounted to $616,615 while in the year ended December 31, 2007, it amounted to $6,412,547, a decrease of $5,795,932. This decrease was primarily due to sales of investments in marketable securities and no real property acquisition activity during the year 2008.

          In the year ended December 31, 2007, net cash used for investing activities amounted to $6,412,547 while in the year ended December 31, 2006, net cash provided by investing activities amounted to $4,756,596, for an increase in cash used of $1,655,951. The increase was primarily due to the increase of purchases of fixed assets, restricted cash deposited and restricted marketable securities with the bank as part of the terms of bank borrowings during the year 2007.

          In the year ended December 31, 2006, net cash used for investing activities amounted to $4,756,596 while in the year ended December 31, 2005, net cash provided by investing activities amounted to $85,744, an increase in cash used of $4,842,340. The increase was primarily due to the increase of purchases of fixed assets and restricted cash deposited with the bank as part of the terms of bank borrowings during the year 2006.

          In the year ended December 31, 2008, net cash provided by financing activities amounted to $629,171 while in the year ended December 31, 2007, it amounted to $5,436,828, a decrease of $4,807,657. This decrease was primarily due to slow down in the increase of bank borrowings on the lines of credit and loan facilities.

          In the year ended December 31, 2007, net cash provided by financing activities amounted to $5,436,828 while in the year ended December 31, 2006, net cash used for financing activities was $9,953,409, a decrease of $4,516,581. The decrease was primarily due to increase of advances on long-term debt and borrowings on lines of credit and loan facilities.

          In the year ended December 31, 2006, net cash provided by financing activities amounted to $9,953,409, while in the year ended December 31, 2005, net cash used for financing activities was $1,052,813, an increase of $11,006,222. The increase was primarily due to increase of advance on long-term debt and borrowings on the lines of credit and loan facilities.

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

Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk in changes in interest rates as our bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 5.25% to 5.5% per annum) prevailing in Hong Kong. For the three years ended December 31, 2008, 2007 and 2006 we did not generate any material interest incomes. Accordingly, we believe that changes in interest rates may have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

          We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our customers.

Seasonality

          We have not experienced any material seasonality in sales fluctuations over the past 2 years in the memory products markets.

New Accounting Pronouncements

          In February 2008, the FASB issued FSP FIN 48-2, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FASB Staff Position (FSP) defers the effective date of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for certain nonpublic enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, “Accounting for Income Taxes”, including nonpublic not-for-profit organizations. This FSP shall be effective upon issuance. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

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

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance in this FSP applies to the calculation of EPS under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements. In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfer of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP will be applied to the first reporting period (interim or annual) ending after December 15, 2008. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

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

          In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP shall be applied to fiscal years ending after December 15, 2009. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

          In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for certain nonpublic enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, “Accounting for Income Taxes”, including nonpublic not-for-profit organizations. This FSP will be effective upon issuance. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

          Contractual Obligations

The following table presents our contractual obligations as of December 31, 2008 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	78,433	53,333	25,100	---	---
Line of credit and notes payable – short-term	16,447,742	16,447,742	---	---	---
Short term loans	10,016	10,016	---	---	---
Long term loans	2,613,994	209,114	359,232	257,789	1,787,859

Total Contractual Obligations	$19,150,185	$16,720,205	$384,332	$257,789	$1,787,859

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

          Revenue Recognition. We derive revenues from resale of computer memory products. Revenue for resale of computer memory products is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as amended (SAB 104). Computer memory resale revenue is recognized when products have been shipped and collection is probable. An allowance for returns is recorded based on the management’s estimate of sales returns.

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

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

Other Observations

          In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, our independent auditors also made several other observations relating to our disclosure controls and procedures or internal controls. First, our independent auditors observed that the Company did not have adequate segregation of duties due to its size of the Company, and that management had the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, our independent auditors observed that we did not have a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow. Our management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given limitations in financial and manpower resources. Finally, our independent auditors observed that none of the members of the board of directors demonstrated an in-depth understanding of generally accepted accounting principles. We acknowledge that while we believe our board of director members are proficient in reading and understanding financial statements, they may not have an in-depth understanding of generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION.

On May 10, 2006, the Company issued 500,000 shares of Common Stock to Emerging Growth Partners, Inc. as payment for consulting and advisory services rendered for the year ending 2005. The shares issued as a grant in accordance with the company’s Incentive Stock Option Plan as filed with the SEC in April 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2008, and their biographical information are set forth below:

NAME	AGE	POSITION

Chung-Lun Yang	47	Chairman of the Board of Directors and Chief Executive Officer
Ben Wong	45	Director
Kenneth Lap-Yin Chan	46	Chief Financial Officer

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

          Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. All of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of our directors and executive officers.

          There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

BOARD MEETINGS

          During the fiscal year ended December 31, 2008, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2008 attended fewer than 75% of the meetings of the Board of Directors during that year.

COMMITTEES OF THE BOARD

          Our Board of Directors does not have a separate Compensation Committee, Audit Committee or Nominating Committee. All of the members of our Board of Directors are acting as our audit committee. None of the members of our Board of Directors is deemed an audit committee financial expert. We are in the process of recruiting an appropriate candidate to be our audit committee financial expert. Our Board of Directors plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

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

          Typically, we do not forward to our directors communications from our stockholders or other communications which are of a personal nature or not related to the duties and responsibilities of the Board, including:

•	Junk mail and mass mailings

•	New product suggestions

•	Resumes and other forms of job inquiries

•	Opinion surveys and polls

•	Business solicitations or advertisements

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2008 all Reporting Persons complied with all applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

SUMMARY

          Our approach to executive compensation is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

          Our plan to obtain and retain highly skilled employees is to provide significant market competitive salaries and also incentive awards. Our approach is to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. We use compensation and performance data from comparable companies in the electronics distribution industry to establish market competitive compensation and performance standards for our employees. Furthermore, we believe that equity awards serve to align the interests of our executives with those of our stockholders. As such, we intend for equity to become a key component of our compensation program.

NAMED EXECUTIVE OFFICERS

          The named executive officers for the fiscal year ended December 31, 2008 are Chung-Lun Yang, our Chief Executive Officer, and Kenneth Lap-Yin Chan, our Chief Financial Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

TAX IMPLICATIONS OF EXECUTIVE COMPENSATION

          Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2008 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2008.

HEDGING POLICY

          We do not permit the Named Executive Officers, to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

OPTION EXERCISES AND STOCK VESTED

          No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2008.

PENSION BENEFITS

          Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement.

NONQUALIFIED DEFERRED COMPENSATION

          We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

          We have not entered into any employment agreements with any of our Named Executive Officers.

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last three fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and	(1)		(2)	(3)	(4)
Principal Position		($)	($)	($)	($)	($)	($)	($)	($)

Chung-Lun	2008	$735,026	--	--	--	--	--	--
Yang,	2007	$812,821	--	--	--	--	--	$17,521
Chief	2006	$200,000	--	--	--	--	--	$68,280
Executive
Officer and
Chairman of
the Board

Ben Wong,	2008	$64,615	--	--	--	--	--	$64,615
Director	2007	$72,435	--	--	--	--	--	$72,435
	2006	$39,102	--	--	--	--	--	$39,102

Kenneth Lap	2008	$64,615	--	--	--	--	--	$64,615
Yin Chan,	2007	$72,435	--	--	--	--	--	$72,435
Chief Financial	2006	$82,564	--	--	--	--	--	$82,564
Officer

(1)

Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $0 for the year ended December 31, 2008, $17,521 for the year ended December 31, 2007 and in the amount of $68,280 for the for the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

          The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of December 31, 2008.

	OPTION AWARDS				STOCK AWARDS

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS	OPTION EXERCISE PRICE	OPTION EXPIRATION	NUMBER OF SHARES OR UNITS OF STOCK HELD THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK HELD THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
NAME	EXERCISABLE	UNEXERCISABLE	(#)	($)	DATE	(#)	($)	(#)	($)

Chan Kenneth			500,000	0.22	May 15, 2016

Compensation of Directors

          None of our directors who served during the year ended December 31, 2008 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2008: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had we had 28,329,936 shares of Common Stock outstanding.

          As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2008. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

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
as a Group

(1)

Applicable percentage of ownership is based on 28,329,936 shares of Common Stock outstanding as of December 31, 2008, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2008, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2008, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

(2)	Executive Officer

(3)	Director

          Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

CERTAIN RELATED PERSON TRANSACTIONS

TRANSACTIONS WITH MR. YANG

As of December 31, 2008 and 2007, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $39,633 and $75,998. These advances bear no interest and are payable on demand.

For the years ended December 31, 2008, 2007 and 2006, we recorded compensation to Mr. Yang of $735,026, $812,821, and $200,000, respectively, and paid $735,026, $812,821, and $200,000, respectively, to Mr. Yang as compensation to him.

During each of the years ended December 31, 2008, 2007 and 2006, we paid rent of $0, $17,521, and $68,280, respectively, for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

As of December 31, 2008 and 2007, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $1,717,320 and $1,717,859, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10 million of the outstanding accounts receivable from Classic.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these two leases totaled $6,684. We incurred and paid rent expense of $0, $0 and $44,418 to Classic for the years ended December 31, 2008, 2007, and 2006, respectively.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities that could be utilized by Atlantic was $1.154 million (HKD9 millions) and the facility lines were fully covered by collateral provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

On April 1, 2007, we entered into a lease agreement with Solution Semiconductor (China) Ltd. (“Solution”) pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077, $12,385 and $3,436 to Solution during the year ended December 31, 2008, 2007 and 2006.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2008, 2007 and 2006, we received service charges of $0, $11,538 and $6,410, respectively, from Systematic Information Ltd. (“Systematic Information”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Systematic Information. The service fee was charged for back office support for Systematic Information.

On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692, $7,692 and $2,564 to Systematic Information during the years ended December 31, 2008, 2007 and 2006.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $0, $17,521 and $38,462 to Systematic Information during the years ended December 31, 2008, 2007 and 2006.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2008, 2007 and 2006, we sold products for $9,076,034, $17,165,728 and $11,986,047 respectively, to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $6,695,409 and $6,237,905 as of December 31, 2008 and 2007, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2008, 2007 and 2006, we purchased inventories of $7,393,957, $3,633,424 and $1,584,985, respectively, from Aristo. As of December 31, 2008 and 2007, there were no outstanding accounts payable to or from Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2008, 2007 and 2006, we received management fees of $0, $5,769 and $7,692, respectively, from Global Mega Development Ltd. (“Global”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Global. The management fees were charged for back office support for Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2008, 2007 and 2006, we received management fees of $0, $0 and $7,692, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Intelligent. The management fee was charged as back office support for Intelligent.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2008, 2007, and 2006, we received a management fee of $15,384, $16,026 and $15,384, respectively, from Systematic Semiconductor Ltd. (“Systematic”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Systematic. The management fee was charged for back office support for Systematic.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2008, 2007 and 2006, we sold products for $0, $0 and $7,720,975, respectively, to First World Logistic Ltd. (“First”). As of December 31,2008 and 2007, there were no outstanding accounts receivable from First.

During the years ended December 31, 2008, 2007, and 2006, we purchased inventories for $0, $0, and $825,900, respectively, from First. As of December 31, 2008 and 2007, there were no outstanding accounts payable to First.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2008, 2007 and 2006, we received a management fee of $8,077, $0 and $0, respectively, from Aristo Components Ltd. (“Aristo Comp”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Comp. The remaining 10% of Aristo Comp is owned by a non-related party.

TRANSACTIONS CITY ROYAL LIMITED.

A residential property located in Hong Kong owned by City Royal Limited (“City”) was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City. The remaining 50% of City is owned by the wife of Mr. Yang.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following table presents fees, including reimbursements for expenses, for professional audit services rendered by JTC Fair Song CPA Firm for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by JTC Fair Song CPA Firm during those periods.

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$35,000	$35,000
Audit Related Fees (2)	$--	$--

Tax Fees (3)	$--	$--

All Other Fees (4)	$--	$--

Total	$--	$--

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by JTC Fair Song CPA Firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2008 or 2007.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2008 or 2007.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2008 or 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	Documents filed as part of this Report

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

10.20	2006 Incentive Equity Stock Plan, incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the Securities and Exchange Commission on April 27, 2006.

14	Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

16.1	Letter dated March 19, 2008 from Jeffrey Tsang & Co., incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

21	Subsidiaries of the Company
Atlantic Components Limited, a Hong Kong corporation
Alpha Perform Technologies Limited, a British Virgin Islands corporation

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

By:	/s/ Chung -Lun Yang

Chung-Lun Yang
Chief Executive Officer

Dated: April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive
/s/ Chung -Lun Yang	Officer and Chairman of the	April 13, 2009

Chung-Lun Yang	Board of Directors
(Principal Executive Officer)

Chief Financial Officer,
/s/ Kenneth Lap-Yin Chan	(Principal Financial and Accounting	April 13, 2009

Kenneth Lap-Yin Chan	Officer)

/s/ Ben Wong	Director	April 13, 2009

Ben Wong

Schedule II
ACL SEMICONDUCTORS INC. AND SUBSDIARIES
Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2008, 2007 and 2006

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance At the End of the Year

Allowance for Doubtful Accounts:
Year ended December 31, 2006	$-	$-	$-	$-
Year ended December 31, 2007	$-	$-	$-	$-
Year ended December 31, 2008	$-	$-	$-	$-

Inventory Obsolescence Reserve:
Year ended December 31, 2006	$141,026	$100,000	$-	$241,026
Year ended December 31, 2007	$241,026	$323,077	$-	$564,103
Year ended December 31, 2008	$564,103	$-	$190,000	$374,103

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2006	$914,746	$73,094	$-	$987,840
Year ended December 31, 2007	$987,840	$69,152	$-	$1,056,992
Year ended December 31, 2008	$1,056,992	$65,734	$-	$1,122,726

ACL Semiconductors Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2008 and December 31, 2007 and

the Years Ended December 31, 2008, 2007 and 2006

With Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows and financial statement schedule of the year ended December 31, 2008, as listed in the index appearing in this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Company for the years ended December 31, 2006, which are showed as comparative figures in the accompanying financial statements. The financial statements of the Company for the year ended December 31, 2006 were audited by the predecessor principal auditors, Jeffrey Tsang & Co. Certified Public Accountants, whose report was dated April 17, 2007. Their reports did not contain any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph regarding the substantial doubt on the Company’s numerous significant transactions with its related parties and its dependence on one single vendor to supply its inventories relating to the reports for the year presented. The consolidated financial statements for the year ended December 31, 2006 have been restated by prior year adjustments made during the year ended December 31, 2007. We reviewed the adjustments that were applied to restate the consolidated financial statements for the year ended December 31, 2006 during our audit in respect of the consolidated financial statements for the year ended December 31, 2007. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the consolidated financial statements for the year ended December 31, 2006 and accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2006. In connection with our audit nothing has come to our attention that in our judgment would indicate that there have been any events, transactions, or changes in accounting principles subsequent to December 31, 2006 that would have a material effect upon, or require mention with respect to, the financial statements referred to above covered by the predecessor principal auditors’ opinion dated April 17, 2007.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company has had numerous significant transactions with businesses and affiliates controlled by, and with persons who are related to, the officers and directors of the Company.

In addition, as discussed in Note 9 to the consolidated financial statements, the Company is dependent on one single vendor and its authorized agent to supply its inventories and this single vendor provided the majority of the Company’s inventory purchases during the year ended December 31, 2008.

/s/ JTC Fair Song CPA Firm

JTC Fair Song CPA Firm
CERTIFIED PUBLIC ACCOUNTANTS

Shenzhen, China
April 14, 2009

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$1,784,355	$1,597,674

Restricted cash	5,169,753	4,203,057

Accounts receivable, net of allowance for doubtful accounts of $0 for 2008 and 2007	10,230,464	7,594,784

Accounts receivable, related parties	8,412,729	7,955,764

Inventories, net	2,060,195	3,483,994
Restricted marketable securities	500,000	769,231
Marketable securities	-	404,780
Income tax refundable	-	49,375
Other current assets	30,051	83,061

Total current assets	28,187,547	26,141,720

Property, equipment and improvements, net of accumulated depreciation and amortization	6,007,456	6,933,998

Other deposits	392,069	387,245

Total Assets	$34,587,072	$33,462,963

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,669,779	$12,592,685
Accrued expenses	396,755	186,738

Lines of credit and loan facilities	16,447,742	15,610,488

Current portion of long-term debt	160,447	135,237
Current portion of capital lease	58,683	44,991

Income tax payable	5,588	-

Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	301,076	268,573

Total current liabilities	31,152,455	28,951,097

Long-term liabilities
Long-term debt, less current portion	2,361,711	2,539,242
Capital lease, less current portion	43,055	49,971

Total long-term liabilities	2,404,766	2,589,213

Deferred tax	8,343	15,471

Total liabilities	33,565,564	31,555,781

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,329,936 issued and outstanding	28,330	28,330

Additional paid-in capital	3,593,027	3,593,027

Amount due (from) to stockholder/director	(39,633)	(75,998)

Accumulated deficit	(2,560,216)	(1,638,177)

Total stockholders’ equity	1,021,508	1,907,182

	$34,587,072	$33,462,963

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2008	2007	2006

Net sales:
Related parties	$9,076,034	$17,165,728	$19,707,023
Other	197,020,614	143,321,689	85,976,817
Less discounts to customers	(13,878)	(82,493)	(41,717)

	206,082,770	160,404,924	105,642,123

Cost of sales	201,880,793	156,533,635	101,544,098

Gross profit	4,201,977	3,871,289	4,098,025

Operating expenses:
Selling	76,072	69,260	791,367
General and administrative	3,216,132	2,942,542	2,272,057

Income from operations	909,773	859,487	1,034,601

Other income (expenses):
Rental income	89,231	37,179	-
Interest expense	(1,073,795)	(1,009,006)	(688,693)
Provision for taxation written back	-	-	150,000
Loss on disposal of marketable securities	(227,781)	-	-
Unrealized gain on marketable securities	-	404,780	-
Unrealized loss on revaluation of properties	(883,117)	-	-
Miscellaneous	229,779	331,485	117,911

(Loss) income before income taxes	(955,910)	623,925	613,819

Income taxes (refund) paid	(33,871)	187,833	163,415

Net (loss) income	$(922,039)	$436,092	$450,404

(Loss) earnings per share - basic and diluted	$(0.03)	$0.02	$0.02

Weighted average number of shares - basic and diluted	28,329,936	28,329,936	28,153,224

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Due (from)/to stockholder/ Director
			Additional paid-in capital		Accumulated deficit	Total stockholders’ Equity (deficit)
	Common stock

	Shares	Amount

Balance at December 31, 2005	27,829,936	$27,830	$3,360,405	$(102,936)	$(2,524,673)	$760,626

Issuance of common stock for option issued to consultant	500,000	500	104,500	-	-	105,000
Issuance of common stock for option issued to employees	-	-	128,122	-	-	128,122

Net increase in due (from)/to	-	-	-	1,016,399	-	1,016,399

Net income	-	-	-	-	450,404	450,404

Balance at December 31, 2006	28,329,936	28,330	3,593,027	913,463	(2,074,269)	2,460,551

Net increase in due (from)/to	-	-	-	(989,461)	-	(989,461)

Net income	-	-	-	-	436,092	436,092

Balance at December 31, 2007	28,329,936	28,330	3,593,027	(75,998)	(1,638,177)	1,907,182

Net increase in due (from)/to	-	-	-	36,365	-	36,365

Net loss	-	-	-	-	(922,039)	(922,039)

Balance at December 31, 2008	28,329,936	$28,330	$3,593,027	$(39,633)	$(2,560,216)	$1,021,508

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,

	2008	2007	2006

Cash flows provided by (used for) operating activities:
Net (loss) income	$(922,039)	$436,092	$450,404

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	238,477	230,614	78,074
Change in inventory reserve	(190,000)	323,077	100,000
Gain on disposal of equipment	-	(218)	-
Loss (Gain) on disposal of marketable securities	227,782	(404,780)	-
Fair value of options issued to employees	-	-	128,122
Issuance of common stocks to consultant as professional fee under share option scheme	-	-	105,000
Loss on revaluation of properties	883,116	-	-
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(2,635,680)	(5,586,310)	(1,492,917)
Accounts receivable - related parties	(456,965)	(583,297)	(5,196,730)
Inventories	1,613,799	(553,816)	(2,265,503)
Refundable deposits	-	-	1,000,000
Income tax refundable	49,375	(49,375)	-
Other current assets	53,010	(42,124)	222,363
Other assets	(4,824)	(6,207)	6
Increase (decrease) in liabilities
Accounts payable	1,077,094	7,582,962	513,904
Accrued expenses	210,017	(127,486)	41,442
Payable related to debt settlement	-	-	(76,088)
Income tax payable	5,588	(74,839)	(142,614)
Other current liabilities	32,503	(25,044)	238,598
Deferred tax	(7,128)	6,658	8,813

Total adjustments	1,096,164	689,815	(6,737,530)

Net cash provided by (used for) operating activities	174,125	1,125,907	(6,287,126)

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,

	2008	2007	2006

Cash flows used for investing activities:
Advanced (to) from stockholders	36,365	(989,461)	1,016,399
Increase in restricted cash	(966,696)	(1,494,480)	(1,939,346)
Increase in restricted marketable securities	(500,000)	(769,231)	-
Cash Proceeds from sales of marketable securities and restricted marketable securities	946,229	-	-
Cash Proceeds from sales of equipment	-	385	-
Purchases of property, equipment and improvements	(132,513)	(3,159,760)	(3,833,649)

Net cash used for investing activities	(616,615)	(6,412,547)	(4,756,596)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	837,254	4,772,021	7,996,182
Net borrowing under long-term debt	(152,321)	710,098	1,964,381
Principal payments under capital lease obligation	(55,762)	(45,291)	(7,154)

Net cash provided by financing activities	629,171	5,436,828	9,953,409

Net increase (decrease) in cash and cash equivalents	186,681	150,188	(1,090,313)

Cash and cash equivalents, beginning of year	1,597,674	1,447,486	2,537,799

Cash and cash equivalents, end of year	$1,784,355	$1,597,674	$1,447,486

ACL SEMICONDUCTORS AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,

	2008	2007	2006

Supplemental disclosure of cash flow information:

Interest paid	$1,073,795	$1,009,006	$688,693

Income tax paid	$57,582	$305,389	$147,217

Income tax refund	$139,289	$-	$-

Supplement schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$62,538	$95,898	$51,509

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(1)	Organization and Summary of Significant Accounting Policies:

Organization and Basis of Presentation:

On September 8, 2003, ACL Semiconductors Inc. (formerly Print Data Corp.) (“ACL”) entered into a Share Exchange and Reorganization Agreement with Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company, and Mr. Chung-Lun Yang (“Mr. Yang”), the then sole beneficial stockholder of Atlantic. Under the terms of the agreement, ACL issued 22,380,000 of its shares to Mr. Chung-Lun Yang and 2,620,000 of its shares to certain financial advisors in exchange for 100% of the issued and outstanding shares of Atlantic’s capital stock. The Company recorded an expense of $2,753,620 related to the issuance of 2,620,000 shares of its common stock to these advisors, which was computed based on the quoted market price of $1.05 on September 30, 2003, the effective date of the merger and was classified as merger cost in the accompanying consolidated statements of operations for the year ended December 31, 2003.

The share exchange agreement closed and became effective on September 30, 2003. Upon the completion of this transaction, Atlantic became the wholly owned subsidiary of ACL, and Mr. Yang became the owner of approximately 80% of ACL’s issued and outstanding shares of common stock. In addition, ACL’s directors and officers resigned and were replaced by directors and officers of Atlantic. For accounting purposes, the acquisition was accounted for as a reverse-acquisition, whereby Atlantic was deemed to have acquired ACL. Because the acquisition was accounted for as a purchase of ACL, the historical financial statements of Atlantic became the historical financial statements of ACL after this transaction.

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

On October 1, 2003, Print Data Corp. entered into a Securities Purchase Agreement with the holders of Print Data Corp.’s Series A Preferred Stock. Under the terms of this agreement, Print Data Corp. sold its 1,000,000 shares of NewCo common stock in exchange for the cancellation of the issued and outstanding 500,400 shares of ACL’s Series A Preferred Stock (representing 100% of Print Data Corp.’s issued and outstanding preferred stock previously held by three preferred stockholders).

On December 16, 2003, Print Data Corp. filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Print Data Corp. to ACL Semiconductors Inc.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Business Activity:

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company’s principal activities are distribution of electronic components under the “Samsung” brandname which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company has ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

Currency Reporting:

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2008, 2007 and 2006 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at year-end exchange rates.

For the purpose of preparing these consolidated financial statements, the financial statements of Atlantic reported in HKD have been translated into United States dollars (“USD” or “US$”) at US$1.00=HKD7.8, a fixed exchange rate maintained between the two countries.

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

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the near future. The Company did not provide an allowance for doubtful accounts as of December 31, 2008 and 2007.

Inventories:

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $190,000 for 2008 and increased by $323,077 for 2007. Inventory obsolescence reserves totaled $374,103 and $564,103 as of December 31, 2008 and 2007, respectively.

Lease assets

Leases that substantially transfer all the benefits and risks of ownership of assets to the company are accounted for as capital leases. At the inception of a capital lease, the asset is recorded together with its long term obligation (excluding interest element) to reflect the purchase and the financing.

Leases which do not transfer substantially all the risks and rewards of ownership to the company are classified as operating leases. Payments made under operating leases are charged to income statement in equal instalments over the accounting periods covered by the lease term. Lease incentives received are recognized in income statement as an integral part of the aggregate net lease payments made. Contingent rentals are charged to income statement in the accounting period which they are incurred.

Property, Equipment and Improvements:

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic lives or the lease terms.

The estimated service lives of property, equipment and improvements are as follows:

Automobile	3 1/3 years
Office equipment	5 years
Leasehold improvements	5 years
Computers	5 years
Land and Building	amortized by estimated useful life

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. According to the year end valuation report, the Company determined that there was a loss due to revaluation of its real property assets of $883,116 and $0 as of December 31, 2008 and 2007.

Advertising:

The Company expenses advertising costs when incurred. Advertising expense totaled $5,618, $7,060 and $7,617 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(1)	Organization and Summary of Significant Accounting Policies, Continued:

Fair Value of Financial Instruments:

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2008, 2007, and 2006, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2006 and 2007 consolidated financial statements to conform to the 2008 presentation.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The guidance in this FSP applies to the calculation of EPS under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements. In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfer of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP will be applied to the first reporting period (interim or annual) ending after December 15, 2008. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

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

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

credit derivatives, and guarantees within the scope of Interpretation 45. This FSP shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

          In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP shall be applied to fiscal years ending after December 15, 2009. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

          In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, for certain nonpublic enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, “Accounting for Income Taxes”, including nonpublic not-for-profit organizations. This FSP will be effective upon issuance. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

(2)     Prior Year Adjustments:

          The financial statements for the year ended December 31, 2006 was restated to reflect the omission of the issuance of 500,000 common shares of the Company to a consultant as the consulting and advisory service fee on May 10, 2006 under the Company’s share option scheme. The following financial statement line items for the year ended December 31, 2006 were affected by the omission.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	As Originally Reported	As Adjusted	Effect of Omission

Consolidated Statement of Operations for the year ended December 31, 2006

General and administrative expenses	$2,167,057	$2,272,057	$105,000

Income from operations	1,139,601	1,034,601	(105,000)

Income before income taxes	718,819	613,819	(105,000)

Net profit	555,404	450,404	(105,000)

Earnings per share - basic and diluted	$0.02	$0.02	$-

Weighted average number of shares	27,829,936	28,153,224	324,068

Consolidated Balance Sheet as of December 31, 2006

Common Stock	$27,830	$28,330	$500

Additional paid in capital	3,488,527	3,593,027	104,500

Accumulated deficit	(1,969,269)	(2,074,269)	(105,000)

Total stockholders’ equity	2,460,551	2,460,551	-

Consolidated Statement of Cash Flows For the year ended December 31, 2006

Cash flows provided by/(used for) operating activities:

Net income	$555,404	$450,404	$(105,000)

Adjustments to reconcile net income to net cash provided by/(used for) operating activities:

Issuance of common stocks to a consultant as consulting and advisory service fee under share option scheme	-	105,000	105,000

Total Adjustments to reconcile net income to net cash provided by/(used for) operating activities	(6,842,530)	(6,737,530)	105,000

Net cash provided by/(used for) operating activities	(6,287,126)	(6,287,126)	-

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(2)     Prior Year Adjustments, Continued:

	As Originally Reported	As Adjusted	Effect of Omission

Consolidated Statement of Stockholder’s Equity for the year ended December 31, 2006

Common stock:

Balance at December 31, 2005 (27,829,936 shares)	$27,830	$27,830	$-
Issuance of common stock to a consultant as consulting and servicing fee (500,000 shares)	-	500	500

Balance at December 31, 2006 (28,329,936 shares)	$27,830	$28,330	$500

Additional paid-in capital:

Balance at December 31, 2005	$3,360,405	$3,360,405	$-
Issuance of common stock to a consultant as consulting and servicing fee	-	104,500	104,500

Issuance of common stock for option issued to employees	128,122	128,122	-

Balance at December 31, 2006	$3,488,527	$3,593,027	$104,500

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	As Originally Reported	As Adjusted	Effect of Omission

Notes to Consolidated Financial Statement For the year ended December 31, 2006

Income taxes for the year ended December 31, 2006:

Computed tax at federal statutory rate	$244,398	$244,398	$-

Tax rate differential on foreign earnings of Atlantic Components Ltd., a Hong Kong based company	(154,077)	(189,777)	(35,700)

Net operating loss carry forward	73,094	108,794	35,700

Other	-	-	-

	$163,415	$163,415	$-

The Components of the deferred tax assets and liabilities as at December 31, 2006 are as follows:

Net operating losses	$987,840	$1,023,540	$35,700

Total deferred tax assets	$987,840	$1,023,540	$35,700
Less: valuation allowance	(987,840)	(1,023,540)	(35,700)

	$-	$-	$-

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(3)     Property, Equipment and Improvements:

           A summary is as follows:

	2008	2007

Land and buildings	$5,672,672	$6,794,629
Office equipment	151,147	147,530
Leasehold improvements	187,627	143,553
Furniture and fixtures	13,273	13,273
Automobile	373,416	226,056

	6,398,135	7,325,041
Less: accumulated depreciation and amortization	390,679	391,043

	$6,007,456	$6,933,998

Depreciation and amortization expense for property, equipment, and improvements amounted to $238,477, $230,614, and $78,074, for the years ended December 31, 2008, 2007 and 2006, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(4)	Revolving Lines of Credit and Loan Facilities:

The Company has available to it a $5,128,205 revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $4,722,616 at December 31, 2008 and $5,635,176 at December 31, 2007. The line of credit bears interest at the bank’s standard bills rate less 1.25% for HKD borrowings and at the bank’s standard bills rate less 0.75% for other currency borrowings as of December 31, 2008. The weighted average interest rate approximated 4.4% for 2008 and 6.7% for 2007.

The Company has available to it a $5,769,231 factoring facility with recourse with DBS Bank without any outstanding balance at December 31, 2008. The factoring facility bears a discounting charge at the bank’s standard bills rate less 1.25% for advance in HKD or the bank’s standard bills rate less 0.75% for advance in other currency as of December 31, 2008. The weighted average interest rate approximated 4.4% for 2008 and 6.7% for 2007.

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2008 and the letter of guarantee will expire on October 31, 2009. The line of credit bears a commission of 1.5% per annum which will be refunded on pro-rata basis upon return and cancellation of the letter of guarantee.

The Company has available to it a $6,410,256 revolving line of credit with Standard Chartered Bank (Hong Kong) Limited with an outstanding balance of $5,742,934 at December 31, 2008 and $3,709,379 at December 31, 2007. The line of credit bears interest at a rate of the bank’s standard bills rate less 0.5% for HKD facilities and at a rate of the bank’s standard bills rate plus 1% for other foreign currency facilities as of December 31, 2008. The weighted average interest rate approximated 5.1% for 2008 and 7.4% for 2007.

The Company has available to it $5,128,205 factoring facility with SCB with an outstanding balance of $1,753,562 at December 31, 2008. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advances in HKD or the bank’s standard bills rates less 0.75% for advances in other currency as of December 31, 2008. The weighted average interest rate approximated 4.9% for 2008 and 7.2% for 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company has available to it a $2,307,692 revolving line of credit with The Bank of East Asia, Limited with an outstanding balance of $2,060,747 at December 31, 2008 and $2,303,868 at December 31, 2007. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 1% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2008. The weighted average interest rate approximated 5.9% for 2008 and 7.9% for 2007.

The Company has available to it a $1,153,846 revolving line of credit with Citic Ka Wah Bank Limited with an outstanding balance of $1,014,883 at December 31, 2008 and $2,297,061 at December 31, 2007. The line of credit bears interest at the higher of the Hong Kong prime rate less 1.5% or HIBOR plus 2% as of December 31, 2008. The weighted average interest rate approximated 4.1% for 2008 and 7.4% for 2007.

The line of credit granted by Hang Seng Bank Limited to the Company matured on September 19, 2008. The outstanding balances with Hang Seng Bank Limited were $0 at December 31, 2008 and $1,665,003 at December 31, 2007. The line of credit bore interest at a rate of the Hong Kong prime rate less 0.5% for HKD facilities and at a rate of the bank’s board rate less 0.25% for USD facilities as of December 31, 2007. The weighted average interest rate approximated 5% for 2008 and 7.4% for 2007.

The Company has available to it a $1,602,564 revolving line of credit with the Industrial and Commercial Bank of China (Asia) Limited with and outstanding balance of $1,153,000. The line of credit bears interest at the higher of the Hong Kong prime rate less 0.5% or HIBOR plus 3% for HKD facilities and a rate of the bank’s board rate less 0.5% for foreign currency facilities as of December 31, 2008. The weighted average interest rate approximated 5.1% for 2008.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(5)	Long-Term Debt:

A summary is as follows as of December 31:

	2008	2007

Installment loan carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $9,663 including interest through December 2008	$1,648,222	$1,719,704

Installment loan carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $3,782 including interest through December 2008	112,312	153,052

Installment loan carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $5,240 including interest through December 2008	761,624	801,723

	2,522,158	2,674,479

Less: current maturities	160,447	135,237

	$2,361,711	$2,539,242

An analysis of long-term debt as of December 31 is as follows:

Current portion	$160,447	$135,237

After 1 year, but within 2 years	316,063	290,618
After 2 years, but within 5 years	257,789	247,571
After 5 years	1,787,859	2,001,053

	2,361,711	2,539,242

	$2,522,158	$2,674,479

With respect to all of the above referenced debt and credit arrangements in Note 4, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS Bank (Hong Kong) Ltd. (formerly Overseas Trust Bank Limited), Standard Chartered Bank (Hong Kong) Limited, The Bank of East Asia Ltd., Citic Ka Wah Bank Limited and Industrial and Commercial Bank of China (Asia) Limited for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Long-Term Debt, Continued:

1.

a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic Components Ltd (“Atlantic”), a wholly owned subsidiary of ACL, a security interest on a residential property located in Hong Kong owned by City, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank (Hong Kong) Ltd;

	2.	a fixed cash deposit of $1,380,010 (HK$10,764,075) plus an unlimited personal guarantee by Mr. Yang, as collateral for loans from The Bank of East Asia, Limited;

3.

a cash deposit/securities not less than $2,051,282 (HK$16,000,000), a security interest on workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank (Hong Kong) Limited;

4.

a cash deposit not less than $1,015,407 (US$756,402 plus HK$2,020,236), a security interest on workshop located in Hong Kong owned by Solution, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from Citic Ka Wah Bank Limited.

	5.	a cash deposit not less than $641,025 (HK$5,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Industrial and Commercial Bank of China (Asia) Limited.

(6)	Capital Lease Obligations:

The Company has several non-cancelable capital leases relating to motor vehicles:

	2008	2007

Current portion	$58,683	$44,991

Non-current portion	43,055	49,971

	101,738	94,962

At December 31, the value of motor vehicles under capital leases as follows:

	2008	2007

Cost	$193,514	$46,154

Less: depreciation	51,463	6,923

	142,051	39,231

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Capital Lease Obligations, Continued:

At December 31, the company had obligations under capital leases repayable as follows:

	2008	2007

Total minimum lease payments
-Within one year	$65,055	$50,381

- After one year but within 5 years	47,329	56,081

	112,384	106,462

Interest expenses relating to future periods	(10,646)	(11,500)

Present value of the minimum lease payments	$101,738	$94,962

(7)	Income Taxes:

Income tax (refund) expense amounted to $(33,871) for 2008, $187,833 for 2007 and $163,415 for 2006 (an effective rate of 0% for 2008, 30% for 2007, and 23% for 2006). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2008	2007	2006

Computed tax at federal statutory rate	$(325,009)	$212,135	$244,398

Tax rate differential on foreign earnings of Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company	225,404	(57,754)	(189,777)

Net operating loss carry forward	65,734	33,452	108,794

Other	-	-	-

	$(33,871)	$187,833	$163,415

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(7)	Income Taxes, Continued:

The income tax provision consists of the following components:

	2008	2007	2006

Federal	$-	$-	$-
Foreign	(33,871)	187,833	163,415

	$(33,871)	$187,833	$163,415

The Components of the deferred tax assets and liabilities are as follows:

	2008	2007	2006

Net operating losses	$1,122,726	$1,056,992	$1,023,540

Total deferred tax assets	$1,122,726	$1,056,992	$1,023,540
Less: valuation allowance	(1,122,726)	(1,056,992)	(1,023,540)

	$-	$-	$-

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

The Company has a 2006 Inventive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. In May 2006, the Company granted options to a consultant to acquire 500,000 shares of common stock of the Company as the consulting and advisory service fee and the consultant exercised all of the options during the year ended December 31, 2006. In May 2006, the Company granted options to purchase an aggregate 2,000,000 shares of common stock of the Company to three employees. These options were fully vested upon grant, had an exercise price of $0.22 per share and expired in December 2006. There were no dilutive effect to the weighted average number of shares for the years ended December 31, 2008 and 2007 since there were no outstanding options at December 31, 2008 and 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(9)	Concentrations:

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on March 1, 2009. As of April 1, 2009, Samsung has confirmed the annual renewal of such agreement for one year.

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 49%, 69%, and 75% of materials from Samsung for the years ended December 31, 2008, 2007, and 2006, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 4 for details for Mr. Yang’s support of the Company’s banking facilities. At December 31, 2008 and 2007, included in accounts payable were $8,675,069 and $9,562,199, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

During the years ended December 31, 2008, 2007, and 2006, 4%, 11%, and 11%, respectively, of the Company’s sales were generated from Aristo Technologies Ltd. (“Aristo”), a related party (see Note 11 for additional discussion of related party transactions). As of December 31, 2008 and 2007, accounts receivable from related parties included $6,695,409 and $6,237,905, respectively, due from Aristo, which represented 37% and 40%, respectively, of the total accounts receivable due from related and unrelated parties.

As of December 31, 2008 and 2007, Samsung has withheld a total of $350,000 of commission due to the Company as deposits. As agreed with Samsung, the commission deposits were fully refunded to the Company on January 22, 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(10)	Retirement Plan:

          Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $27,950 for 2008, $28,530 for 2007 and $21,475 for 2006.

(11)	Commitments:

          The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2008:

	Related Party	Other	Total

Year ending December 31,
2009	$10,961	$42,372	$53,333
2010	5,128	$19,972	$25,100
Thereafter	-	$-	$-

Total	$16,089	$62,344	$78,433

See Note 12 for related party leases. All leases expire prior to December 31, 2010. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2008. Rent expense for the years ended December 31, 2008, 2007, and 2006 totaled $142,985, $120,942, and $116,321 respectively.

As at December 31, 2008 there is a participating forward currency option agreement between the Company and SCB for the Company to buy US$500,000 from SCB at a contract rate of 7.735 at specified dated up to January 7, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2008 was $36,346.

As at December 31, 2008, there is a target redemption forward currency option agreement between the Company and SCB for the Company to buy US$750,000 from SCB at a lower strike contract rate of 7.75 and an upper strike contract rate of 7.85 at specified dates up to April 29, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the lower

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

strike contract rate or greater than the upper strike contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2008 was $56,433.

As at December 31, 2008, there is a pivot bonus forward currency option agreement between the Company and SCB for the Company to buy US$1,000,000 from SCB at a lower strike contract rate of 7.73 and an upper strike contract rate 7.749 at specified dates up to July 2, 2009. According to the terms of the agreement, the Company will buy in triple amounts if the spot rate is less than the lower strike contract rate. The gain on this forward contract during the year ended December 31, 2008 was $56,410.

As at December 31, 2008, the Company has holdings of US$500,000 Commodity Basket Linked Notes which were issued by SCB at specified dates up to February 17, 2009. According to the terms of agreements, the Company will receive interest at a rate equal to 6% if the Basket Return is larger than 0% and 100% redeemed if the Basket Return is less than or equal to 0% on the maturity date. The Company fully redeemed the securities on the maturity date of February 17, 2009 and received profits of $17,378.

(12)	Related Party Transactions:

TRANSACTIONS WITH MR. YANG

As of December 31, 2008 and 2007, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $39,633 and $75,998. These advances bear no interest and are payable on demand.

For the years ended December 31, 2008, 2007 and 2006, we recorded compensation to Mr. Yang of $735,026, $812,821, and $200,000, respectively, and paid $735,026, $812,821, and $200,000, respectively, to Mr. Yang as compensation to him.

During each of the years ended December 31, 2008, 2007 and 2006, we paid rent of $0, $17,521, and $68,280, respectively, for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

TRANSACTIONS WITH CLASSIC ELECTRONIC LTD.

As of December 31, 2008 and 2007, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $1,717,320 and $1,717,859, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10 million of the outstanding accounts receivable from Classic.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these two leases totaled $6,684. We incurred and paid rent expense of $0, $0 and $44,418 to Classic for the years ended December 31, 2008, 2007 and 2006, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited. The maximum amount of facilities that could be utilized by Atlantic was $1.154 million (HKD9 millions) and the facility lines were fully covered by collateral provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

TRANSACTIONS WITH SOLUTION SEMICONDUCTOR (CHINA) LTD.

On April 1, 2007, we entered into a lease agreement with Solution Semiconductor (China) Ltd. (“Solution”) pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077, $12,385 and $3,436 to Solution during the year ended December 31, 2008, 2007 and 2006.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited and Standard Chartered Bank (Hong Kong) Limited respectively.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

TRANSACTIONS WITH SYSTEMATIC INFORMATION LTD.

During the years ended December 31, 2008, 2007 and 2006, we received service charges of $0, $11,538 and $6,410, respectively, from Systematic Information Ltd. (“Systematic Information”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Systematic Information. The service fee was charged for back office support for Systematic Information.

On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692, $7,692 and $2,564 to Systematic Information during the years ended December 31, 2008, 2007 and 2006.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

paid an aggregate rent expense of $0, $17,521 and $38,462 to Systematic Information during the years ended December 31, 2008, 2007 and 2006.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic with a total of 100% interest.

TRANSACTIONS WITH ARISTO TECHNOLOGIES LTD.

During the years ended December 31, 2008, 2007 and 2006, we sold products for $9,076,034, $17,165,728 and $11,986,047 respectively, to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $6,695,409 and $6,237,905 as of December 31, 2008 and 2007, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2008, 2007 and 2006, we purchased inventories of $7,393,957, $3,633,424 and $1,584,985, respectively, from Aristo. As of December 31, 2008 and 2007, there were no outstanding accounts payable to or from Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo.

TRANSACTIONS WITH GLOBAL MEGA DEVELOPMENT LTD.

During the years ended December 31, 2008, 2007 and 2006, we received management fees of $0, $5,769 and $7,692, respectively, from Global Mega Development Ltd. (“Global”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Global. The management fees were charged for back office support for Global.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global.

TRANSACTIONS WITH INTELLIGENT NETWORK TECHNOLOGY LTD.

During the years ended December 31, 2008, 2007 and 2006, we received management fees of $0, $0 and $7,692, respectively, from Intelligent Network Technology Ltd. (“Intelligent”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Intelligent. The management fee was charged as back office support for Intelligent.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent. The remaining 20% of Intelligent is owned by a non-related party.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

TRANSACTIONS WITH SYSTEMATIC SEMICONDUCTOR LTD.

During the years ended December 31, 2008, 2007, and 2006, we received a management fee of $15,384, $16,026, and $15,384, respectively, from Systematic Semiconductor Ltd. (“Systematic”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Systematic. The management fee was charged for back office support for Systematic.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic.

TRANSACTIONS WITH FIRST WORLD LOGISTICS LTD.

During the years ended December 31, 2008, 2007 and 2006, we sold products for $0, $0 and $7,720,975, respectively, to First World Logistic Ltd. (“First”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from First.

During the years ended December 31, 2008, 2007, and 2006, we purchased inventories for $0, $0, and $825,900, respectively, from First. As of December 31, 2008 and 2007, there were no outstanding accounts payable to First.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First.

TRANSACTIONS WITH ARISTO COMPONENTS LTD.

During the years ended December 31, 2008, 2007 and 2006, we received a management fee of $8,077, $0, and $0, respectively, from Aristo Components Ltd. (“Aristo Comp”). As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Comp. The remaining 10% of Aristo Comp is owned by a non-related party.

TRANSACTIONS CITY ROYAL LIMITED.

A residential property located in Hong Kong owned by City Royal Limited (“City”) was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City. The remaining 50% of City is owned by the wife of Mr. Yang.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(13)	Quarterly Information (Unaudited):

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)

	Total	Fourth	Third	Second	First

2008
Total net sales	$206,083	$56,610	$51,318	$45,246	$52,909
Gross profit	$4,262	$656	$1,691	$1,395	$520
Net income (loss)	$(922)	$(1,247)	$532	$395	$(602)
Net income (loss) per share:
basic and diluted	$(0.03)	$(0.04)	$0.02	$0.01	$(0.02)

2007
Total net sales	$160,401	$52,740	$43,895	$31,731	$32,035
Gross profit	$3,871	$831	$1,643	$510	$887
Net income (loss)	$436	$6	$538	$(174)	$66
Net income (loss) per share:
basic and diluted	$0.02	$0.00	$0.02	($0.01)	$0.00

(14)	Subsequent Events (Unaudited):

After year ended December 31, 2008, two banks canceled the banking facilities granted to the Company and restricted bank deposits were released. One bank reduced the amount of facilities granted to the Company.

After the year ended December 31, 2008, one of the customers owing an account receivable in the amount of $857,747 as at December 31, 2008 was in liquidation. Since most of the debt due from this customer, $799,719, was purchased by a bank under a factoring agreement which offered a 90% credit risk coverage and there was a deposit $159,944 paid by the customer included in the other current liabilities as at December 31, 2008, the directors of the Company believed that the amount could be fully recovered and no provision was made for the debt due from this customer.