Form 10-Q
period 2009-03-31
ACL SEMICONDUCTOR INC
filed 2009-05-14
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________  to  _____________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]         Accelerated filer [  ]
Non-accelerated filer [X]         Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, $.001 par value, as of May 13, 2009:  28,329,936

		Page No.
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited)
	and December 31, 2008	2-3

	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2009 and March 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2009 and March 31, 2008 (unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-12

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	18

ITEM 4T.	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION	19

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES		20

EXHIBITS		21-24

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

      Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for computer and consumer electronic products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the Securities and Exchange Commission including its annual report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company’s common stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligations to publicly update any forward looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      Any reference to “ACL”, the “Company” or the “Registrant”, “we”, “our” or “us” means ACL Semiconductors Inc. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$897,296	$1,784,355
Restricted cash	4,072,317	5,169,753
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2009 and 2008	8,708,823	10,230,464
Accounts receivable, related parties	10,484,978	8,412,729
Inventories, net	2,762,624	2,060,195
Restricted marketable securities	-	500,000
Other current assets	25,947	30,051

Total current assets	26,951,985	28,187,547

Property, equipment and improvements, net of
accumulated depreciation and amortization	5,943,745	6,007,456

Other deposits	41,627	392,069

	$32,937,357	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
Current liabilities:
Accounts payable	$14,833,282	$13,669,779
Accrued expenses	570,813	396,755
Lines of credit and notes payable	12,319,951	16,447,742
Current portion of long-term debt	161,544	160,447
Current portion of capital lease	48,667	58,683
Income tax payable	223,537	5,588
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	174,816	301,076

Total current liabilities	28,444,995	31,152,455

Long-term liabilities
Long-term debts, less current portion	2,320,698	2,361,711
Capital lease, less current portion	30,888	43,055
Total long-term liabilities	2,351,586	2,404,766

Deferred tax	8,343	8,343
	30,804,924	33,565,564
Commitments and contingencies	-	-

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,329,936 issued and outstanding	28,330	28,330
Additional paid in capital	3,593,027	3,593,027
Amount due from stockholder/director	(39,633)	(39,633)
Accumulated deficit	(1,449,291)	(2,560,216)

Total stockholders' equity	2,132,433	1,021,508

	$32,937,357	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net sales:
Related parties	$2,238,249	$1,764,493
Other	59,189,367	51,144,014
Less discounts to customers	(6,989)	-
	61,420,627	52,908,507
Cost of sales	58,754,903	52,388,336
Gross profit	2,665,724	520,171
Operating expenses:
Selling	19,418	17,777
General and administrative	1,221,689	774,797
Income (loss) from operations	1,424,617	(272,403)
Other income (expenses):
Rental income	22,308	22,308
Interest expense	(166,892)	(223,827)
Unrealized loss on marketable securities	-	(203,883)
Miscellaneous	48,841	76,025
Income (loss) before income taxes	1,328,874	(601,780)
Income taxes	217,949	-
Net income (loss)	$1,110,925	$(601,780)
Earnings (loss) per share - basic and diluted	$0.04	$(0.02)
Weighted average number of shares - basic and diluted	28,329,936	28,329,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008

Cash flows provided by (used for) operating activities:
Net income (loss)	$1,110,925	$(601,780)

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	63,750	76,180
Change in inventory reserve	-	-

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	1,541,221	(6,407,857)
Accounts receivable - related parties	(2,091,829)	(61,516)
Inventories	(702,429)	(135,698)
Other current assets	4,105	37,132
Deposits	350,442	1,961

Increase (decrease) in liabilities
Accounts payable	1,163,504	6,945,477
Accrued expenses	174,058	20,456
Income tax payable	217,949	-
Other current liabilities	(126,260)	(68,937)
Total adjustments	594,511	407,198

Net cash provided by (used for) operating activities	1,705,436	(194,582)

Cash flows used for investing activities:
Advance from stockholders	-	96,576
Decrease of restricted cash	1,097,434	500,000
Decrease (Increase) of investment in Securities (Restricted)	500,000	(500,000)
Investment in Securities	-	203,883
Purchases of property, equipment and improvements	(40)	(108,129)

Net cash provided by investing activities	1,597,394	192,330

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows used for financing activities:
Repayment on lines of credit and
notes payable	(4,127,791)	(295,257)
Repayment under long-term debt	(39,916)	(47,864)
Principal payments under capital lease obligation	(22,182)	-
Net cash used for financing activities	(4,189,889)	(343,121)
Net decrease in cash and cash equivalents	(887,059)	(348,373)
Cash and cash equivalents, beginning of the period	1,784,355	1,597,674
Cash and cash equivalents, end of the period	$897,296	$1,249,301
Supplemental disclosure of cash flow information:
Interest paid	$166,892	$223,827
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. (“Atlantic”) and Alpha Perform Technology Limited (“Alpha”) (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal years ended December 31, 2008, 2007 and 2006 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities Exchange Commission (“SEC”) on April 14, 2009. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations for the three-month periods ended March 31, 2009 and 2008 and the cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business Operations

ACL Semiconductors Inc. was incorporated under the laws of the State of Delaware on September 17, 2002 and effected a reverse-acquisition of Atlantic, a Hong Kong based company, effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brand name which comprise DRAM and graphic RAM and FLASH for the Hong Kong and Southern China markets. Atlantic, its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha, a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha, and all related activities are consolidated with those of Atlantic.

Revenue Recognition

Product sales are recognized when products are shipped to customers, title passes and collection is reasonably assured. Provisions for discounts to customers, estimated returns and allowances and other price adjustments are provided for in the same periods in which the related revenue is recorded and are deducted from gross sales.

Currency Reporting

Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company’s subsidiaries, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the period are converted into HKD according to the prevailing exchange rate at the relevant transaction date. Assets and liabilities denominated in foreign currencies at the balance sheet dates are converted into HKD at period-end exchange rates.

For the purpose of preparing these consolidated financial statements, the financial statements of the Company reported in HKD have been converted into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and China.

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

3.      Related Party Transactions

Transactions with Mr. Yang

As of March 31, 2009 and December 31, 2008, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $39,633 and $39,633, respectively.

For the three months ended March 31, 2009 and 2008, the Company recorded and paid $465,385 and $180,026, respectively, to Mr. Yang as compensation.

Transactions with Classic Electronics Ltd.

As of March 31, 2009 and December 31, 2008, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $1,717,320 and $1,717,320, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees all the outstanding accounts receivable from Classic up to $10 million of accounts receivable.

Mr. Wong, a director of the Company, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

On April 1, 2007, the Company entered into a lease agreement with Solution Semiconductor (China) Ltd (“Solution”) pursuant to which the Company leases one facility. The lease agreement for this facility expires on March 31, 2009. The monthly lease payment for this lease is $1,090. The Company incurred and paid an aggregate rent expense of $3,270 and $3,270 to Solution during the three months ended March 31, 2009 and 2008.

Mr. Wong, a director of the Company, is a 99% shareholder of Solution. The remaining 1% of Solution is owned by a non-related party.

Transactions with Systematic Information Ltd.

As of March 31, 2009 and December 31, 2008, there were outstanding accounts payable due to Systematic Information Ltd. (“Systematic”) totaling $166,000 and $0, respectively.

A workshop located in Hong Kong owned by Systematic was used by the Company as collateral for loans from Standard Chartered Bank (Hong Kong) Limited (“Standard Chartered”).

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole shareholder of Systematic.

Transactions with Systematic Semiconductor Ltd.

During the three months ended March 31, 2009 and 2008, the Company received management fees of $3,846 and $3,846, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of March 31, 2009 and December 31, 2008.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of 100% of the equity interests of Systematic Semiconductor.

Transactions with Aristo Technologies Ltd.

During the three months ended March 31, 2009 and 2008, the Company sold $2,238,249 and $1,764,493, respectively, of products to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable due from Aristo totaled $8,953,237 and $6,695,409 as of March 31, 2009 and December 31, 2008, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended March 31, 2009 and 2008, the Company purchased $0 and $7,117,103, respectively, of products from Aristo. As of March 31, 2009 and December 31, 2008, there were no outstanding accounts payable to Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of 100% of the equity interests of Aristo.

Transactions with Aristo Components Ltd.

During the three months ended March 31, 2008 and 2007, we received a management fee of $2,692 and $0, respectively, from Aristo Components Ltd. (“Aristo Comp”). There were no outstanding accounts receivable due from Aristo Comp as of March 31, 2009 and December 31, 2008. The management fee was charged as back office support for Aristo Comp.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Comp. The remaining 10% of Aristo Comp is owned by a non-related party.

Transactions with City Royal Limited

A residential property located in Hong Kong owned by City Royal Limited (“City”) was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (formerly Overseas Trust Bank Limited) (“DBS Bank”).

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City. The remaining 50% of City is owned by the wife of Mr. Yang.

4.      Bank Facilities

With respect to all of the above referenced debt and credit arrangements, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS Bank, Standard Chartered and The Bank of East Asia Ltd. (“Bank of East Asia”) for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $641,026 (HKD$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL, a security interest on residential property located in Hong Kong owned by City, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

2.	a fixed cash deposit of $1,380,010 (HK$10,764,075) plus an unlimited personal guarantee by Mr. Yang, as collateral for loans from Bank of East Asia;

3.

a cash deposit/securities not less than $2,051,282 (HK$16,000,000), a security interest on a workshop located in Hong Kong owned by Systematic, a related party, a security interest on workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered;

5.      Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distribution Agreement”). Samsung HK supplied approximately 65% and 49% of materials to the Company for the three months ended March 31, 2009 and 2008, respectively. The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2009. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement; however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended March 31, 2009 and 2008, the Company purchased $38,725,592 and $25,899,052, respectively, of components from Samsung HK. At March 31, 2009 and December 2008, the Company’s accounts payable, net of rebate receivable, due from Samsung totaled $9,479,988 and $6,695,409, respectively.

6.      Segment Reporting

The Company's sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.      2006 Stock Option Plan

On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The Plan permits us to grant both incentive stock options (“Incentive Stock Options”) with the meaning of Section 422 of the Code, and other options with do not qualify as Incentive Stock Options (the “Non-Qualified Options”) and stock awards.

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

Optionees will have no voting, dividend or other rights as stockholders with respect to shares of common stock of the Company, par value $0.001 per share (“Common Stock”), covered by options prior to becoming the holders of record of such shares. The purchase price upon the exercise of options may be paid in cash, by certified bank or cashier’s check, by tendering stock held by the Optionee, as well as by cashless exercise either through the surrender of other shares subject to the option or through a broker. The total number of shares of Common Stock available under the Plan, and the number of shares and per share exercise price under outstanding options, will be appropriately adjusted in the event of any stock dividend, reorganization, merger or recapitalization or similar corporate event.

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

8.      Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FASB FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This FSP will be effective for interim and annual reporting periods ending after December 15, 2009, and will be applied prospectively. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

9.      Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

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

     ANY REFERENCE TO "ACL", THE "COMPANY" OR THE "REGISTRANT", "WE", "OUR" OR "US" MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

Overview

     Corporate Background

     The Company, through its wholly-owned subsidiary Atlantic, is engaged primarily in the business of distribution of memory products under the “Samsung” brand name, which principally comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha, which previously engaged in this business, ceased activities as of January 1, 2004, when its operations were consolidated with those of Atlantic.

     As of March 31, 2009, ACL had more than 150 active customers in Hong Kong and Southern China.

     We are in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Critical Accounting Policies

     The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, ACL’s most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments ACL uses in applying these most critical accounting policies have a significant impact on the results ACL reports in its consolidated financial statements.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of March 31, 2009 over the next five years and thereafter:

Payments by Period

		Less
		Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Operating Leases	65,509	42,332	23,177	---	---
Line of credit and notes payable –
short-term	12,319,951	12,319,951	---	---	---
Capital Leases	79,555	48,667	30,888
Long Term Loan	2,482,355	161,543	306,740	259,374	1,754,698
Total Contractual Obligations	$14,947,370	$12,572,493	$360,805	$259,374	$1,754,698

Accounting Principles; Anticipated Effect of Growth

     Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company’s sales and expenses in the next 12 months.

Net sales

     Net sales for the quarter ended March 31, 2009 (sometimes referred to as “2009 1Q”) were $61,420,627, representing an increase of 16%, or $8,512,120, compared to the quarter ended March 31, 2008 (sometimes referred to as “2008 1Q”). The sales increase was primarily driven by the larger demand for Samsung’s products as an ongoing reduction in production capacities was observed among Samsung’s competitors - Hynix and other first tier memory makers such as Elpida and Micron.

     The Company’s gross profit for 2009 1Q was $2,665,724, representing a 412% increase compared to $520,171 for 2008 1Q. The gross profit margin for the Company for 2009 1Q was 4.34%, compared to 0.98% for 2008 1Q. The increases in gross profit and gross profit margin were mainly attributed to sales price increases as the memory components market recovers after the prevailing oversupply condition observed last year. In addition, our lower purchase cost base from Samsung helped improve our gross profit margin as Samsung has significantly increased its 56nm DRAM, 35nm and 42nm NAND flash output volumes. The production output level of the first tier memory makers has remained steady thus far, while the memory makers’ inventory level has gradually returned to a normal level. Manufacturers began to place secure orders with suppliers in the beginning of 2009 1Q as they worry about potential supply shortages. These orders had driven up prices in the market as the Company recorded an average price increase of approximately 70-80% for flash products due to the increasing demand for consumer electronics products and 40-50% for graphics products because of the bankruptcy of Qimonda. As a result, the combined effects of our higher selling prices and lower purchase cost base have greatly increased the Company’s gross profit as well as its gross profit margin.

Cost of sales

     Cost of sales consists of costs of goods purchased from Samsung HK, and purchases from other Samsung authorized distributors. Many factors affect the Company’s gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, the Company’s procurement operations are supported by Samsung HK pursuant to the Distribution Agreement. However, the distributorship is for a one year period and even though it has been renewed more than 10 times there is no assurance that it will be renewed in the future.

Operating expenses

     The Company’s operating expenses for the three months ended March 31, 2009 and 2008 were comprised of sales and marketing and general and administrative expenses only.

     Sales and marketing expenses consisted primarily of costs associated with advertising and marketing activities.

     General and administrative expenses include all corporate and administrative functions that serve to support the Company’s current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. The Company expects these expenses to increase as a result of increased legal and accounting fees anticipated in connection with the Company’s compliance with ongoing reporting and accounting requirements of the SEC and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

     Interest expense, including finance charges, relates primarily to Atlantic’s short-term and long-term bank borrowings, which the Company intends to reduce.

Results of Operations

     The following table sets forth unaudited statements of operations data for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report and the Company’s financial statements and the related notes appearing elsewhere in this document.

	For the Three Months Ended March 31,

	(US$) (Unaudited)
	2009	2008

Net sales	100.00%	100.00%
Cost of sales	95.66%	99.02%
Gross profit	4.34%	0.98%

Operating expenses:
Sales and marketing	0.03%	0.03%
General and administrative	1.99%	1.46%
Total operating expenses	2.02%	1.49%

Income (loss) from operations	2.32%	-0.51%
Other expenses:
Interest expenses	-0.27%	-0.42%
Miscellaneous	0.11%	0.20%
Total other expenses	-0.16%	-0.62%
Income taxes	0.35%	0.00%
Net income (loss)	1.81%	-1.13%

Unaudited Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

     Net sales

     Sales increased by $8,512,120, or 16.1%, from $52,908,507 in the three months ended March 31, 2008 to $61,420,627 in the three months ended March 31, 2009. The increase was primarily driven by the larger demand for Samsung’s products as well as ongoing reduction in production capacities.

     Cost of sales

     Cost of sales increased by $6,366,567, or 10.8%, from $52,388,336 for the three months ended March 31, 2008 to $58,754,903 for the three months ended March 31, 2009. The increase in cost of sales is in proportion to the increase in net sales stated above.

     Gross profit

     Gross profit increased by $2,145,553, or 412%, from $520,171 for the three months ended March 31, 2008 to $2,665,724 for the three months ended March 31, 2009. The increase in gross profits resulted primarily from the significant price rebound as the memory components market recovers after the prevailing oversupply condition observed last year and the Company maintained the lower purchase cost for products supplied by Samsung when the products’ market price experienced sales price increases during the first quarter of 2009.

     Operating expenses

     Sales and marketing expenses slightly increased by $1,641, or 9.2%, from $17,777 for the three months ended March 31, 2008 to $19,418 for the three months ended March 31, 2009.

     General and administrative expenses increased $446,892, or 57.7%, from $774,797 in the three months ended March 31, 2008 to $1,221,689 in the three months ended March 31, 2009. This increase was principally attributable to an increase in directors’ remuneration and staff salaries.

     Income from operations for the Company was $1,424,617 for the three months ended March 31, 2009 compared to a loss of $272,403 for the three months ended March 31, 2008, representing an increase of income of $1,697,020. This increase was the result of an increase of gross profit during the first quarter of 2009.

     Other income (expenses)

     Interest expense decreased by $56,935, or 25.4%, from $223,827 in the three months ended March 31, 2008, to $166,892 in the three months ended March 31, 2009. This decrease was mainly due to a decrease in the Company’s use of “line of credit borrowing” by two bank facilities that were canceled during the first quarter of 2009.

     The Company's net income increased by $1,712,705 from a loss of $601,780 for the three months ended March 31, 2008 to $1,110,925 for the three months ended March 31, 2009, primarily due to the increase in gross profit during the first quarter of 2009.

     Income tax

     Income tax increased by $217,949 from $0 for the three months ended March 31, 2008 to $217,949 for the three months ended March 31, 2009, primarily due to provision for the profits made during the first quarter of 2009.

Liquidity and capital resources

     Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate that these uses will continue to be our principal uses of cash in the future.

     The short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK must be made a day in advance of the release of goods from Samsung HK’s warehouse, which occurs before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to thirty days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations is insufficient to fund our growth requirements, we will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected due to such failure. If additional funds are obtained from an equity financing, the holders of our common stock may experience substantial dilution. In addition, if our results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

     The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung’s memory products; our ability to attract new customers; an increase in competition in the memory products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from those provided in any forward-looking statement.

     Although we believe our expectations of future growth are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update our expectations after the date of this report to conform them to actual results or to reflect changes in expectations.

     In the three months ended March 31, 2009, net cash provided by operating activities was $1,705,436, while in the three months ended March 31, 2008, the net cash used for operating activities was $194,582, an increase of $1,900,018. This increase was primarily due to a decrease of accounts receivable and an increase of accounts payable.

     In the three months ended March 31, 2009, net cash provided by investing activities was $1,597,394, while in the three months ended March 31, 2008, net cash provided by investing activities was $192,330, an increase of $1,405,064. This increase was mainly due to a decrease of restricted cash and restricted securities due to cancellation of two bank lines of credit.

     In the three months ended March 31, 2009, net cash used for financing activities was $4,189,889, while in the three months ended March 31, 2008, net cash used for financing activities was $346,121, a decrease of $3,843,768. This decrease was primarily due to the repayments of bank borrowings.

      An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand from PC users (business and personal) in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk for changes in interest rates as our bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 5% to 5.25% per annum) prevailing in Hong Kong. For the three months ended March 31, 2009 and the three months ended March 31, 2008, Atlantic did not generate any material interest income (expense). Accordingly, we believe that changes in interest rates will not have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

     We believe that our results of operations are not significantly impacted by moderate changes in inflation rates as we expect that we will be able to pass these costs by component price increases to our customers.

Seasonality

     We have not experienced any material seasonality in sales fluctuations over the past two years in the memory products markets.

ITEM 4T. CONTROLS AND PROCEDURES

     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including Atlantic, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)    Exhibits:

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

No Reports on Form 8-K were filed during the three months ended March 31, 2009

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: May 14, 2009	By: /s/ Chung-Lun Yang________________
Chung-Lun Yang
Chief Executive Officer

Date: May 14, 2009	By: /s/ Kenneth Lap-Yin Chan_____________
Kenneth Lap-Yin Chan
Chief Financial Officer