Form 10-Q
period 2009-06-30
ACL SEMICONDUCTOR INC
filed 2009-08-13
CIK 934445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

011-852-2799-1996
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, $.001 par value, as of August 13, 2009: 28,329,936

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

1

ITEM 1. FINANCIAL STATEMENTS.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	As of June 30, 2009 (Unaudited)	As of December 31, 2008

Current assets:
Cash and cash equivalents	$1,068,951	$1,784,355
Restricted cash	2,086,504	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008	9,232,076	10,230,464
Accounts receivable, related parties	9,582,171	8,412,729
Inventories, net	1,762,732	2,060,195
Restricted marketable securities	—	500,000
Other current assets	28,171	30,051

Total current assets	23,760,605	28,187,547

Property, equipment and improvements, net of accumulated depreciation and amortization	5,946,867	6,007,456

Other deposits	49,390	392,069

	$29,756,862	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of June 30, 2009 (Unaudited)	As of December 31, 2008

Current liabilities:
Accounts payable	$14,661,745	$13,669,779
Accrued expenses	838,631	396,755
Lines of credit and notes payable	7,982,178	16,447,742
Current portion of long-term debt	162,672	160,447
Current portion of capital lease	64,493	58,683
Income tax payable	403,024	5,588
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	175,862	301,076

Total current liabilities	24,400,990	31,152,455

Long-term liabliities
Long-term debts, less current portion	2,279,729	2,361,711
Capital lease, less current portion	34,043	43,055

Total long-term liabilities	2,313,772	2,404,766

Deferred tax	8,343	8,343

	26,723,105	33,565,564

Stockholders’ equity:
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,329,936 issued and outstanding at June 30, 2009 and December 31, 2008	28,330	28,330
Additional paid in capital	3,593,027	3,593,027
Amount due from stockholder/director	(39,633)	(39,633)
Accumulated deficit	(547,967)	(2,560,216)

Total stockholders’ equity	3,033,757	1,021,508

	$29,756,862	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales:
Related parties	$4,267,650	$3,731,920	$6,505,899	$5,496,412
Other	69,736,839	41,518,721	128,926,206	92,662,735
Less discounts to customers	(449)	(4,948)	(7,438)	(4,948)

	74,004,040	45,245,693	135,424,667	98,154,199

Cost of sales	71,796,523	43,850,748	130,551,426	96,239,084

Gross profit	2,207,517	1,394,945	4,873,241	1,915,115

Operating expenses:
Selling	29,361	19,159	48,780	36,935
General and administrative	1,082,439	750,417	2,304,128	1,525,214

Income from operations	1,095,717	625,369	2,520,333	352,966

Other income (expenses):
Interest expense	(115,918)	(276,477)	(282,810)	(500,304)
Rental Income	22,308	22,308	44,615	44,615
Profit on disposal of equipment & improvements	21,350	—	21,350	—
Income from participating forward	28,372	15,237	48,721	60,352
Unrealized loss	—	(14,190)	—	(218,073)
Miscellaneous	28,983	23,180	57,476	54,091

Income (loss) before income taxes	1,080,812	395,427	2,409,685	(206,353)

Income taxes	179,487	—	397,436	—

Net income (loss)	$901,325	$395,427	$2,012,249	$(206,353)

Earnings per share - basic and diluted	$0.03	$0.01	$0.07	$(0.01)

Weighted average number of shares - basic and diluted	28,329,936	28,329,936	28,329,936	28,329,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008

Cash flows provided by (used for) operating activities:
Net income (loss)	$2,012,249	$(206,353)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	130,780	133,176
Change in inventory reserve	89,744	—
Gain on disposal of equipment and improvements	(21,350)	—

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	998,387	(3,434,725)
Accounts receivable - related parties	(1,169,443)	(570,164)
Inventories	207,719	(3,027,915)
Other current assets	1,880	32,302
Deposits	342,679	(4,824)

Increase (decrease) in liabilities
Accounts payable	991,966	2,030,329
Accrued expenses	441,876	74,397
Income tax payable	397,436	—
Other current liabilities	(125,214)	(128,299)

Total adjustments	2,286,460	(4,895,723)

Net cash (used for) provided by operating activities	4,298,709	(5,102,076)

Cash flows provided by (used for) investing activities:
Repayments from stockholders	—	34,359
Decrease (increase) of restricted cash	3,083,250	(141,025)
Investment in Securities	—	218,073
Decrease (increase) of investment in Securities (Restricted)	500,000	(500,000)
Proceeds received from sale of equipment and improvements	37,820	—
Purchases of property, equipment and improvements	(86,662)	(191,859)

Net cash provided by (used for) investing activities	3,534,408	(580,452)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows (used for) provided by financing activities:
(Repayment) proceeds on lines of credit and notes payable	(8,465,563)	5,087,947
Principal loan repayments on long-term debt	(79,757)	(73,621)
Prncipal payments under capital lease obligation	(3,201)	—

Net cash (used for) provided by financing activities	(8,548,521)	5,014,326

Net decrease in cash and cash equivalents	(715,404)	(668,202)

Cash and cash equivalents, beginning of the period	1,784,355	1,597,674

Cash and cash equivalents, end of the period	$1,068,951	$929,472

Supplemental disclosure of cash flow information:

Interest paid	$282,810	$500,304

Income tax paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its subsidiaries, Atlantic Components Ltd. (“Atlantic”) and Alpha Perform Technology Limited (“Alpha”) (collectively, “ACL”, the “Company” or “we”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal years ended December 31, 2008, 2007 and 2006 and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2009. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2009 and December 31, 2008, and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business Operations

ACL Semiconductors Inc. was incorporated under the laws of the State of Delaware on September 17, 2002 and effected a reverse acquisition of Atlantic effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brand name which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all related activities are consolidated with those of Atlantic.

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

Transactions with Mr. Yang

As of June 30, 2009 and December 31, 2008, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $39,633 and $39,633, respectively.

For the three months ended June 30, 2009 and 2008, the Company recorded and paid $434,615 and $200,000, respectively, to Mr. Yang as compensation. For the six months ended June 30, 2009 and 2008, the Company recorded and paid $900,000 and $380,026, respectively, to Mr. Yang as compensation.

Transactions with Classic Electronics Ltd.

As of June 30, 2009 and December 31, 2008, the Company had outstanding accounts receivable from Classic Electronics Ltd. (“Classic”) totaling $1,717,320 and $1,717,320, respectively. The Company has not experienced any bad debt from this customer in the past. Pursuant to a written personal guarantee agreement, Mr. Yang personally guarantees up to $10.0 million of the outstanding accounts receivable from Classic.

Mr. Wong, a director of ACL, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic is owned by a non-related party.

Transactions with Solution Semiconductor (China) Ltd

On April 1, 2009, the Company entered into a lease agreement with Solution Semiconductor (China) Ltd (“Solution”) pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. The Company incurred and paid an aggregate rent expense of $3,270, $3,270 and $6,540, $6,540 to Solution during the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”), respectively.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of the equity interests of Solution.

Transactions with Systematic Information Ltd.

On September 1, 2008, the Company entered into a lease agreement with Systematic Information Ltd.

(“Systematic Information”) pursuant to which we lease one facility. The lease agreement for this facility expires on August 30, 2010. The monthly lease payment for this lease is $641. The Company incurred and paid an aggregate rent expense of $1,923 $1,923 and $3,846, $3,846 to Systematic Information during the three months ended June 30, 2009 and 2008 the six months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, we received a management fee of $1,359, $0, $1,359 and $0 respectively, from Systematic Information. There were $100,000 and $0 accounts payable due to Systematic Information as of June 30, 2009 and December 31, 2008. The management fee was charged as back office support for Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of the equity interests of Systematic Information.

Transactions with Systematic Semiconductor Ltd.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company received management fees of $1,923, $3,846, $5,769 and $7,692, respectively, from Systematic Semiconductor Ltd. (“Systematic Semiconductor”). There were no outstanding accounts receivable due from Systematic Semiconductor as of June 30, 2009 and December 31, 2008. The management fees were charged as back office support for Systematic Semiconductor.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Systematic Semiconductor.

Transactions with Aristo Technologies Ltd.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company sold $4,200,013, $3,731,920, $6,505,899 and $5,496,412 respectively, of memory products to Aristo Technologies Ltd. (“Aristo”). Outstanding accounts receivable totaled $8,436,736 and $6,695,409 as of June 30, 2009 and December 31, 2008, respectively. The Company has not experienced any bad debt from this customer in the past.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company purchased $4,819,652, $523,757, $7,523,791 and $1,436,206, respectively, of memory products from Aristo. As of June 30, 2009 and December 31, 2008, there were no outstanding accounts due and payable to Aristo.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, we received a management fee of $11,538 $0, $11,538 and $0 respectively, from Aristo. The management fee was charged as back office support for Aristo.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interests of Aristo.

Transactions with Aristo Components Ltd.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, we received a management fee of $3,076 $0, $5,769 and $0 respectively, from Aristo Components Ltd. (“Aristo Comp”). There were no outstanding accounts receivable due from Aristo Comp as of June 30, 2009 and December 31, 2008. The management fee was charged as back office support for Aristo Comp.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Comp. The remaining 10% of Aristo Comp is owned by a non-related party.

Transactions with City Royal Limited

A residential property located in Hong Kong owned by City Royal Limited (“City”) was used by the Company as collateral for loans from DBS Bank.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City. The remaining 50% of City is owned by the wife of Mr. Yang.

4.	Bank Facilities

With respect to all of the above referenced debt and credit arrangements, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Standard Chartered Bank (Hong Kong) Limited (“Standard Chartered”) for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $703,974 (HK$5,491,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a security interest on a residential property located in Hong Kong owned by City, a related party, a security interest on a workshop located in Hong Kong owned by Solution plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

2.

a fixed cash deposit of $1,382,529 (HK$10,783,728), a security interest on a workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang, as collateral for loans from BEA Bank; and

3.	an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered.

5.	Economic Dependence

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which historically have been supplied to the Company principally by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distribution agreement between the Company and Samsung HK (the “Distribution Agreement”). Samsung HK supplied approximately 58% and 52% of materials to the Company for the six months ended June 30, 2009 and 2008, respectively. The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2009. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement; however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company purchased $37,923,815, $26,518,758, $76,605,003 and $52,417,810, respectively, of components from Samsung HK. At June 30, 2009 and December 31, 2008, the Company’s accounts payable, net of rebate receivable, due from Samsung HK totaled $9,657,924 and $6,695,409, respectively.

6.	Segment Reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

7.	Stock Option Plan

On March 31, 2006, the Board of Directors of the Company (the “Board of Directors”) adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder of the Company approved the Plan by written consent. The purpose of the Plan is to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The Plan permits us to grant both incentive stock options (“Incentive Stock Options”) with the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other options with do not qualify as Incentive Stock Options (the “Non-Qualified Options”) and stock awards.

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

The Board of Directors may at any time terminate the Plan or from time to time make such modifications or amendments to the Plan as it may deem advisable and the Board of Directors or the Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board of Directors, without the approval of stockholders, amend the Plan if required by any federal, state, local or foreign laws or regulations or any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where options or stock purchase rights are granted under the Plan.

Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

8.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 168” (“SFAS168”). SFAS 168 establishes the FASB Accounting Standard Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for periods ending after September 15, 2009, and will become effective for us on October 1, 2009. We expect the adoption of SFAS 168 will not have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (“VIE”) with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and 3) requires additional disclosures about and enterprise’s involvement in VIEs. SFAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of SFAS 167 will not have a material impact on our consolidated financial condition or results of operations, as we have not engaged in transactions with VIEs.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 required enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. SFAS 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and will become effective for us on January 1, 2010. We expect the adoption of SFAS 166 will not have a material impact on our disclosures, since we have not engaged in transfers of financial assets.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”) SFAS 165 sets forth general standards accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for period sending after June 15, 2009. The adoption of SFAS 165 did not have an impact on our consolidated financial condition or results of operations. We evaluated subsequent events through August 12, 2009.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate that a transaction is not orderly. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

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

ANY REFERENCE TO “ACL”, THE “COMPANY” OR THE “REGISTRANT”, “WE”, “OUR” OR “US” MEANS ACL SEMICONDUCTORS INC. AND ITS SUBSIDIARIES.

Overview

          Corporate Background

          The Company, through its wholly-owned subsidiary Atlantic, is engaged primarily in the business of distribution of electronic components under the “Samsung” brand name which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha, which previously engaged in this business, ceased activities as of January 1, 2004 when its operations were consolidated with those of Atlantic.

          As of June 30, 2009, we had more than 150 active customers in Hong Kong and Southern China.

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

          Allowance for Doubtful Accounts. ACL maintains an allowance for doubtful accounts for estimated losses resulting from the inability of ACL’s customers to make required payments. ACL’s allowance for doubtful accounts is based on ACL’s assessment of the collectability of specific customer accounts, the aging of accounts receivable, ACL’s history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or ACL’s customers’ actual defaults exceed ACL’s historical experience, ACL’s estimates could change and impact ACL’s reported results.

Contractual Obligations

The following table presents the Company’s contractual obligations as of June 30, 2009 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	126,071	75,866	40,397	9,808	—
Line of credit and notes payable – short-term	7,982,178	7,982,178	—	—	—
Short Term Loan	11,538	11,538	—	—	—
Long Term Loan	2,498,365	195,954	320,031	261,058	1,721,322

Total Contractual Obligations	$10,618,152	$8,265,536	$360,428	$270,866	$1,721,322

Accounting Principles; Anticipated Effect of Growth

          Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes its anticipated growth will have on the Company’s sales and expenses in the next 12 months.

Net sales

          Sales from Samsung HK are recognized upon the transfer of legal title of the electronic components to customers. The quantities of memory products that the Company sells fluctuate with changes in demand from its customers. The prices set by Samsung HK that the Company must charge its customers are expected to fluctuate as a result of prevailing economic conditions and their impact on the market.

          Net sales for the quarter ended June 30, 2009 (sometimes referred to as “2009 2Q”) were $74,004,040, representing an increase of 64% or $28,758,347 compared to the quarter ended June 30, 2008 (sometimes referred to as “2008 2Q”). The sales increase was primarily driven by the upward trends in market prices for Samsung’s products – mainly DRAM and FLASH.

          The Company’s gross profit for 2009 2Q was $2,207,517, representing a 58% increase compared to $1,394,945 for 2008 2Q. This increase in gross profit was mainly due to the strong demand for Graphic RAM and FLASH products. After the insolvency of Qimonda AG, the Company has recorded increasing demand for Graphic RAM products due to limited supplies. The Company also recorded increasing demand for consumer electronics products in the PRC market such products require the usage of FLASH products. In addition to strong demand in Southern China, demand by Apple for FLASH products for its newly launched iPhone 3G S was also strong.

          The Company has enhanced and optimized its internal controls to minimize unnecessary costs. The Company also recorded a decrease in interest expense of 58%, due to the reduction of external financing from banks to maximize the Company’s net income.

          With the increase of commission income from Samsung due to increases in sales and increases in unit prices, the Company’s income before income taxes increased by 173% to $1,080,811 in 2009 2Q, compared to 2008 2Q.

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

Operating expenses

          The Company’s operating expenses for the six months ended June 30, 2009 and 2008 were comprised of sales and marketing and general and administrative expenses only.

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

Results of Operations

          The following table sets forth unaudited statements of operations data for the three months ended June 30, 2009 and 2008 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report and the Company’s financial statements and the related notes appearing elsewhere in this document.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008

	(Unaudited)
Net sales	100%	100%	100%	100%
Cost of sales	97.02%	96.92%	95.66%	98.05%

Gross profit	2.98%	3.08%	4.34%	1.95%

Operating expenses:
Selling	0.04%	0.04%	0.03%	0.04%
General and administrative	1.46%	1.66%	1.99%	1.55%
Total operating expenses	1.50%	1.70%	2.02%	1.59%

Income from operations	1.48%	1.38%	2.32%	0.36%

Other expenses:
Interest expenses	-0.16%	-0.61%	-0.27%	-0.51%
Miscellaneous	0.14%	0.10%	0.11%	-0.06%

Income (loss) before income taxes	1.46%	0.87%	2.16%	-0.21%

Income taxes expenses	0.24%	0.00%	0.35%	0.00%

Net income (loss)	1.22%	0.87%	1.81%	-0.21%

Unaudited Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

          Net sales

          Net sales increased by $28,758,347 or 63.6%, from $45,245,693 in the three months ended June 30, 2008 to $74,004,040 in the three months ended June 30, 2009. The increase was mainly due to upward market price trends for Samsung’s products and the strong demand for Graphic RAM and FLASH products during the 2009 2nd Quarter, resulting in higher sales when compared to the three months ended June 30, 2008.

          Cost of sales

          Cost of sales increased by $27,945,775, or 63.7%, from $43,850,748 for the three months ended June 30, 2008 to $71,796,523 for the three months ended June 30, 2009. The increase in cost of sales was principally attributable to the increase in net sales stated above.

          Gross profit

          Gross profit increased by $812,572 or 58.2%, from $1,394,945 for the three months ended June 30, 2008 to $2,207,517 for the three months ended June 30, 2009. The gross profit margin was maintained at around 3% of net sales for the 2nd Quarter 2008 and 2009. The increase in gross profit resulted primarily from strong market demand for certain memory products, resulting in an increase in prices during the 2nd Quarter 2009.

          Operating expenses

          Sales and marketing expenses increased by $10,202 or 53.2%, from $19,159 for the three months ended June 30, 2008 to $29,361 for the three months ended June 30, 2009. The percentage of expenses in the 2nd Quarter 2008, compared to net sales, was maintained at approximately the same level as in the 2nd Quarter 2009, and the increase was principally attributable to the increase in net sales sated above.

          General and administrative expenses increased by $332,022 or 44.2%, from $750,417 in the three months ended June 30, 2008 to $1,082,439 in the three months ended June 30, 2009. This increase was principally attributable to an increase in staff salaries and remuneration paid to the Company’s executive officers.

          Income from operations for the Company was $1,095,717 for the three months ended June 30, 2009 compared to $625,369 for the three months ended June 30, 2008, representing an increase in income from operations of $470,348. This increase was principally the result of the increase in gross profit during the second quarter of 2009.

          Other income (expenses)

          Interest expense decreased by $160,559 or 58.1%, from $276,477 in the three months ended June 30, 2008, to $115,918 in the three months ended June 30, 2009. This decrease was mainly due to a decrease in the Company’s use of open, and draw downs on, letters of credit, to obtain goods from its suppliers, and by cancellation of certain banking facilities during the second quarter of 2009.

          The Company’s net income increased by $505,898, from $395,427 for the three months ended June 30, 2008 to net income of $901,325 for the three months ended June 30, 2009, primarily due to the increase in gross profit during the second quarter of 2009.

          Income tax

          Income tax increased by $179,487 or 100%, from $0 for the three months ended June 30, 2008 to $179,487 for the three months ended June 30, 2009, primarily due to the estimated tax provision on profits of the Company for the period ended June 30, 2009.

Liquidity and capital resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          The short-term borrowings from banks to finance the cash flow required to finance the purchase of Samsung memory products from Samsung HK must be made a day in advance of the release of goods from Samsung HK’s warehouse, which occurs before receipt of payments from customers upon physical delivery of such goods in Hong Kong. In most instances, such receipt of payments takes approximately two days from the date of such delivery. In certain limited instances, customers of Atlantic are permitted up to 30 days to make payment for purchased memory products. As the anticipated cash generated by the Company’s operations is insufficient to fund our growth requirements, we will need to obtain additional funds. There can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. The Company’s business growth and prospects would be materially and adversely affected due to such failure. If additional funds are obtained from an equity financing, the holders of our Common Stock may experience substantial dilution. In addition, if our results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

          In the six months ended June 30, 2009, net cash provided by operating activities was $4,298,709 while in the six months ended June 30, 2008, net cash used for operating activities was $5,102,076, with an increase of cash provided by operating activities of $9,400,785. This increase was primarily due to a decrease in inventories, accounts receivable and accounts payable as of June 30, 2009.

          In the six months ended June 30, 2009, net cash provided by investing activities was $3,534,408 while in the six months ended June 30, 2008, ACL used $580,452 for investing activities, with an increase of cash provided of $4,114,860. This decrease was primarily due to released of restricted cash and restricted marketable securities due to the cancellation of certain bank facilities during the period ended June 30, 2009.

          In the six months ended June 30, 2009, net cash used for financing activities was $8,548,521 while in the six months ended June 30, 2008, net cash provided by financing activities was $5,014,326, with a decrease of cash provided by financing activities of $13,562,847. This decrease was due to the Company’s repayment of certain bank lines of credit and cancellation of certain bank facilities during the 2nd Quarter 2009.

          An essential element of the Company’s growth in the future will be to obtain adequate additional working capital to meet anticipated market demand in the southern part of China.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk for changes in interest rates as our bank borrowings accrue interest at floating rates of 0.25% to 0.5% over the Best Lending Rate (currently at the range of 5% to 5.25% per annum) prevailing in Hong Kong. For the six months ended June 30, 2009 and the six months ended June 30, 2008, Atlantic did not generate any material interest income (expense). Accordingly, we believe that changes in interest rates will not have a material effect on our liquidity, financial condition or results of operations.

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

          (b) There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

No Reports on Form 8-K were filed during the three months ended June 30, 2009.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: August 13, 2009	By:	/s/ Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: August 13, 2009	By:	/s/ Kenneth Lap-Yin Chan

Kenneth Lap-Yin Chan
Chief Financial Officer