Form 10-Q
period 2009-09-30
ACL SEMICONDUCTOR INC
filed 2009-11-20
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

B24-B27, 1/F., Block B
Proficient Industrial Centre, 6 Wang Kwun Road
Kowloon, Hong Kong

(Address of principal executive offices) (Zip code)

011-852-2799-1996

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The Registrant had 28,729,936 shares of common stock outstanding as of November 15, 2009.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30, 2009 (Unaudited)	As of December 31, 2008

Current assets:
Cash and cash equivalents	$1,124,059	$1,784,355
Restricted cash	2,086,504	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008	6,976,965	10,230,464
Accounts receivable, related parties	12,322,829	8,412,729
Inventories, net	1,659,156	2,060,195
Restricted marketable securities	—	500,000
Marketable securities	—	—
Other current assets	52,385	30,051

Total current assets	24,221,898	28,187,547

Property, equipment and improvements, net of accumulated depreciation and amortization	6,380,704	6,007,456

Other deposits	83,631	392,069

	$30,686,233	$34,587,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of September 30, 2009 (Unaudited)	As of December 31, 2008

Current liabilities:
Accounts payable	$11,471,650	$13,669,779
Accrued expenses	616,637	396,755
Lines of credit and notes payable	8,890,632	16,447,742
Current portion of long-term debt	317,654	160,447
Current portion of capital lease	309,918	58,683
Income tax payable	645,853	5,588
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	1,786,256	301,076

Total current liabilities	24,150,985	31,152,455

Long-term liabilities
Long-term debts, less current portion	2,828,330	2,361,711
Capital lease, less current portion	188,712	43,055

Total long-term liabilities	3,017,042	2,404,766

Deferred tax	19,468	8,343

	27,187,495	33,565,564

Stockholders’ equity:
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,729,936 issued and outstanding at September 30, 2009 and 28,329,936 issued and outstanding at December 31, 2008	28,730	28,330
Additional paid in capital	3,658,627	3,593,027
Amount due from stockholder/director	(39,633)	(39,633)
Accumulated deficit	(148,986)	(2,560,216)

Total stockholders’ equity	3,498,738	1,021,508

	$30,686,233	$34,587,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales
Related parties	$3,852,303	$1,381,083	$10,358,202	$6,877,496
Other	69,785,807	49,941,168	198,712,013	142,603,903
Less discounts to customers	(806)	(3,309)	(8,244)	(8,257)

	73,637,304	51,318,942	209,061,971	149,473,142

Cost of sales	71,888,286	49,627,985	202,439,712	145,867,069

Gross profit	1,749,018	1,690,957	6,622,259	3,606,073

Operating expenses
Selling	24,280	20,963	73,060	57,899
General and administrative	1,694,741	927,387	4,064,871	2,452,602

Income from operations	29,997	742,607	2,484,328	1,095,572

Other income (expenses)
Interest expense	(87,828)	(330,203)	(370,638)	(830,507)
Interest income	301	22,477	7,316	67,407
Rental income	19,744	22,308	64,359	66,923
Net income on cashflow hedge	17,724	45,814	66,446	106,166
Management fee income	18,577	6,538	44,295	16,923
Profit/(loss) on disposal of automobile	(2,404)	—	18,946	—
Loss on disposal of marketable securities	—	(9,708)	—	(227,781)
Income from insurance compensation	719,711	—	719,711	—
Miscellaneous	3,113	49,817	27,857	48,593

Income before income taxes provision	718,935	549,650	3,062,620	343,296

Income taxes provision	253,954	17,411	651,390	17,411

Net Income	$464,981	$532,239	$2,411,230	$325,885

Earnings per share - basic and diluted	$0.02	$0.02	$0.08	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008

Cash flows provided by (used for) operating activities:
Net profits	$2,411,230	$325,886

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	191,352	135,353
Bad debts	697,803	—
Change in inventory reserve	(258,718)	76,923
Gain on revaluation of investment property	—	(80,054)
Loss on disposal of marketable securities	—	227,781
Gain on disposal of automobiles	(18,946)	—
Issuance of common stocks to consultant as professional fee under share option scheme	66,000	—

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	2,555,697	(4,967,255)
Accounts receivable - related parties	(3,910,101)	(61,465)
Inventories	659,756	(5,707,880)
Other current assets	(22,334)	62,183
Deposits	308,438	(4,824)

Increase (decrease) in liabilities
Accounts payable	(2,198,130)	6,249,467
Accrued expenses	219,882	251,625
Income tax payable	640,265	24,539
Other current liabilities	1,485,180	693,058
Deferred tax	11,125	—

Total adjustments	427,269	(3,100,549)

Net cash (used for) provided by operating activities	2,838,499	(2,774,663)

Cash flows provided by (used for) investing activities:
Repayments from stockholders	—	34,359
Decrease (increase) of restricted cash	3,083,251	(141,027)
Decrease (increase) investment in Securities (restricted)	500,000	(500,000)
Cash proceeds from sales of marketable securities	—	946,229
Cash proceeds from sales of automobile	48,077	—
Purchases of property, equipment and improvements	(593,732)	(194,359)

Net cash provided by investing activities	3,037,596	145,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (CONTINUED) (Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows provided by financing activities:
Proceeds on lines of credit and notes payable	(7,557,110)	3,900,680
Borrowing from long-term debt	769,231	—
Repayments to long-term debt	(145,405)	(113,217)
Borrowing under capital lease	533,403	62,538
Principal repayments under capital lease obligation	(136,510)	(39,305)

Net cash provided by (used for) financing activities	(6,536,391)	3,810,696

Net decrease in cash and cash equivalents	(660,296)	1,181,237

Cash and cash equivalents, beginning of the period	1,784,355	1,597,674

Cash and cash equivalents, end of the period	$1,124,059	$2,778,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

ACL Semiconductors, Inc. was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brand name which comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities were consolidated with those of Atlantic.

NOTE 2.	Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc., a Delaware corporation, and its subsidiaries, Atlantic and Alpha (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of September 30, 2009 and December 31, 2008, and the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and the cash flows for the nine month periods ended September 30, 2009 and 2008.

The results of operations for nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Basis of Consolidation - The condensed consolidated financial statements include the accounts of ACL Semiconductors Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates - Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues recognition, allowance for doubtful account, long lived assets impairment, inventories, and disclosure of contingent assets and liabilities, the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from these estimates and assumptions.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition - The Company derives revenues from resale of computer memory products. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

Currency Reporting - Amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company’s subsidiaries is Hong Kong dollars (“HKD”) as most of the Company’s operations are conducted in HKD. Foreign currency transactions (outside Hong Kong) during the period are translated into HKD according to the prevailing exchange rate at the relevant transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at period-end exchange rates

For the purpose of preparing these consolidated financial statements, the financial statements of ACL reported in HKD have been translated into U.S. Dollars at US$1.00=HKD7.8, a fixed exchange rate maintained between the United States and China.

Concentration of Risk - The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distributorship Agreement”). Samsung HK supplied approximately 54% and 49% of materials acquired by the Company for the nine months ended September 30, 2009 and 2008, respectively. The Distributorship Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distributorship Agreement has been renewed for one-year terms more than ten times, most recently on March 1, 2009. The Company has never failed to meet the sales quotas set forth in the Distributorship Agreement, however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able, in the event Samsung does not supply sufficient volumes, to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, the Company purchased $34,303,640, $21,779,620, $110,961,728 and $74,197,431, respectively, of components to Samsung HK. At September 30, 2009 and December 31, 2008, the Company’s accounts payable, net of rebate receivables due to Samsung, totaled $9,469,102 and $6,695,409, respectively.

Reclassifications - Certain reclassifications were made to the prior period consolidated financial statements in order to conform the current consolidated financial statement presentation.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Earnings Per Common Share - In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares subject to outstanding options or that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have a material impact on our financial statements.

In the third quarter of 2009, the Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (“ASC 470 Update”), effective January 1, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations, as we do not have any convertible debt that is accounted for under the guidance of ASC 470.

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of this guidance will not have a material impact on our disclosures, since we have not engaged in transfers of financial assets.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.	Inventories

Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Finished goods	$1,774,541	$2,434,297

Less allowance for excess and obsolete inventory	(115,385)	(374,102)

Inventories, net	$1,659,156	$2,060,195

NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Land and Buildings	$5,871,234	$5,871,234
Office equipment	151,895	151,147
Leasehold improvements	211,192	187,627
Furniture and fixtures	13,273	13,273
Automobiles	357,389	373,416
Machinery	499,614	—

Total property and equipment	7,104,597	6,596,697

Less accumulated depreciation and amortization	723,893	589,241

Property and equipment, net	6,380,704	6,007,456

Depreciation and amortization expense totaled $60,572 and $42,456 for the three months ended September 30, 2009 and 2008, respectively, and $191,352 and $135,353 for the nine months ended September 30, 2009 and 2008, respectively.

Automobiles and machinery include the following amounts under capital leases:

	September 30, 2009	December 31, 2008

Cost	$702,487	$193,514
Less accumulated depreciation	105,072	51,463

Total	597,415	142,051

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Capital Lease Obligation

The Company leases automobiles and machinery under six capital leases that expire between August 2010 and July 2011. Aggregate future obligations under the capital leases in effect as of September 30, 2009 are as follows:

Capital Lease

Year ending September 30,
2010	329,612
2011	199,962

Total minimum lease obligations	529,574

Less amounts representing interest	(30,944)

Present value of future minimum lease payments	498,630

Less current portion of capital lease obligation	(309,918)

Capital lease obligation, less current portion	188,712

Interest expense related to capital leases totaled $6,351 and $1,714 for the three months ended September 30, 2009 and 2008, respectively, and $10,161 and $4,533 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6.	Stock Options

On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company business. The Plan permits the Company to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the of the Internal Revenue Code (the “Code”), and other options which do not qualify as Incentive Stock Options (the “Non-Qualified Options”) and stock awards.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Board of Directors may at any time terminate the Plan or from time to time make such modifications or amendments to the Plan as it may deem advisable and the Board of Directors or Committee may adjust, reduce, cancel and regrant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board of Directors without the approval of stockholders, amend the Plan if required by any federal, state, local or foreign laws or regulations or any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where options or stock purchase rights are granted under the Plan.

Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

There were no options outstanding as of September 30, 2009 and 2008, respectively.

NOTE 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Mr. Yang

As of September 30, 2009 and December 31, 2008, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $39,633 and $39,633, respectively.

For the three months ended September 30, 2009 and 2008, the Company recorded and paid $350,000 and $305,000 respectively, to Mr. Yang as compensation. For the nine months ended September 30, 2009 and 2008, the Company recorded and paid $1,250,000 and $685,026, respectively, to Mr. Yang as compensation.

Transactions with Classic Electronics Ltd.

Mr. Ben Wong, a director of ACL, owns 99.9% of the equity of Classic Electronics Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. As of September 30, 2009 and December 31, 2008, the Company had outstanding accounts receivable from Classic totaling $1,717,320 and $1,717,320, respectively. This accounts receivable has been outstanding for more than 12 months.

Classic has historically met its payment obligations to the Company and the Company has no reason to believe that Classic’s receivables are not collectible. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic. The Company has received verbal assurances from Mr. Yang of his intent and ability to perform under the above-referenced guarantee and based on information provided by Mr. Yang, his net worth is approximately $17 million. In addition, as discussed in Note 13, the Company has entered into a payment plan with Classic, which payment plan contains a “due on demand” clause.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Transactions with Solution Semiconductor (China) Ltd.

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, the Company renewed a lease agreement with Solution pursuant to which the Company leases one facility. The lease agreement for this facility expires on March 31, 2012. The Company’s monthly lease payment under this lease is $1,090. The Company incurred and paid to Solution an aggregate rent expense of $3,270 and $3,270 for the three months ended September 30, 2009 and 2008, respectively, and $9,810 and $9,810 for the nine months ended September 30, 2009 and 2008, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Ltd.

Mr. Yang is a director and the sole beneficial owner of the equity interests of Systematic Information Ltd. (“Systematic Information”). On September 1, 2008, the Company entered into a lease agreement with Systematic pursuant to which the Company leases office space for a monthly rent of $641. The lease agreement for this property expires on August 31, 2010. The aggregate rent expense was $1,923, $1,923, $5,769 and $5,769 for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.

During the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, the Company received management fees of $2,038, $0, $3,397 and $0 respectively, from Systematic Information. There were no outstanding accounts receivable due from Systematic Information as of September 30, 2009 and December 31, 2008. The Company has not experienced any bad debt from this customer in the past.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Systematic Semiconductor Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic Semiconductor”). During the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, the Company received management fees of $1,923, $0, $7,692 and $0 respectively, from Systematic Semiconductor. There were no outstanding accounts receivable due from Systematic Semiconductor as of September 30, 2009 and December 31, 2008. The management fees were charged as the back office support to Systematic Semiconductor.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Transactions with Aristo Technologies Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Aristo Technologies Ltd. (“Aristo”). During the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, the Company received management fees of $11,538, $0, $23,077 and $0 respectively, from Aristo. The management fees were charged as the back office support to Aristo.

During the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, the Company sold $3,852,303 $1,381,083, $10,360,842 and $6,877,496 respectively, of memory products to Aristo. Outstanding accounts receivable due from Aristo totaled $10,742,930 and $6,695,409 as of September 30, 2009 and December 31, 2008, respectively.

During the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, the Company purchased $1,253,604, $3,113,690, $8,777,395 and $4,549,896, respectively, of memory products from Aristo. There were no outstanding accounts payable to Aristo as of September 30, 2009 and December 31, 2008.

Aristo has historically met its payment obligations to the Company and the Company has no reason to believe that Aristo’s receivables are not collectible. In addition, as discussed in Note 13, the Company entered into a payment plan with Aristo according to which the outstanding balance of accounts receivable will be paid over the course of 2010 which payment plan contains a “due on demand” clause.

Transactions with Aristo Components Ltd.

Mr. Ben Wong is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). During the three months ended September 30, 2009 and the nine months ended September 30, 2009, the Company received management fees of $3,077 and $8,846, respectively, from Aristo Comp. There were no outstanding accounts receivable due from Aristo Comp as of September 30, 2009 and December 31, 2008. The management fee was charged as back office support for Aristo Comp.

Transactions with City Royal Limited

Mr. Yang is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.	Bank Facilities

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA and Standard Chartered Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

For loans from DBS Bank, a fixed cash deposit of $703,974 (HK$5,491,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a security interest on a residential property located in Hong Kong owned by City, a security interest on a workshop located in Hong Kong owned by Solution, plus a personal guarantee of Mr. Yang;

2.

For loans from BEA, a fixed cash deposit of $1,382,529 (HK$10,783,728) a security interest on a workshop located in Hong Kong owned by Systematic Information, a security interest on a workshop located in Hong Kong owned by Solution, plus an unlimited personal guarantee of Mr. Yang;

3.	For loans from Standard Chartered Bank, an unlimited personal guarantee of Mr. Yang.

The summary of banking facilities at September 30, 2009 is as follows:

	Granted facilities	Utilized facilities	Not utilized facilities

Overdraft	$25,641	$—	$25,641
Installment Loan	2,509,176	2,402,394	106,782
Factoring Loan	4,487,179	896,244	3,590,935
Import/Export Loan	8,205,128	7,994,388	210,740
Letter of Guarantee	384,615	384,615	—
Term Loan	769,231	743,590	25,641

	$16,380,970	$12,421,231	$3,959,739

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2009, amounts borrowed by the Company under the revolving lines of credit described above are repayable within a period of three (3) months of drawdown. Other loan facilities repayable are referred to in Note 9 – Long Term Debt.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	Long Term Debt

Long Term Debt consisted of the following at September 30, 2009 and December 31, 2008:

	Date of Maturity	September 30, 2009	December 31, 2008

Installment loan to DBS bank payable in monthly installments of $9,663 including interest at 2.75% below the Hong Kong dollar Prime Rate	July 2026	$1,591,828	$1,648,222

Installment loan to DBS bank payable in monthly installments of $3,782 including interest at 2% below the Hong Kong dollar Prime Rate	July 2011	80,670	112,312

Installment loan to DBS bank payable in monthly installments of $5,240 including interest at 2.5% below the Hong Kong dollar Prime Rate	July 2023	729,896	761,624

Term loan to BEA bank payable in monthly installments of $16,287 including interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 2%.	June 2014	743,590	—

		3,145,984	2,522,158

Less: current maturities		317,653	160,447

		$2,828,331	$2,361,711

An analysis of long-term debt as of September 30, 2009 and December 31, 2008 is as follows:

Current portion		$317,653	$160,447

After 1 year, but within 2 years		595,797	316,063
After 2 years, but within 5 years		544,804	257,789
After 5 years		1,687,730	1,787,859

		2,828,331	2,361,711

		$3,145,984	$2,522,158

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Cash Flow Information

Cash paid during the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,

	2009	2008

Interest	$370,638	$830,507

Income taxes	$—	$—

Compensation received from insurance company related to bad debt under factoring coverage	$719,711	$—

Non-Cash Activities:
Income tax provision	$651,390	$17,411

NOTE 11.	Fair Value of Financial Instruments

Fair Value of Financial Instruments

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 -	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -

Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	1,124,059	—	—	1,124,059
Restricted cash	2,086,504	—	—	2,086,504

Total assets	$3,210,563	$—	$—	$3,210,563

NOTE 12.	Derivative instruments

On February 1, 2009, the Company adopted SFAS 161 as referenced in Note 1. The adoption of SFAS 161 requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

Since all of the Company sales are done in USD, the bank is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company purchases FX forward contracts from the banks to secure the exchange rate for a period of time in order to hedge any FX exposure between HKD and USD throughout the purchase and sale period. The Company applies hedge accounting based upon the criteria established by SFAS 133, whereby the Company designates its derivatives as cash flow hedges. Cash flows from the derivative programs were classified as operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2009, there is a participating forward currency option agreement between the Company and Standard Charter Bank for the Company to buy US$500,000 from SCB at a contract rate of 7.735 at specified dates up to January 7, 2010 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the contract rate at settlement dates. The gain on this forward contract during the year ended December 31, 2008 was $36,346 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of September 30, 2009, the target redemption forward currency option agreement between the Company and Standard Charter Bank for the Company to buy US$750,000 from SCB at a lower strike contract rate of 7.75 and an upper strike contract rate of 7.85 at specified dates up to April 29, 2010 for settlement with the bank on a monthly basis has matured and terminated on January 29, 2009. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the lower strike contract rate or greater than the upper strike contract rate at settlement dates. The gain on this forward contract has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of September 30, 2009, there is a pivot bonus forward currency option agreement between the Company and Standard Charter Bank for the Company to buy US$1,000,000 from SCB at a lower strike contract rate of 7.73 and an upper strike contract rate 7.749 at specified dates up to July 2, 2009 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy in triple amounts if the spot rate is less than the lower strike contract rate at settlement date. The gain on this forward contract during the year ended December 31, 2008 was $56,410 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of September 30, 2009, the Company has holdings of US$500,000 Commodity Basket Linked Notes which were issued by Standard Charter Bank at specified dates up to February 17, 2009. According to the terms of agreements, the Company agreed to receive interest at a rate equal to 6% if the Basket Return is larger than 0% and 100% redeemed if the Basket Return is less than or equal to 0% on the maturity date. The Company fully redeemed the securities on the maturity date of February 17, 2009 and received profits of $17,378 which has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheet as of September 30, 2009 were as follows:

	As of September 30, 2009

	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities

Derivatives designated as hedging instruments under SFAS 133
Cash flow hedges:
Foreign exchange contracts	1,500,000	—	—	—	—
Total derivatives not designated as hedging instruments under SFAS 133	$—	—	—	—	—

Total derivatives	$1,500,000	—	—	—	—

(1)	Represents the face amounts of contracts that were outstanding as of September 30, 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended September 30, 2009 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1)

	Three months ended September 30, 2009	Nine months ended September 30, 2009	Location	Three months ended September 30, 2009	Nine months ended September 30, 2009	Location	Three months ended September 30, 2009	Nine months ended September 30, 2009

Cash flow hedges:

Foreign exchange contracts US$500,000	—	—	Interest and other, net	—	—	Interest and other, net	2,917	9,673
Foreign exchange contracts USD750,000	—	—	Interest and other, net	—	—	Interest and other, net	—	1,259
Foreign exchange contracts US$1,000,000	—	—	Interest and other, net	—	—	Interest and other, net	5,128	35,898
Foreign exchange contracts US$1,000,0 00	—	—	Interest and other, net	—	—	Interest and other, net	9,679	19,616

Total cash flow hedges	$—	$—		$—	$—		$17,724	$66,446

NOTE 13.	Subsequent Events

Effective as of October 1, 2009, Classic, a related party, and the Company agreed to a payment plan for the pay down of accounts receivable from Classic of $1,717,320 as of September 30, 2009 according to which Classic has agreed to pay to the Company $650,000 before the end of 2009 with the remainder of the accounts receivable balance to be paid during 2010. Mr. Alan Yang, our Chief Executive Officer, director and majority stockholder has personally guaranteed up to $10 million of outstanding accounts receivable of Classic.

Effective as of October 1, 2009, Aristo, a related party, and the Company agreed to a payment plan for the pay down of accounts receivable from Aristo that have aged more than 90 days according to which Aristo has agreed to pay to the Company over the course of 2010. Mr. Alan Yang, our Chief Executive Officer, director and majority stockholder is the sole beneficial owner of Aristo.

On November 2, 2009, the Company entered into two leases for office space. The leases expire on November 30, 2014. The monthly lease payments are $4,487 and $7,051, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

          The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2008, as amended, (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and Second Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

          Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview and Background

          The Company, through its wholly-owned subsidiary Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), is engaged primarily in the business of distribution of memory products under “Samsung” brand name which principally comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, and all its operations were consolidated with those of Atlantic.

          As of September 30, 2009, ACL had more than 150 active customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in the Company’s financial statements are recurring in nature.

Overview

Net sales

          Sales from Samsung HK are recognized upon the transfer of legal title of the electronic components to the customers. The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The suggested prices set by Samsung HK that the Company charge its customers are subject to change by the Company based on prevailing economic conditions and their impact on the market.

          Net sales for the three and nine months ended September 30, 2009 (sometimes referred to as “2009 3Q”) were 43.5% and 39.9% greater than net sales for the three and nine month periods ended September 30, 2008. The Company’s gross profit for 2009 3Q and the nine months ended September 30, 2009 increased by 3.4% and 83.6% over the gross profit for the comparable periods of the prior fiscal year. This increase in gross profit was mainly due to the strong demand in memory products in the PRC market, particularly for NAND FLASH products from the consumer electronics segment and increased prices for DRAM and Graphic RAM products arising out of a general market shortage of supplies thereof.

          As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels the Company did not deem commercially reasonable. Accordingly, on a case by case basis, the Company has elected to terminate or not renew several of its credit facilities resulting in a reduction in the Company’s external financing from banks by 1% and 47% for the three and nine months comparative periods in 2008. To address the reduction in available credit facilities, the Company is relying on its own cash reserves and cash flows from operations to fund its ongoing operations and has tightened the credit terms it extends to its customers. As a result, the Company does not expect that the reduction in available credit facilities is going to have a materially adverse impact upon its operations for the foreseeable future.

          With the increase of commission income from Samsung due to high volume turnover and increase in unit price, the Company’s income before income taxes provision has increased by 31% to $718,935 in 2009 3Q, compared to 2008 3Q and 792% to $3,062,620 in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008.

          The Company expects the market for memory products to remain relatively flat during the fourth quarter of 2009 as a result of market saturation.

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

Operating expenses

          The Company’s operating expenses for the nine months ended September 30, 2009 and 2008 were comprised of sales and marketing and general and administrative expenses only.

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

          Interest expense, including finance charges, relates primarily to Atlantic’s short-term and long-term bank borrowings and capital lease obligations, which the Company intends to reduce.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$73,637,304	$51,318,942	$209,061,971	$149,473,142

Cost of sales	71,888,286	49,627,985	202,439,712	145,867,069

	1,749,018	1,690,957	6,622,259	3,606,073

Operating expenses
Selling	24,280	20,963	73,060	57,899
General and administrative	1,694,741	927,387	4,064,871	2,452,602

Income from operations	29,997	742,607	2,484,328	1,095,572

Other income (expenses)	688,938	(192,957)	578,292	(752,276)

Income before income taxes provision	718,935	549,650	3,062,620	343,296

Income taxes provision	253,954	17,411	651,390	17,411

Net Income	$464,981	$532,239	$2,411,230	$325,885

Earnings per share - basic and diluted	$0.02	$0.02	$0.08	$0.01

Net Sales

          The following table presents our net sales for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$73,637,304	$51,318,942	43.5%	$209,061,971	$149,473,142	39.9%

          Net sales increased by $22,318,362 or 43.5%, from $51,318,942 for the three months ended September 30, 2008 to $73,637,304 in the three months ended September 30, 2009. The increase was mainly due to the strong demand and resulting higher sales prices for memory products in the PRC market, especially for Nand Flash, DRAM and Graphic RAM products.

          Net sales increased by $59,588,829 or 39.9%, from $149,473,142 for the nine months ended September 30, 2008 to $209,061,791 in the nine months ended September 30, 2009. The increase was mainly due to upward market price trends for Samsung’s products and the strong demand for Nand Flash, DRAM, Graphic RAM and Flash products.

Cost of sales

          The following table presents our cost of sales for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$71,888,286	$49,627,985	44.9%	$202,439,712	$145,867,069	38.8%

          Cost of sales increased by $22,260,301, or 44.9%, from $49,627,985 for the three months ended September 30, 2008 to $71,888,286 for the three months ended September 30, 2009. For the nine months ended September 30, 2009, cost of sales increased by $56,572,643, or 38.8%, as compared to the nine months ended September 30, 2008. The increase in both periods was principally attributable to the increase in net sales.

Gross Profit

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$1,749,018	$1,690,957	3.4%	$6,622,259	$3,606,073	83.6%

          Gross profit increased by $58,061, or 3.4%, from $1,690,957 for the three months ended September 30, 2008 to $1,749,018 for the three months ended September 30, 2009. The increase was principally attributable to the increase in net sales.

          For the nine months ended September 30, 2009, gross profit increased by $3,016,186, or 83.6%, as compared to the nine months ended September 30, 2008. The increase was primarily attributable to the increase in net sales during such period.

Sales and Marketing

          The following table presents the sales and marketing expenses for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$24,280	$20,963	15.8%	$73,060	$57,899	26.2%

          For the three months ended September 30, 2009, sales and marketing expenses increased $3,317, or 15.8%, as compared to the three months ended September 30, 2008. For the nine months ended September, 2009, sales and marketing expenses increased by $15,161 or 26.2%, as compared to the nine months ended September 30, 2008. Such increase was directly attributable to and reflective of an increased sales and marketing effort by the Company.

General and Administrative

          The following table presents the general and administrative expenses for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$1,694,741	$927,387	82.7%	$4,064,871	$2,452,602	65.7%

          For the three months ended September 30, 2009, general and administrative expenses increased $767,354, or 82.7%, as compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, general and administrative expenses increased $1,612,269, or 65.7%, as compared to the nine months ended September 30, 2008. This increase was principally attributable to the default by an unrelated customer under liquidation on an account receivable of the Company in the amount of $697,803 and increases in compensation paid to Company employees and executives. This defaulted amount was subsequently recovered in full by the Company through its receipt of factoring insurance proceeds included in “Other income”.

Income from Operations

          The following table presents the income from operations for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$29,997	$742,607	(96.0)%	$2,484,328	$1,095,572	126.8%

          Income from operations for 2009 Q3 decreased by $712,610, or 96%, from $742,607 for the three months ended September 30, 2008 to $29,997. Such decrease was mainly due to a bad debt of $697,803 owed by a customer that is in liquidation.

          For the nine months ended September 30, 2009, income from operations increased by $1,388,756, or 126.8%, as compared to the nine months ended September 30, 2008. Such increase was attributable mainly to the gross profit increase net of bad debt and compensation paid to Company employees and executives increased.

Interest Income

          The following table presents the interest income for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$301	$22,477	(98.7)%	$7,316	$67,407	(89.1)%

          For the three months ended September 30, 2009, interest income decreased $22,176, or 98.7%, as compared to the three months ended September 30, 2008. For the nine months ended September, 2009, interest income decreased $60,091, or 89.1%, as compared to the nine months ended September 30, 2009. These decreases in interest income for both comparative periods were due to a reduction in interest from restricted cash and lower interest rates.

Interest Expense

          The following table presents the interest expense for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$87,828	$330,203	(73.4)%	$370,638	$830,507	(55.4)%

          For the three months ended September 30, 2009, interest expense decreased by $242,375 or 73.4%, from $330,203 in the three months ended September 30, 2008 to $87,828 in the three months ended September 30, 2009. For the nine months ended September 30, 2009, interest expense decreased by $459,869 or 55.4%, from $830,507 in the nine months ended September 30, 2009 to $370,638 in the nine months ended September 30, 2009. These decreases were mainly due to a decrease in the use by the Company of letters of credit to obtain goods from suppliers.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$17,724	$45,814	(61.3)%	$66,446	$106,166	(37.4)%

          For the three months ended September 30, 2009, income on cash flow hedge decreased by $28,090, or 61.3%, as compared to the three months ended September 30, 2008. For the nine months ended September, 2009, net income on cash flow hedge decreased by $39,720, or 37.4%, as compared to the nine months ended September 30, 2009. The decreases were due to the expiration or termination of several currency hedging contracts in 2009.

Income from Insurance Compensation

          The following table presents the income from insurance compensation for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$719,711	$—	N/A	$719,711	$—	N/A

          During the three and nine months ended September 30, 2009, one of the Company’s customers that owed the Company $697,803 went in liquidation. Since the debt was purchased through a bank under a factoring agreement which offered 90% credit risk coverage plus reimbursement of costs, the Company received $719,711 in insurance proceeds to settle the claim.

Income Tax Provision

          The following table presents the income tax provision for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$253,954	$17,411	1358.6%	$651,390	$17,411	3641.3%

          Income tax provision increased by $236,543 or 1358.6% from $17,411 for the three months ended September 30, 2008 to $253,954 for the three months ended September 30, 2009. For the nine months ended September 30, 2009, income tax provision increased by 633,979 or 3641.3% over the nine months ended September 30, 2008. The increases were due to an increase in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          The Company’s principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. The Company’s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

          As of September 30, 2009, the Company had revolving lines of credit and loan facilities in the aggregate amount of $16,380,970, of which $3,959,739 was available (representing an approximately 47% reduction in the Company’s borrowing lines of credit from December 31, 2008), which reduction was attributable to the termination of three lines of credit with three banks in the aggregate amount of $14,562,619. In connection therewith, $3,083,249 of restricted bank deposits were released to the Company. Other detailed disclosures on credit facilities are made in Note 8 and Note 9 of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2009, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

          The Company’s ability to draw down under its various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels the Company did not deem commercially reasonable. Accordingly, on a case by case basis, the Company has elected to terminate or not renew several of its credit facilities resulting in a significant reduction in the Company’s available short term borrowings.

          To address the reduction in available credit facilities, the Company is relying on its own cash reserves and cash flows from operations to fund its ongoing operations and has tightened the credit terms it extends to its customers. As a result, the Company does not expect that the reduction in available credit facilities is going to have a materially adverse impact upon its operations for the foreseeable future.

          The Company will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

          The following factors, among others, could have negative impacts on the Company’s results of operations and financial position: the termination or change in terms of the Distributorship Agreement; pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung’s memory products; the Company’s ability to attract new customers; an increase in competition in the memory products market; and the ability of some of the Company’s customers to obtain financing.

          Although the Company believes its expectations of future growth are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update our expectations to conform them to actual results or to reflect changes in expectations.

Net Cash Provided by Operating Activities

          In the nine months ended September 30, 2009, net cash provided by operating activities was $2,838,499 while in the nine months ended September 30, 2008, net cash used for operating activities was $2,774,663, an increase of $5,613,162. This increase was primarily due to an increase of accounts receivable and other liabilities including a $1,773,948 trade deposit received as of September 30, 2009.

Net Cash Used Provided by Investing Activities

          For the nine months ended September 30, 2009, net cash provided by investing activities was $3,037,596 while in the nine months ended September 30, 2008, net cash used for investing activities was $145,202, an increase in cash used of $2,892,394. This increase was primarily due to the decrease of restricted cash and marketable securities net of purchase of automobiles and machinery as of September 30, 2009.

Net Cash Provided by Financing Activities

          In the nine months ended September 30, 2009, net cash used for financing activities was $6,536,391 while in the nine months ended September 30, 2008, net cash provided by financing activities was $3,810,696, a decrease of $10,347,087. This decrease was due to the Company repayment of certain bank lines of credit and cancellation of bank facilities as of September 30, 2009.

Principles of Consolidation

          The consolidated financial statements of ACL Semiconductors Inc. include the accounts of Atlantic Components Ltd., a Hong Kong subsidiary and Alpha Perform Technology Limited, a BVI subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Polices

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

Inventory Valuation.

          ACL’s policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. ACL determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates ACL uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If ACL’s demand forecast is greater than its actual demand it may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

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

Recent Accounting Pronouncements

          In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have a material impact on our financial statements.

          In the third quarter of 2009, the Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (“ASC 470 Update”), effective January 1, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations, as we do not have any convertible debt that is accounted for under the guidance of ASC 470.

          In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of this guidance will not have a material impact on our disclosures, since we have not engaged in transfers of financial assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T.	Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

          In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of September 30, 2009, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because we have not completed the remediation discussed elsewhere in this Item 4T of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

          Our management has concluded that there are material weaknesses in our internal controls over financial reporting. These weaknesses include:

          Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 4T;

•	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

	–	none of our board of directors is independent;

	–	no financial expert on our board of directors has been designated;

	–	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;

	–	an effective whistleblower program has not been established;

	–	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;

	–	there is insufficient oversight of accounting principle implementation;

	–	there is insufficient review of related party transactions; and

	–	there is insufficient review of recording of stock transactions.

•

We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors’ oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls;

•

We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	There was inadequate communication from management to employees regarding the general importance of controls and employees duties and control responsibilities;

•

We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

•

We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate controls over our management information systems related to program changes, segregation of duties, and access controls;

•

We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed; and

•	We were unable to assess effectiveness of our internal control over financial reporting in a timely matter.

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

          Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

          Inadequate controls over purchases and disbursements. We had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•	We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

•	We had inadequate procedures and controls to ensure proper authorization of purchase orders; and

•	We had inadequate approvals for payment of invoices and wire transfers.

          As of September 30, 2009, we had not completed the remediation of any of these material weaknesses. In addition, we have not yet furnished a management report for the years ended December 31, 2008 and December 31, 2007 and intend to furnish such report by way of amendment to the respective Annual Report on Form 10-K filed for such periods by not later than December 31, 2009. The failure to furnish such management report for the periods ended December 31, 2008 and December 31, 2007 in a timely manner additionally renders our disclosure controls and procedures ineffective.

          We are addressing the outstanding material weaknesses described above, as well as our control environment. We also expect to undertake the following remediation efforts:

•

We plan to evaluate the composition of our board of directors and to determine whether to add independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our board of directors become independent;

•	We plan on drafting quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors;

•

We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the web site in the governance section and in the common areas in the office. We plan on providing a toll free number for reporting complaints and will hire a specific third party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors;

•

Management intends to continue to provide SEC and US GAAP training for employees and retain external consultants with appropriate SEC and US GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, policy and procedure compilation assistance, and other related advisory services;

•

We intend on developing an internal control over financial reporting evidence policy and procedures which contemplates, among other items, a listing of all identified key internal controls over financial reporting, assignment of responsibility to process owners within the Company, communication of such listing to all applicable personnel, and specific policies and procedures around the nature and retention of evidence of the operation of controls;

•

We intend on undertaking a restricted access review to analyze all financial modules and the list of persons authorized to have edit access to each. We will remove or add authorized personnel as appropriate to mitigate the risks of management or other override; and

•	We plan to re-assign roles and responsibilities in order to improve segregation of duties.

          These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above. We likely will not have sufficient time to implement our remediation plan before testing our internal control over financial reporting for our current fiscal year that will end December 31, 2009.

          Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. The discussion above in this Item 4T includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 4T for a more complete understanding of the topics presented.

          We are committed to improving our internal control processes and will continue to diligently review our internal control over financial reporting and our disclosure controls and procedures. The failure to implement adequate controls may result in deficient and inaccurate reports under the Exchange Act.

Changes in Internal Control over Financial Reporting

     Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

          None

Item 1A.	Risk Factors

          There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.	Defaults Upon Senior Securities

          None

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.	Other Information

          None

Item 6.	Exhibits and reports on form 10Q

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: November 20, 2009	By:	/s/ Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: November 20, 2009	By:	/s/ Kenneth Lap-Yin Chan

Kenneth Lap-Yin Chan
Chief Financial Officer