Form 10-K/A
period 2007-12-31
ACL SEMICONDUCTOR INC
filed 2010-01-07
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

____________________________________________________

ACL Semiconductors Inc.

(Exact name of Registrant as specified in its charter)

Delaware	16-1642709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code : 011-852-2799-1996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act).	Yes ☐	No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2007 was approximately $713,992 based upon the closing price of $0.12 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of April 11, 2008 was 28,329,936.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

This Amendment No. 2 to ACL Semiconductors, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2007 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission (“SEC”).

This Form 10-K/A amends and restates Item 1 and Item 1A of Part I, Item 5, Item 6, Item 7 and Item 9AT of Part II, Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Stockholder’s Equity, Consolidated Statement of Cash Flows, and the Notes to Consolidated Financial Statements of Part IV. This amendment also adds a restatement footnote as Note 15 of Part IV. No other information included in the original Form 10-Q is amended hereby.

For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 16, 2008, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

On September 8, 2003, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic (“Mr. Yang”), which set forth the terms and conditions of the exchange by Mr. Yang of his common shares of Atlantic, representing all of the issued and outstanding capital stock of Atlantic, in exchange for the issuance by the Company to Mr. Yang and certain financial advisors of an aggregate of twenty five million (25,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company (the “Transaction”). Pursuant to the Exchange Agreement, the Company and Atlantic agreed, inter alia, to elect Mr. Yang and Mr. Ben Wong to the board of directors (“Board of Directors”) of the Company upon the closing of the Transaction (the “Closing”), effective as of that date (the “Closing Date”), at which time, all of the Company’s existing directors resigned.

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

Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, Digital Still Cameras, Digital Voice Recorders, USB Disks, Flash Cards, etc. In addition, Solid State Disk hard disks (SSD) will be the next arena that NAND FLASH is expected by the Company to penetrate in the marketplace. The SSD hard disk could gradually dominate the traditional hard disk for notebook markets. Samsung is a major supplier in the world of FLASH products. In 2005, Samsung NAND Flash revenue was approximately US$6,580 millions, representing 35% of Flash’s (NAND + NOR) market share.

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

Customers

As of December 31, 2007, the Company had over 120 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Aristo Technologies Ltd. (“Aristo”), a related party, accounted for 11% and 11% of the Company’s net sales for the year ended December 31, 2007and 2006. Other than the Company’s most significant customer who accounted for 32% of the Company’s net sales for the year ended December 31, 2007, no other customer accounted for more than 25% of the Company’s net sales for 2007 and 2006, respectively. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

Sales and Marketing

As of December 31, 2007, the Company employed a total of 15 sales and marketing personnel, each of whom has several years experience in the memory products industry. Eight of these salespeople are stationed in the Company’s headquarters in Hong Kong, and seven of them work out of the Company’s representative office in Shenzhen, China as customer liaisons. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

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

We are subject to a number of risks. Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous SEC filings. This section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The risks and uncertainties set out below are not the only risks and uncertainties we face. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. The information included in this Annual Report is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.

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

In addition, Samsung has the right to increase the number of distributors of its memory products in Hong Kong and the Southern China markets without consulting us. If Samsung significantly increases the number of authorized distributors of its memory products, competition among Samsung distributors, would increase and we may not be able to meet our annual sales quota, which could increase the likelihood that Samsung would not renew the Distribution Agreement, or if renewed, that we could operate profitably.

If the growth rate of either memory products sold or the amount of memory used in each product decreases, sales of our products could decrease.

We are dependent on the computer and consumer electronics market as many of the memory products that we distribute are used in PCs or peripheral products. DRAMs are the most widely used semiconductor components in PCs and FLASH products are mostly used in the consumer electronics products. In recent years, the growth rate of PCs sold has slowed or declined. If there is a continued reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our memory products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected. However, the continued growth of consumer electronics markets over the past several years has favorably affected our operations, cash flow and financial condition.

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

There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to March 31, 2008, the closing price of our Common Stock fluctuated from a per share high of $2.95 to a low of $0.06 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and (5) any other unpredictable and uncontrollable factors.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

We leased a warehouse unit of approximately 3,000 square feet located at 6/F, Kevin Wong Development Building, 11 Tai Yip Street, Kwun Tong, Kowloon, Hong Kong. The lease was for two years with Kevin Wong Holding Limited and expired on January 24, 2009, with monthly rental payments of HK$12,800 (approximately US$1,641).

We lease an office unit of approximately 2,682.9 square feet that is located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is from August 24, 2007 to August 23, 2010 with monthly lease payments of RMB20,122 (approximately US$2,719).

We own an investment property of approximately 3,000 square feet located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong, which is leased to Macdermid Hong Kong Limited from August 1, 2007 to August 31, 2009 with monthly lease income of HK$58,000 (approximately US$7,436).

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarters ended	High	Low
Quarter ended March 31, 2008
Quarter ended March 31, 2008	$0.12	$0.12
Fiscal Year ended December 31, 2007
Quarter ended December 31, 2007	$0.09	$0.08
Quarter ended September 30, 2007	$0.12	$0.12
Quarter ended June 30, 2007	$0.12	$0.10
Quarter ended March 31, 2007	$0.10	$0.10
Fiscal Year ended December 31, 2006
Quarter ended December 31, 2006	$0.18	$0.07
Quarter ended September 30, 2006	$0.13	$0.08
Quarter ended June 30, 2006	$0.24	$0.11
Quarter ended March 31, 2006	$0.27	$0.12

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

Equity Compensation Plan Information

2006 STOCK OPTION PLAN

On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The Plan permits the Company to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), and other options which do not qualify as Incentive Stock Options (the “Non-Qualified Options”) and stock awards.

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

As of December 31, 2007, there were no options outstanding under the Plan.

Item 6.	Selected Financial Data

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

Overview

Corporate Background

We are engaged primarily in the business of distribution of memory products under the “Samsung” brand name which comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets.

As of December 31, 2007, we had over 120 active customers in Hong Kong and Southern China.

Depending on the product specifications, pricing for the Samsung memory products range from approximately $0.17 to $750. We also sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

For the years ended December 31, 2007 and 2006, the largest 5 customers accounted for 61% and 41% of our net sales, respectively. As of December 31, 2007, we had net current liabilities of $28,966,568 and an accumulated deficit of $1,638,177. We generated net sales of $160,404,924 for the year ended December 31, 2007 and recorded a net income of $436,092. In addition, during the year ended December 31, 2007, net cash provided by operating activities amounted to $1,125,907.

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

Net sales

Net sales are recognized upon the transfer of legal title of the electronic components to customers. As of December 31, 2007 we had over 120 active customers.

Net sales for fiscal year 2007 were $160,404,924, which increased by 52% or $54,762,801 compared to fiscal year 2006. The turnover has met the Company’s expectation for 2007 in general.

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

Revenue Recognition

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

Inventory Valuation

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

Allowance for Doubtful Accounts

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

Results of Operations

The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2007 and 2006 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31, (US$)
	2007	2006
Net sales	$160,404,924	$105,642,123
Cost of sales	156,553,635	101,544,098
Gross profit	3,871,289	4,098,025
Operating expenses:
Sales and marketing	69,260	791,367
General and administrative	2,942,542	2,272,057
Total operating expenses	3,011,802	3,063,424
Income from operations	859,487	1,034,601
Other income (expenses)	(235,562)	(420,782)
Income before income taxes provision	623,925	613,819
Income taxes provision	187,833	163,415
Net income	$436,092	$450,404

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales

Year Ended December 31,
2007	2006	% Change
$160,404,924	$105,642,123	51.8%

Sales increased by $54,762,801 or 51.8% from $105,642,123 for year ended December 31, 2006 to $160,404,924 for the year ended December 31, 2007. The increase was mainly due to increased sales to OEM factories in Hong Kong and South China areas, resulting in a higher turnover when compared to the year ended December 31, 2006.

Cost of Sales

Year Ended December 31,
2007	2006	% Change
$156,533,635	$101,544,098	54.2%

Cost of sales increased $54,989,537 or 54.2%, from $101,544,098 for the year ended December 31, 2006 to $156,533,635 for the year ended December 31, 2007. The cost of sales increased in proportion to the increase of net sales and reduction of commission by Samsung from 2.4% to 1.8%.

Gross Profit

Year Ended December 31,
2007	2006	% Change
$3,871,289	$4,098,025	-5.5%

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

Sales and Marketing

Year Ended December 31,
2007	2006	% Change
$69,260	$791,367	-91.2%

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

General and Administrative

Year Ended December 31,
2007	2006	% Change
$2,942,542	$2,272,057	29.5%

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

Income from Operations

Year Ended December 31,
2007	2006	% Change
$859,487	$1,034,601	-16.9%

Income from operations was $859,487 for the year ended December 31, 2007 compared to $1,034,601 for the year ended December 31, 2006, a decrease of income of $175,114. The decrease was mainly due to decrease in Samsung Commission and increase of operating expenses.

Interest Expense

Year Ended December 31,
2007	2006	% Change
$1,009,006	$688,693	46.5%

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

Unrealized Gains on Pledged Marketable Securities

Year Ended December 31,
2007	2006	% Change
$404,780	$—	N/A

Unrealized gain on pledged marketable securities increased by $404,780 from $0 in the year ended December 31, 2006, to $404,780 in the year ended December 31, 2007. The increase was mainly attributable to the increase in the market value as of December 31, 2007 over the cost of purchase of certain securities pledged by the Company in favor of Hang Seng Bank Limited (“Hang Seng”) (see Note 3 in the Financial Statements).

Net Income on Cash Flow Hedge

Year Ended December 31,
2007	2006	% Change
$64,590	$—	N/A

Net income on cash flow hedge increased by $64,590 from $0 in the year ended December 31, 2006 to $64,590 in the year ended December 31, 2007. This increase was due to the Company entering into more currency hedging contracts through DBS and SCB bank in 2007. Details of the currency hedging contracts can be found in Note 11 on page F-21.

Interest Income

Year Ended December 31,
2007	2006	% Change
$169,055	$79,838	111.7%

Interest income increased by $89,217 from $79,838 in the year ended December 31, 2006 to $169,055 in the year ended December 31, 2007, principally as a result of increased of bank deposits and interest rates during the year 2007.

Income Tax Provision

Year Ended December 31,
2007	2006	% Change
$187,833	$163,415	14.9%

Income tax provision increased by $24,418 from $163,415 for the year ended December 31, 2006 to $187,833 for the year ended December 31, 2007. The provision was estimated by the profits of Atlantic for the year ended.

Net Income

Year Ended December 31,
2007	2006	% Change
$436,092	$450,404	-3.2%

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

As of December 31, 2007, the Company had revolving lines of credit and loan facilities in the aggregate amount of $25,023,076, of which $6,353,495 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 3 and 4 of the Notes to Consolidated Financial Statements on pages F-16 to F-18, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets. Our ability to draw down under our various credit and loan facilities is, in each case, subject to the ongoing willingness of the relevant lending institution to make advances thereunder, and security coverage ratios as required from time to time. No assurance can be given that we will continue to have access to these or other lines of credit in the same amount or at all.

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

Net Cash Provided by Operating Activities

In the year ended December 31, 2007, net cash provided by operating activities amounted to $1,125,907 while in the year ended December 31, 2006, net cash used for operating activities amounted to $6,287,126, an increase of $7,413,033. This increase was primarily due to increase of accounts payable and accounts receivables at the end of 2007.

Net Cash Used for Investing Activities

In the year ended December 31, 2007, net cash used for investing activities amounted to $6,412,547 while in the year ended December 31, 2006, net cash provided by investing activities amounted to $4,756,596, an increase in cash used $1,655,951. Increase was primarily due to the increase of purchases of fixed assets, restricted cash deposited and restricted marketable securities with the bank as part of the terms of bank borrowings during the year 2007.

Net Cash Provided by Financing Activities

In the year ended December 31, 2007, net cash provided by financing activities amounted to $5,436,828 while in the year ended December 31, 2006, net cash used for financing activities was $9,953,409, a decrease of $4,516,581. Decrease was primarily due to increase of advance on long-term debt and borrowings on the lines of credit and loan facilities.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2007 over the next five years and thereafter:

Payments by Period
	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	166,774	94,700	72,074	—	—
Line of credit and notes payable – short-term	15,610,488	15,610,488	—	—	—
Short term loans	252,770	252,770	—	—	—
Long term loans	2,769,440	180,228	340,590	247,570	2,001,052
Total Contractual Obligations	$18,799,472	$16,138,186	$412,664	$247,570	$2,001,052

Off-Balance Sheet Arrangements

None.

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

In November 2007, the SEC released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides interpretive guidance on the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This SAB supersedes SAB 105 and expresses the current view of the SEC that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This SAB retains that SEC’s view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 shall apply to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

In December 2007, the SEC released Staff Accounting Bulletin No. 110, “Certain Assumptions Used In Valuation Methods” (“SAB 110”). SAB110 provides interpretive guidance on the SEC’s views regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, SAB 107 will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, SEC stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Management Report on Internal Controls over Financial Reporting

In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of December 31, 2008, the last day of the fiscal year covered by this Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because we have not completed the remediation discussed elsewhere in this Item 9AT of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our management has concluded that there are material weaknesses in our internal controls over financial reporting. These weaknesses include:

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 9AT;

•	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:
–	none of our board of directors is independent;
–	no financial expert on our board of directors has been designated;
–	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;
–	an effective whistleblower program has not been established;
–	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;
–	there is insufficient oversight of accounting principle implementation; and
–	there is insufficient review of related party transactions.
–	there is insufficient review of recording of stock transactions.
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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

As of December 31, 2007, we had not completed the remediation of any of these material weaknesses. In addition, although we are including our management report in this Annual Report on Form 10K/A, our failure to file a management report for the periods ended December 31, 2008 and December 31, 2007 in a timely manner renders our disclosure controls and procedures ineffective.

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

•	We plan on drafting quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.
•

We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the Company web site in the governance section and in the common areas in the office. We plan on providing a toll free number for reporting complaints and will hire a specific third party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors.

•

Management intends to continue to provide SEC and US GAAP training for employees and retain external consultants with appropriate SEC and US GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, policy and procedure compilation assistance, and other related advisory services.

•

We intend on developing an internal control over financial reporting evidence policy and procedures which contemplates, among other items, a listing of all identified key internal controls over financial reporting, assignment of responsibility to process owners within the Company, communication of such listing to all applicable personnel, and specific policies and procedures around the nature and retention of evidence of the operation of controls.

•

We intend on undertaking a restricted access review to analyze all financial modules and the list of persons authorized to have edit access to each. We will remove or add authorized personnel as appropriate to mitigate the risks of management or other override.

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

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. The discussion above in this Item 9AT includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 9AT for a more complete understanding of the topics presented.

We are committed to improving our internal control processes and will continue to diligently review our internal control over financial reporting and our disclosure controls and procedures. The failure to implement adequate controls may result in deficient and inaccurate reports under the Exchange Act.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2007, and their biographical information are set forth below:

NAME	AGE	POSITION
Chung-Lun Yang	46	Chairman of the Board of Directors and Chief Executive Officer
Ben Wong	44	Director
Kenneth Lap-Yin Chan	45	Chief Financial Officer

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2007 are Chung-Lun Yang, our Chief Executive Officer, and Kenneth Lap-Yin Chan, our Chief Financial Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

Post-Termination/Change of Control Compensation

We do not have any arrangements with the Named Executive Officers to provide them with compensation following termination of employment.

Tax Implications of Executive Compensation

Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2007 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2007.

Hedging Policy

We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

Option Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2007.

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

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last two fiscal years ended December 31, 2007 and December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	(1)		(2)	(3)	(4)
		($)	($)	($)	($)	($)	($)	($)	($)
Chung-Lun Yang,	2007	$812,821	—	—	—	—	—	$17,521	$830,342
Chief Executive Officer and Chairman of the Board	2006	200,000	—	—	—	—	—	68,280	268,280
(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $17,521 for the year ended December 31, 2007 and $68,280 for the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

Compensation of Directors

Except with respect to Ben Wong who was paid fees of $72,435 during the year ended December 31, 2007, none of our directors who served during the year ended December 31, 2007 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

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

Name and Address of	Shares of Common Stock	Percentage of Class
Beneficial Owner	Beneficially Owned	Beneficially Owned(1)
Chung-Lun Yang (2) (3) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	22,380,000	78.9%

Ben Wong (3) 19B, Tower 8, Bellagio, 33 Castle Peak Road, Sham Tseng, New Territories, Hong Kong	0	0.0%

Kenneth Lap-Yin Chan (2) Flat B, 8/F., Block 19, South Horizons, Aplei Chau, Hong Kong	0	0.0%

All Directors and Officers as a Group	22,380,000	78.9%
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

(2)	Executive Officer
(3)	Director

Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

For the years ended December 31, 2007 and 2006, we recorded compensation to Mr. Yang of $812,821and $200,000 respectively, and paid $812,821 and $200,000 respectively to Mr. Yang as compensation to him.

During each of the years ended December 31, 2007 and 2006, we paid rent of $17,521 and $68,280 respectively for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

Transactions with Classic Electronic Ltd.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic Electronic Ltd. (“Classic”) . The remaining 0.1% of Classic is owned by a non-related party. As of December 31, 2007 and 2006, we had net outstanding accounts receivable from Classic totaling $1,717,859 and $6,709,495, respectively. This account receivable has been outstanding for more than 12 months.

Classic has historically met its payment obligations to the Company and the Company has no reason to believe that Classic’s receivables are not collectible. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic. The Company has received verbal assurances from Mr. Yang of his intent and ability to perform under the above-referenced guarantee and based on information provided by Mr. Yang, his net worth is approximately $17 million. In addition, as discussed in Note 14, the Company has entered into a payment plan with Classic, which payment plan contains a “due on demand” clause

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $0 and $44,418 to Classic for the years ended December 31, 2007 and 2006 respectively.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited (“SCB”). The maximum amount of facilities that could be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

On July 6, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with The Bank of East Asia Limited (“BEA”). The cross guarantee was temporarily created due to selling of properties by Classic to Atlantic. During the period of execution of the assignment of legal title, BEA requested a cross guarantee for both companies. All facilities and outstanding loan balances were booked under and utilized by Atlantic which will not absorb any losses from Classic. Subsequently, the cross guarantees were released on December 8, 2006.

Transactions with Solution Semiconductor (China) Ltd.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution Semiconductor (China) Ltd. (“Solution”) . The remaining 1% of Solution is owned by a non-related party. On April 01, 2007, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $12,385 and $3,436 to Solution during the year ended December 31, 2007 and 2006.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited (“Citic”) and SCB respectively.

Transactions with Systematic Information Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On August 31, 2006, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $641. We incurred and paid an aggregate rent expense of $7,692 and $2,564 to Systematic Information during the year ended December 31, 2007 and 2006.

During the years ended December 31, 2007 and 2006, we received service charges $11,538 and $6,410 respectively, from Systematic Information. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic Information.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $17,521 and $38,462 to Systematic Information during the year ended December 31, 2007 and 2006.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from SCB.

Transactions with Aristo Technologies Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo Technologies Ltd. (“Aristo”) . During the years ended December 31, 2007 and 2006, we sold $17,165,728 and $11,986,047, respectively, to Aristo. Outstanding accounts receivable totaled $6,237,905 and $662,972 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007 and 2006, we purchased inventories of $3,633,424 and $1,584,985, respectively, from Aristo. As of December 31, 2007 and 2006, there was no outstanding accounts payable to Aristo.

Aristo has historically met its payment obligations to the Company and the Company has no reason to believe that Aristo’s receivables are not collectible. In addition, as discussed in Note 14, the Company entered into a payment plan with Aristo according to which the outstanding balance of accounts receivable will be paid over the course of 2010 which payment plan contains a “due on demand” clause.

Transactions with Global Mega Development Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2007 and 2006, we received management fee of $5,769 and $7,692 respectively, from Global. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Global. The management fees were charged for back office support for Global.

Transactions with Intelligent Network Technology Ltd.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent Network Technology Ltd. (“Intelligent”) . The remaining 20% of Intelligent is owned by a non-related party. During the years ended December 31, 2007 and 2006, we received management fees of $0 and $7,692 respectively, from Intelligent. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Intelligent. The management fees were charged for back office support for Intelligent.

Transactions with Systematic Semiconductor Ltd.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2007 and 2006, we received a management fee of $16,026 and $15,384 respectively, from Systematic. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic. The management fees were charged for back office support for Systematic.

Transactions with First World Logistics Ltd.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World Logistics Ltd. (“First”) . During the years ended December 31, 2007 and 2006, we sold $0 and $7,720,975 respectively to First.

During the years ended December 31, 2007 and 2006, we purchased inventories for $0 and $825,900 respectively from First. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from First.

Transactions with City Royal Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”).

Item 14.	Principal Accounting Fees and Services

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by JTC Fair Song CPA Firm and Jeffrey Tsang & Co for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended December 31, 2007 and December 31, 2006, respectively, and fees billed for other services rendered by JTC Fair Song CPA Firm and Jeffrey Tsang & Co during those periods.

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$35,000	$35,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total	$—	$—

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by and Jeffrey Tsang & Co. and JTC Fair Song CPA Firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2007 or 2006.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2007 or 2006.
(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2007 or 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this Report
(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report
(2)	The financial statements listed in the Index are filed a part of this report.
Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.
(3)	List of Exhibits
See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
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

ACL SEMICONDUCTORS INC.
By:	/s/ Chung-Lun Yang
Chung-Lun Yang Chief Executive Officer

Dated:	January 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 6, 2010
Chung-Lun Yang

/s/ Kenneth Lap-Yin Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	January 6, 2010
Kenneth Lap-Yin Chan

/s/ Ben Wong	Director	January 6, 2010
Ben Wong

ACL Semiconductors Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2007 and December 31, 2006 and

the Years Ended December 31, 2007 and 2006

With Report of Independent Registered Public Accounting Firm

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

As discussed in Note 15, the accompanying consolidated financial statements as of December 31, 2006 have been restated.

/s/ JEFFREY TSANG & CO.

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 17, 2007, except for Note 15, which is as of April, 15 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
ACL Semiconductors Inc.
Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows and financial statement schedule of the year ended December 31, 2007, as listed in the index appearing in this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Company for the years ended December 31, 2006 and December 31, 2005, which are showed as comparative figures in the accompanying financial statements. The financial statements of the Company for the year ended December 31, 2006 were audited by the predecessor principal auditors, Jeffery Tsang & Co. Certified Public Accountants, whose report was dated April 17, 2007.

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

In addition, as discussed in Note 8 to the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories and this single vendor provided the majority of the Company’s inventory purchases during the year ended December 31, 2007.

/s/ JTC Fairsong CPA Firm
JTC Fairsong CPA Firm
CERTIFIED PUBLIC ACCOUNTANTS
Shenzhen, China
April 15, 2008

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
		(As Restated) (1)
Current assets:
Cash and cash equivalents	$1,597,674	$1,447,486
Restricted cash	4,203,057	2,708,577
Accounts receivable, net of allowance for doubtful accounts of $0 for 2008 and 2007	7,594,784	2,008,474
Accounts receivable, related parties	7,955,764	7,372,467
Inventories, net	3,483,994	3,253,255
Restricted marketable securities	769,231	—
Marketable securities	404,780	—
Income tax refundable	49,375	—
Other current assets	83,061	40,937
Total current assets	26,141,720	16,831,196
Property, equipment and improvements, net of accumulated depreciation and amortization	6,933,998	3,909,121
Other deposits	387,245	381,038
Total Assets	$33,462,963	$21,121,355

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2007	2006
		(As Restated) (1)
Current liabilities:
Accounts payable	$12,592,685	$5,009,723
Accrued expenses	186,738	314,224
Lines of credit and loan facilities	15,610,488	10,838,467
Current portion of long-term debt	135,237	90,569
Current portion of capital lease	44,991	17,170
Income tax payable	—	74,839
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	268,573	293,617
Total current liabilities	28,951,097	16,750,994
Long-term liabilities
Long-term debt, less current portion	2,539,242	1,873,812
Capital lease, less current portion	49,971	27,185
Total long-term liabilities	2,589,213	1,900,997
Deferred tax	15,471	8,813
Total liabilities	31,555,781	18,660,804
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,329,936 issued and outstanding	28,330	28,330
Additional paid-in capital	3,593,027	3,593,027
Amount due (from) to stockholder/director	(75,998)	913,463
Accumulated deficit	(1,638,177)	(2,074,269)
Total stockholders’ equity	1,907,182	2,460,551
	$33,462,963	$21,121,355

The accompanying notes form an integral part of these consolidated financial statements

(1) See Note 15, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006
		(As Restated) (1)
Net sales:
Related parties	$17,165,728	$19,707,023
Other	143,321,689	85,976,817
Less discounts to customers	(82,493)	(41,717)
	160,404,924	105,642,123
Cost of sales	156,533,635	101,544,098
Gross profit	3,871,289	4,098,025
Operating expenses:
Selling	69,260	791,367
General and administrative	2,942,542	2,272,057
Income from operations	859,487	1,034,601
Other income (expenses):
Rental income	37,179	—
Interest expense	(1,009,006)	(688,693)
Provision for taxation written back	—	150,000
Unrealized gain on marketable securities	404,780	—
Management and service income	33,333	35,256
Net income on cashflow hedge	64,590	—
Interest income	169,055	79,838
Director life insurance policy refund	29,617	—
Exchange differences	34,672	2,114
Miscellaneous:	218	703
Income before income taxes provision	623,925	613,819
Income taxes provision	187,833	163,415
Net income	$436,092	$450,404
Earnings per share - basic and diluted	$0.02	$0.02
Weighted average number of shares - basic and diluted	28,329,936	28,329,936

The accompanying notes form an integral part of these consolidated financial statements

(1)     See Note 15, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common stock		Additional paid-in capital	Due (from)/to stockholder/ Director	Accumulated deficit	Total stockholders’ Equity (deficit)
	Shares	Amount
Balance at December 31, 2005	27,829,936	27,830	3,360,405	(102,936)	(2,524,673)	760,626
Issuance of common stock issued to consultant (restated) (1)	500,000	500	104,500			105,000
Issuance of common stock for option issued to employees	—	—	128,122	—	—	128,122
Net increase in due to	—	—	—	1,016,399	—	1,016,399
Net income (restated) (1)	—	—	—	—	450,404	450,404
Balance at December 31, 2006 (restated) (1)	28,329,936	28,330	3,593,027	913,463	(2,074,269)	2,460,551
Net increase in due from	—	—	—	(989,461)	—	(989,461)
Net income	—	—	—	—	436,092	436,092
Balance at December 31, 2007	28,329,936	$28,330	$3,593,027	$(75,998)	$(1,638,177)	$1,907,182

The accompanying notes form an integral part of these consolidated financial statements

(1)     See Note 15, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,
	2007	2006
		(As Restated) (1)
Cash flows provided by (used for) operating activities:
Net income	$436,092	$450,404
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	230,614	78,074
Change in inventory reserve	323,077	100,000
Gain on disposal of equipment	(218)	—
Gain on disposal of marketable securities	(404,780)	—
Fair value of options issued to employees	—	128,122
Issuance of common stocks to consultant as professional fee under share option scheme	—	105,000
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(5,586,310)	(1,492,917)
Accounts receivable – related parties	(583,297)	(5,196,730)
Inventories	(553,816)	(2,265,503)
Refundable deposits	—	1,000,000
Income tax refundable	(49,375)	—
Other current assets	(42,124)	222,363
Other assets	(6,207)	6
Increase (decrease) in liabilities
Accounts payable	7,582,962	513,904
Accrued expenses	(127,486)	41,442
Payable related to debt settlement	—	(76,088)
Income tax payable	(74,839)	(142,614)
Other current liabilities	(25,044)	238,598
Deferred tax	6,658	8,813
Total adjustments	689,815	(6,737,530)
Net cash provided by (used for) operating activities	1,125,907	(6,287,126)
Cash flows used for investing activities:
Advanced (to) from stockholders	(989,461)	1,016,399
Increase in restricted cash	(1,494,480)	(1,939,346)
Increase in restricted marketable securities	(769,231)	—
Cash Proceeds from sales of marketable securities and restricted marketable securities	—	—
Cash Proceeds from sales of equipment	385	—
Purchases of property, equipment and improvements	(3,159,760)	(3,833,649)
Net cash used for investing activities	(6,412,547)	(4,756,596)
Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	4,772,021	7,996,182
Borrowing under long-term debt	801,723	2,000,000
Principal payments under long-term debt	(91,625)	(35,619)
Principal payments under capital lease obligation	(45,291)	(7,154)
Net cash provided by financing activities	5,436,828	9,953,409
Net increase (decrease) in cash and cash equivalents	150,188	(1,090,313)
Cash and cash equivalents, beginning of year	1,447,486	2,537,799
Cash and cash equivalents, end of year	$1,597,674	$1,447,486

	Years ended December 31,
	2007	2006
		(As Restated) (1)
Supplemental disclosure of cash flow information:
Interest paid	$1,009,006	$688,693
Income tax paid	$305,389	$147,217
Supplement schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$91,752	$51,509

The accompanying notes form an integral part of these consolidated financial statements

(1)     See Note 15, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

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

Business Activity

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

Currency Reporting

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2007 and 2006 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at year-end exchange rates.

For the purpose of preparing these consolidated financial statements, the financial statements of Atlantic reported in HKD have been translated into United States dollars (“USD” or “US$”) at US$1.00=HKD7.8, a fixed exchange rate maintained between the two countries.

Consolidation Policy

The consolidated financial statements include the financial statements of ACL Semiconductors Inc. and its wholly owned subsidiaries, Atlantic Components Ltd., and Alpha Perform Technology Limited. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Revenue Recognition

The Company derives revenues from resale of computer memory products. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Segment Reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

Accounts Receivable

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

Inventories

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $323,077 for 2007 and increased by $100,000 for 2006. Inventory obsolescence reserves totaled $564,103 and $241,025 as of December 31, 2007 and 2006, respectively.

Lease assets

Leases that substantially transfer all the benefits and risks of ownership of assets to the company are accounted for as capital leases. At the inception of a capital lease, the asset is recorded together with its long term obligation (excluding interest element) to reflect the purchase and the financing.

Leases which do not transfer substantially all the risks and rewards of ownership to the company are classified as operating leases. Payments made under operating leases are charged to income statement in equal installments over the accounting periods covered by the lease term. Lease incentives received are recognized in income statement as an integral part of the aggregate net lease payments made. Contingent rentals are charged to income statement in the accounting period which they are incurred.

Property, Equipment and Improvements

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

Long-Lived Assets

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

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $7,060 and $7,617 for the years ended December 31, 2007 and 2006 respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

Income Taxes

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

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2007 and 2006, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

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

In November 2007, the SEC released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides interpretive guidance on the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. This SAB supersedes SAB 105 and expresses the current view of the SEC that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. This SAB retains that SEC’s view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 shall apply to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

In December 2007, the SEC released Staff Accounting Bulletin No. 110, “Certain Assumptions Used In Valuation Methods” (“SAB 110”). SAB110 provides interpretive guidance on the SEC’s views regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, SAB 107 will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, SEC stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not anticipate that this new SAB will have any material impact upon its financial condition or results of operations.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

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

Note 2.	Property, Equipment and Improvements:

A summary is as follows:

	2007	2006
Land and buildings	$6,794,629	$3,797,760
Office equipment	147,530	132,722
Leasehold improvements	143,553	46,015
Furniture and fixtures	13,273	10,690
Automobiles	226,056	83,325
	7,325,041	4,070,512
Less: accumulated depreciation and amortization	391,043	161,391
	$6,933,998	$3,909,121

Depreciation and amortization expense for property, equipment, and improvements amounted to $230,614 and $78,074 for the years ended December 31, 2007 and 2006 respectively.

Note 3.	Revolving Lines of Credit and Loan Facilities

The line of credit granted by Dah Sing Bank, Limited to the Company matured on September 30, 2007. The outstanding balances with Dah Sing Bank, Limited were $0 at December 31, 2007and $1,641,000 at December 31, 2006. For borrowings in Hong Kong dollars (“HKD”), the line of credit bore interest at the greater of (1) Hong Kong prime rate or (2) 1% over the Hong Kong Inter-bank Offer Rate (“HIBOR”) as of December 31, 2006. Weighted average interest rate approximated 7.9% for 2007 and 8.1% for 2006. For borrowings in foreign currency, the line of credit carries interest at the Base Rate.

The Company has available to it a $5,128,205 revolving line of credit with DBS Bank with an outstanding balance of $5,635,176 at December 31, 2007 and $4,228,396 at December 31, 2006. The line of credit bears interest at the bank’s standard bills rate less 1.25% for HKD borrowings and at the bank’s standard bills rate less 0.75% for other currency borrowings as of December 31, 2007. Weighted average interest rate approximated 6.7% for 2007 and 6.9% for 2006.

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

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2006 and the letter of guarantee expired on December 17, 2007. The line of credit bears commission 1.5% per annum which will be refunded on pro-rata basis upon return and cancellation of the letter of guarantee.

The Company has available to it a $3,076,923 revolving line of credit with SCB with an outstanding balance of $3,709,379 at December 31, 2007 and $1,015,825 at December 31, 2006. The line of credit bears interest at a rate of the bank’s standard bills rate less 0.5% for HKD facilities and at a rate of the bank’s standard bills rate plus 1% for foreign currency facilities as of December 31, 2007. Weighted average interest rate approximated 7.4% for 2007 and 7.6% for 2006.

The Company has available to it $1,025,641 factory facilities with SCB without any outstanding balance at December 31, 2007. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advanced in HKD or the bank’s standard bills rates less 0.75% for advance in other currency as of December 31, 2007. Weighted average interest rate approximated 7.2% for 2007.

The Company has available to it a $2,307,692 revolving line of credit with BEA with an outstanding balance of $2,303,868 at December 31, 2007 and $2,307,150 at December 31, 2006. The line of credit bears interest at the higher of Hong Kong prime rate or HIBOR for HKD facilities and at other currencies’ LIBOR plus 1.75% for other currencies facilities as of December 31, 2007. Weighted average interest rate approximated 7.9% for 2007 and 8.1% for 2006.

The Company has available to it a $275,749 tax loan with BEA with an outstanding balance of $252,770 at December 31, 2007. The line of credit bears interest at the higher of Hong Kong prime rate less 2% or HIBOR and will be repayable by 11 monthly installments as of December 31, 2007. Weighted average interest rate approximated 7.9% for 2007.

The Company has available to it a $2,307,692 revolving line of credit with Citic with an outstanding balance of $2,297,061 at December 31, 2007 and $1,646,096 at December 31, 2006. The line of credit bears interest at the higher of Hong Kong prime rate less 0.5% or 1 month HIBOR plus 3% as of December 31, 2007. Weighted average interest rate approximated 7.4% for 2007 and 8.1% for 2006.

The Company has available to it a $1,923,077 revolving line of credit and factoring facilities with Hang Seng with an outstanding balance of $1,665,003 at December 31, 2007. The line of credit bears interest at a rate of Hong Kong prime rate less 0.5% for HKD facilities and at a rate of the bank’s board rate less 0.25% for United States Dollar facilities as of December 31, 2007. Weighted average interest rate approximated 7.4% for 2007 and 8.1% for 2006.

The summary of banking facilities at December 31, 2007 is as follows:

	Granted facilities	Utilized facilities	Not utilized facilities
Overdraft	$282,051	$—	$282,051
Installment Loan	2,817,949	2,674,479	143,470
Factoring Loan	6,794,872	—	6,794,872
Import/Export Loan	14,743,589	15,610,487	(866,898)
Letter of Guarantee	384,615	384,615	—
	$25,023,076	$18,669,581	$6,353,495

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2009, amounts borrowed by the Company under the revolving lines of credit and loan facilities described above are repayable within a period of three (3) months of drawdown

Note 4.	Long-Term Debt

A summary is as follows as of December 31:

	2007	2006
Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $9,663 including interest through December 2008 without any balloon payment requirements	$1,719,704	$1,774,020

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $3,782 including interest through December 2008 without any balloon payment requirements	153,052	190,361

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $5,240 including interest through December 2008 without any balloon payment requirements	801,723	—
	2,674,479	1,964,381
Less: current maturities	135,237	90,569
	$2,539,242	$1,873,812
An analysis of long-term debt as of December 31 is as follows:
Current portion	$135,237	$90,569
After 1 year, but within 2 years	290,618	196,797
After 2 years, but within 5 years	247,571	199,153
After 5 years	2,001,053	1,477,862
	2,539,242	1,873,812
	$2,674,479	$1,964,381

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 4.	Long-Term Debt, Continued

With respect to all of the above referenced debt and credit arrangements in Note 3, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS Bank. (formerly Overseas Trust Bank Limited), SCB, BEA, Citic and Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $641,025 (HK$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL plus personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

2.	a fixed cash deposit of $1,323,569 (HK$10,323,842) plus unlimited personal guarantee by Mr. Yang, as collateral for loans from BEA;
3.

a cash deposit/securities not less than $1,282,051 (HK$10,000,000), a security interest on a workshop located in Hong Kong owned by Systematic Information, a related party, a security interest on a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from SCB;

4.	a cash deposit not less than $700,000, a security interest on workshop located in Hong Kong owned by Solution, a related party plus a personal guarantee by Mr. Yang as collateral for loans from Citic.
5.	marketable securities of $769,231 (HK$6,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Hang Seng.
Note 5.	Capital Lease Obligations

The Company has several non-cancelable capital leases relating to automobiles:

	2007	2006
Current portion	$44,991	$44,991
Non-current portion	49,971	49,971
	94,962	94,962

At December 31, the value of automobiles under capital leases as follows:

	2007	2006
Cost	$145,890	$49,992
Less: depreciation	39,344	2,500
	106,545	47,492

At December 31, the Company had obligations under capital leases repayable as follows:

	2007	2006
Total minimum lease payments
-Within one year	$50,381	$19,205
- After one year but within 5 years	56,081	30,407
	106,462	49,612
Interest expenses relating to future periods	(11,500)	(5,257)
Present value of the minimum lease payments	$94,962	$44,355

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 6.	Income Taxes

Income tax expense amounted to $187,833 for 2007 and $163,415 for 2006 (an effective rate of 30% for 2007 and 23% for 2006). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2007	2006
Computed tax at federal statutory rate	$212,135	$208,698
Tax rate differential on foreign earnings of Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company	(119,182)	(118,377)
Tax under/(over) provision for Atlantic	61,428	—
Net operating loss carry forward	33,452	73,094
Other	—	—
	$187.833	$163,415

The income tax provision consists of the following components:

	2007	2006
Federal	$—	$—
Foreign	187,833	163,415
	$187,833	$163,415

The Components of the deferred tax assets and liabilities are as follows:

	2007	2006
Net operating losses	$1,056,992	$987,840
Total deferred tax assets	$1,056,992	$987,840
Less: valuation allowance	(1,056,992)	(987,840)
	$—	$—
Note 7.	Weighted Average Number of Shares

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 8.	Concentrations

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

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 49% and 69%, of materials from Samsung for the years ended December 31, 2007 and 2006, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 3 for details for Mr. Yang’s support of the Company’s banking facilities. At December 31, 2007 and 2006, included in accounts payable were $8,675,069 and $9,562,199, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

During the years ended December 31, 2007 and 2006, 4% and 11%, respectively, of the Company’s sales were generated from Aristo Technologies Ltd. (“Aristo”), a related party (see Note 12 for additional discussion of related party transactions). As of December 31, 2007 and 2006, accounts receivable from related parties included $6,695,409 and $6,237,905, respectively, due from Aristo, which represented 37% and 40%, respectively, of the total accounts receivable due from related and unrelated parties.

As of December 31, 2007 and 2006, Samsung has withheld a total of $350,000 of commission due to the Company as deposits. As agreed with Samsung, the commission deposits were fully refunded to the Company on January 22, 2009.

Note 9.	Retirement Plan:

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $28,530 for 2007 and $21,475 for 2006.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 10.	Commitments

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2007:

	Related Party	Other	Total
Year ending December 31,
2008	$18,205	$76,495	$94,700
2009	3,269	$48,833	$52,102
Thereafter	—	$19,972	$19,972
Total	$21,474	$145,300	$166,774

See Note 12 for related party leases. All leases expire prior to December 31, 2010. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2007. Rent expense for the years ended December 31, 2007 and 2006 totaled $120,942 and $116,321 respectively.

Note 11.	Derivative Instruments

On February 1, 2009, the Company adopted SFAS 161 as referenced in Note 1. The adoption of SFAS 161 requires additional disclosures about HP’s objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

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

As at December 31, 2007 there is a participating forward currency option agreement between the Company and SCB for the Company to buy USD200,000 from SCB at a contract rate of 7.725 at specified dates up to July 03, 2008. According to the terms of the agreements, the Company will buy USD in double amount if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2007 was $20,897.

As at December 31, 2007, there is a participating knock-out forward currency option agreement between the Company and SCB for the Company to buy USD500,000 from SCB at a contract rate of 7.739 at specified dates up to April 23, 2009. According to the terms of the agreements, the Company will buy USD in triple amount if the spot rate is less than the contract rate at specified dates and the agreement will be terminated whenever the spot rate is higher than a rate of 7.809 during the contract period. The gain on this forward contract during the year ended December 31, 2007 was $6,449. The agreement was terminated in January 3, 2008.

No foreign currency exchange agreements were matured as of December 31, 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 11.	Derivative Instruments, Continued

The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheet as of December 31, 2007 were as follows:

	As of December 31, 2007
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
Derivatives designated as hedging instruments under SFAS 133
Cash flow hedges:
Foreign exchange contracts	$1,200,000	—	—	—	—
Total derivatives not designated as hedging instruments under SFAS 133	—	—	—	—	—
Total derivatives	$1,200,000	—	—	—	—
(1)	Represents the face amounts of contracts that were outstanding as of December 31, 2007.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2007 and 2006 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1)
	Year ended December 31, 2007	Year ended December 31, 2006	Location	Year ended December 31, 2007	Year ended December 31, 2006	Location	Year ended December 31, 2007	Year ended December 31, 2006
Cash flow hedges:
Foreign exchange contracts US$200,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	$20,897	$-7
Foreign exchange contracts USD500,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	6,449	-9
Foreign exchange contracts US$500,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	37,244	-4
Total cash flow hedges							$64,590	$-0

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 12.	Related Party Transactions

Transactions with Mr. Yang

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $75,998 and $0. These advances bear no interest and are payable on demand.

For the years ended December 31, 2007 and 2006, we recorded compensation to Mr. Yang of $812,821and $200,000 respectively, and paid $812,821 and $200,000 respectively to Mr. Yang as compensation to him.

During each of the years ended December 31, 2007 and 2006, we paid rent of $17,521 and $68,280 respectively for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

Transactions with Classic Electronic Ltd.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic Electronic Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. As of December 31, 2007 and 2006, we had net outstanding accounts receivable from Classic totaling $1,717,859 and $6,709,495, respectively. This account receivable has been outstanding for more than 12 months.

Classic has historically met its payment obligations to the Company and the Company has no reason to believe that Classic’s receivables are not collectible. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic. The Company has received verbal assurances from Mr. Yang of his intent and ability to perform under the above-referenced guarantee and based on information provided by Mr. Yang, his net worth is approximately $17 million. In addition, as discussed in Note 14, the Company has entered into a payment plan with Classic, which payment plan contains a “due on demand” clause

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $0 and $44,418 to Classic for the years ended December 31, 2007 and 2006 respectively.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited (“SCB”). The maximum amount of facilities that could be utilized by Atlantic was $1.154 millions (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

On July 6, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with The Bank of East Asia Limited (“BEA”). The cross guarantee was temporarily created due to selling of properties by Classic to Atlantic. During the period of execution of the assignment of legal title, BEA requested a cross guarantee for both companies. All facilities and outstanding loan balances were booked under and utilized by Atlantic which will not absorb any losses from Classic. Subsequently, the cross guarantees were released on December 8, 2006.

Transactions with Solution Semiconductor (China) Ltd.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution Semiconductor (China) Ltd. (“Solution”). The remaining 1% of Solution is owned by a non-related party. On April 01, 2007, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. Monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $12,385 and $3,436 to Solution during the year ended December 31, 2007 and 2006.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited (“Citic”) and SCB respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 12.	Related Party Transactions, Continued

Transactions with Systematic Information Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On August 31, 2006, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2008. Monthly lease payment for this lease totaled $641. Upon expiration of the lease on August 31, 2008, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $7,692 and $2,564 to Systematic Information during the year ended December 31, 2007 and 2006.

During the years ended December 31, 2007 and 2006, we received service charges $11,538 and $6,410 respectively, from Systematic Information. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic Information.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $17,521 and $38,462 to Systematic Information during the year ended December 31, 2007 and 2006.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from SCB.

Transactions with Aristo Technologies Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and the sole beneficial owner of Aristo Technologies Ltd. (“Aristo”). During the years ended December 31, 2007 and 2006, we sold $17,165,728 and $11,986,047, respectively, to Aristo. Outstanding accounts receivable totaled $6,237,905 and $662,972 as of December 31, 2007 and 2006, respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2007 and 2006, we purchased inventories of $3,633,424 and $1,584,985, respectively, from Aristo. As of December 31, 2007 and 2006, there was no outstanding accounts payable to Aristo.

Aristo has historically met its payment obligations to the Company and the Company has no reason to believe that Aristo’s receivables are not collectible. In addition, as discussed in Note 14, the Company entered into a payment plan with Aristo according to which the outstanding balance of accounts receivable will be paid over the course of 2010 which payment plan contains a “due on demand” clause.

Transactions with Global Mega Development Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2007 and 2006, we received management fee of $5,769 and $7,692 respectively, from Global. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Global. The management fees were charged for back office support for Global.

Transactions with Intelligent Network Technology Ltd.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent Network Technology Ltd. (“Intelligent”). The remaining 20% of Intelligent is owned by a non-related party. During the years ended December 31, 2007 and 2006, we received a management fee of $0 and $7,692 respectively, from Intelligent. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Intelligent. The management fees were charged for back office support for Intelligent.

Transactions with Systematic Semiconductor Ltd. (“Systematic”)

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2007 and 2006, we received a management fee of $16,026 and $15,384 respectively, from Systematic. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from Systematic. The management fees were charged for back office support for Systematic.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 12.	Related Party Transactions, Continued

Transactions with First World Logistics Ltd.

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World Logistics Ltd. (“First”). During the years ended December 31, 2007 and 2006, we sold $0 and $7,720,975 respectively to First.

During the years ended December 31, 2007 and 2006, we purchased inventories for $0 and $825,900 respectively from First. As of December 31, 2007 and 2006, there was no outstanding accounts receivable from First.

Transactions City Royal Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”).

Note 13.	Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)
	Total	Fourth	Third	Second	First
2007
Total net sales	$160,401	$52,740	$43,895	$31,731	$32,035
Gross profit	3,871	831	1,643	510	887
Net income (loss)	436	6	538	(174)	66
Net income (loss) per share: basic and diluted	0.02	0.00	0.02	(0.01)	0.00
2006 (As Restated) (1)
Total net sales	$105,642	$29,283	$30,139	$21,044	$25,176
Gross profit	4,098	1,228	1,203	716	951
Net income (loss)	450	239	176	(79)	114
Net income (loss) per share: basic and diluted	0.02	0.01	0.01	($0.00)	$0.00

(1) The unaudited selected financial data for the quarters ended December 31, 2006, September 30, 2006, June 30, 2006, and March 31, 2006 has been restated to reflect adjustments related to stock based compensation.

Note 14.	Subsequent Events (Unaudited):

Effective as of October 1, 2009, Classic, a related party, and the Company agreed to a payment plan for the pay down of accounts receivable from Classic of $1,717,320 as of June 30, 2009 according to which Classic has agreed to pay to the Company $650,000 before the end of 2009 with the remainder of the accounts receivable balance to be paid during 2010. Mr. Alan Yang, our Chief Executive Officer, director and majority stockholder has personally guaranteed up to $10 million of outstanding accounts receivable of Classic.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2006 was restated to reflect the omission of the issuance of 500,000 common shares of the Company to a consultant as the consulting and advisory service fee in May 16, 2006 under the Company’s share option scheme. The following financial statement line items for the year ended December 31, 2006 were affected by the omission.

	As Previously		As
	Reported	Adjustments	Restated
Consolidated Statement of Operations
for the year ended December 31, 2006
General and administrative expenses	$2,167,057	$105,000	$2,272,057
Income from operations	1,139,601	(105,000)	1,034,601
Income before income taxes	718,819	(105,000)	613,819
Net profit	555,404	(105,000)	450,404
Earnings per share - basic and diluted	$0.02	$—	$0.02
Weighted average number of shares	27,829,936	324,068	28,154,004
Consolidated Balance Sheet as of December 31, 2006
Common Stock	$27,830	$500	$28,330
Additional paid in capital	3,488,527	104,500	3,593,027
Accumulated deficit	(1,969,269)	(105,000)	(2,074,269)
Total stockholders’ equity	$2,460,551	$—	$2,460,551
Consolidated Statement of Cash Flows
For the year ended December 31, 2006
Cash flows provided by/(used for) operating activities:
Net income	$555,404	$(105,000)	$450,404
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Issuance of common stocks to a consultant as consulting and advisory service fee under share option scheme	—	105,000	105,000
Total Adjustments to reconcile net income to net cash provided by/(used for) operating activities:	(6,842,530)	105,000	(6,737,530)
Net cash provided by/(used for) operating activities	$(6,287,126)	$—	$(6,287,126)

	As Originally	Effect of	As
	Reported	Omission	Adjusted
Consolidated Statement of Stockholder’s Equity
for the year ended December 31, 2006
Common stock:
Balance at December 31, 2005 (27,829,936 shares)	$27,830	$—	$27,830
Issuance of common stock to a consultant as consulting and servicing fee (500,000 shares)	—	500	500
Balance at December 31, 2006 (28,329,936 shares)	$27,830	$500	$28,330
Additional paid-in capital:
Balance at December 31, 2005	$3,360,405	$—-	$3,360,405
Issuance of common stock to a consultant as consulting and servicing fee	—	104,500	104,500
Issuance of common stock for option issued to employees	128,122	—	128,122
Balance at December 31, 2006	$3,488,527	$104,500	$3,593,027
Computed tax at federal statutory rate	$244,398	$—	$244,398
Tax rate differential on foreign earnings of Atlantic Components Ltd., a Hong Kong based company	(154,077)	(35,700)	(189,777)
Net operating loss carry forward	73,094	35,700	108,794
Other	—	—	—
	$163,415	$—	$163,415
The Components of the deferred tax assets and liabilities as at December 31, 2006 are as follows:
Net operating losses	$987,840	$35,700	$1,023,540
Total deferred tax assets	$987,840	$35,700	$1,023,540
Less: valuation allowance	(987,840)	(35,700)	(1,023,540)
	$—	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance At the End of the Year
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$—	$—	$—	$—
Year ended December 31, 2007	$—	$—	$—	$—
Inventory Obsolescence Reserve:
Year ended December 31, 2006	$141,026	$100,000	$—	$241,026
Year ended December 31, 2007	$241,026	$323,077	$—	$564,103
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2006	$914,746	$73,097	$—	$987,840
Year ended December 31, 2007	$987,840	$69,152	$—	$1,056,992