Form 10-K/A
period 2008-12-31
ACL SEMICONDUCTOR INC
filed 2010-01-07
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

B24-B27, 1/F., Block B, Proficient Industrial Centre,
6 Wang Kwun Road, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code: 011-852-2799-1996

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:

Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐	No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act).	Yes ☐	No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $1,427,985 based upon the closing price of $0.24 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of April 13, 2009 was 28,729,936.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

          This Amendment No. 1 to ACL Semiconductors, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2008 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission (“SEC”).

          This Form 10-K/A amends and restates Item 1, Item 1A and Item 2 of Part I, Item 5, Item 6, Item 7 and Item 9AT of Part II, Item 10, Item 11 and Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows, and the Notes to Consolidated Financial Statements. No other information included in the original Form 10-K is amended hereby.

          For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 14, 2009, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

Customers

          As of December 31, 2008, the Company had over 150 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Sales to Aristo Technologies Ltd. (“Aristo”), a related party, accounted for 4% and 11% of the Company’s net sales for the year ended December 31, 2008 and 2007. Other than the Company’s most significant customer who accounted for 43% of the Company’s net sales for the years ended December 31, 2008, no other customer accounted for more than 25% of the Company’s net sales for 2008 and 2007, respectively. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

Sales and Marketing

          As of December 31, 2008, the Company employed a total of 15 sales and marketing personnel, each of whom has several years experience in the memory products industry. Eight of these salespeople are stationed in the Company’s headquarters in Hong Kong, and seven of them work out of the Company’s representative office in Shenzhen, China as customer liaisons. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products. The Company intends to expand its sales force if levels of business materially increase in the next twelve months.

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

Competition

          The memory products industry in the Hong Kong and Southern China markets is very competitive. However, as one of the world’s largest memory products manufacturers, Samsung’s memory products are competitively priced and have an established reputation for product quality and brand name recognition in the retail and PC/Server OEM & Consumer Electronic segments. The Company, as one of the largest distributors of Samsung’s memory products for the Hong Kong and Southern China markets, believes it is in a strong competitive position against other US, European, Japanese and Taiwanese memory products manufacturers and distributors.

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

          The Company’s primary hiring sources for its employees include referrals from existing employees, print and Internet advertising and direct recruiting. All of the Company’s employees are highly skilled and educated and subject to rigorous recruiting standards appropriate for a company involved in the distribution of brand name memory products. The Company attracts talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense. The Company believes its relationship with its employees to be good. However, the Company’s ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of its senior management and key personnel, especially Mr. Yang.

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

          As of December 31, 2008, there were no options outstanding under the Plan.

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

          For the years ended December 31, 2008 and 2007, the largest 5 customers accounted for 64% and 61% of our net sales, respectively. As of December 31, 2008, we had net current liabilities of $31,152,455 and an accumulated deficit of $2,560,216. We generated net sales of $206,082,770 for the year ended December 31, 2008 and recorded a net loss of $922,039. In addition, during the year ended December 31, 2008, net cash provided by operating activities amounted to $174,125.

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

          Net sales for fiscal year 2008 were $206,082,770, which increased by 28% or $45,677,846 compared to fiscal year 2007. The major sales increase came from the first half of 2008 due to expansion in China market share and the reduction in production capacities by Samsung’s rival, Hynix, and other memory makers, which led to larger demand for Samsung’s products. The net sales for the quarter ended December 31, 2008 (“2008 4th Quarter”) was $56,609,629, representing an increase of 7% compared to $52,743,506 for the quarter ended December 31, 2007 (“2007 4th Quarter”). The sales increase is clearly smaller due to the impact on market demand, financial support and cash flow due to recent economic conditions. More memory makers such as Qimonda, Elpida and Micron reported strong cutbacks in production capacities to clear up excess supply. With large amounts of supplies pouring into the market, the prices of memory components have dropped significantly. Through the Company’s expanded network, sales volume has increased significantly to maintain high sales turnover during recent economic conditions.

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

          The Company reported income from operations of $26,656 and loss before income tax of $955,910 for fiscal year 2008. The results were adversely affected mainly due to losses in book value of non-cash items, such as a decrease in the value of the Company’s real property assets of $883,117 and adjustments due to unrealized gains on securities of $227,781. The adjustment of unrealized gains on securities is due to sales of investment securities at a lower value on June 20, 2008 compared to December 31, 2007. The unrealized loss on revaluation of the Company’s real property assets was due to the property market downturn caused by recent economic conditions and the determination of the unrealized loss on revaluation was made by the Company’s Board of Directors based on its direct comparison of the Company’s book value of such real properties against the quoted market prices of comparable properties in Hong Kong. The Company engaged an independent professional surveyor to inform its analysis, but management of the Company assumes full responsibility for such determination. The real properties which the Company owns are exclusively properties in Hong Kong.

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

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2008 and 2007 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31, (US$)
	2008	2007

Net sales	206,082,770	160,404,924
Cost of sales	201,820,793	156,553,635
Gross profit	4,201,977	3,871,289

Operating expenses:
Sales and marketing	76,072	69,260
General and administrative	4,099,299	2,942,542
Total operating expenses	4,175,321	3,011,802

Income from operations	26,656	859,487
Other income (expenses)	(982,566)	(235,562)
(Loss) income before income taxes provision	(955,910)	623,925
Income taxes (reversal) provision	(33,871)	187,833
Net (loss) income	(922,039)	436,092

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales

Year Ended December 31,
2008	2007	% Change

$206,082,770	$160,404,924	28.5%

          Sales increased by $45,677,846 or 28.5% from $160,404,924 for the year ended December 31, 2007 to $206,082,770 for the year ended December 31, 2008. The increase was mainly due to expansion in South China market share and the reduction in production capacities by Samsung, resulting in a higher turnover when compared to the year ended December 31, 2007.

Cost of Sales

Year Ended December 31,
2008	2007	% Change

$201,880,793	$156,533,635	29.0%

          Cost of sales increased $45,347,158 or 29%, from $156,533,635 for the year ended December 31, 2007 to $201,880,793 for the year ended December 31, 2008. The cost of sales increased in proportion to the increase of net sales and reduction of commission by Samsung.

Gross Profit

Year Ended December 31,
2008	2007	% Change

$4,201,977	$3,871,289	8.5%

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

Sales and Marketing

Year Ended December 31,
2008	2007	% Change

$76,072	$69,260	9.8%

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

General and Administrative

Year Ended December 31,
2008	2007	% Change

$4,099,249	$2,942,542	39.3%

          General and administrative expenses increased $1,156,707 or 39.3% from $2,942,542 for the year ended December 31, 2007 to $4,099,249 for the year ended December 31, 2008. This increase was primarily attributable to an increase in Shenzhen office expenses during the year 2008 and an unrealized loss on values of our real property assets in the aggregate amount of $883,117. We intend to continue to keep general and administrative expenses for the year ended December 31, 2009 at approximately the same level as the year ended December 31, 2008. The loss on value of our real property assets in the aggregate amount of $883,117 was determined by the Board of Directors of the Company based on the fair value of such properties as of December 31, 2008 as compared to the book value of such properties prior thereto. In valuing our property assets, we used a direct comparison methodology and assumed vacant possession on existing use and that general economic and market conditions would not materially change in the foreseeable future. The Company engaged an independent professional surveyor to inform its analysis, but management of the Company assumes full responsibility for such determination.

Income from Operations

Year Ended December 31,
2008	2007	% Change

$26,656	$859,487	-96.9%

          Income from operations was $26,656 for the year ended December 31, 2008 compared to $859,487 for the year ended December 31, 2007, a decrease of $832,831. This increase was mainly due to unrealized losses on values of the Company’s real property assets of $883,117 net of increase in gross profit.

Interest Expense

Year Ended December 31,
2008	2007	% Change

$1,073,795	$1,009,006	6.4%

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

Unrealized Gains on Pledged Marketable Securities

Year Ended December 31,
2008	2007	% Change

$—	$404,780	N/A

          Unrealized gains on pledged marketable securities decreased by $404,780 from $404,780 in the year ended December 31, 2007, to $0 in the year ended December 31, 2008. This decrease was mainly due to all pledged marketable securities being sold during the year ended December 31, 2008. The profits were reclassified to the loss on disposal of marketable securities.

Loss on Disposal of Marketable Securities

Year Ended December 31,
2008	2007	% Change

$(227,781)	$—	N/A

          Loss on disposal of marketable securities increased by $227,781, from $0 in the year ended December 31, 2007 to $227,781 in the year ended December 31, 2008. This increase was due to sales of marketable securities at profits of $176,999 during the year end December 31, 2008, adjusted to reflect losses of $227,781 after deductions of $404,780 of unrealized gains as recognized revenue in the year ended December 31, 2007.

Net Income on Cash Flow Hedge

Year Ended December 31,
2008	2007	% Change

$161,288	$64,590	149.7%

          Net income on cash flow hedge increased by $96,698 from $64,590 in the year ended December 31, 2007 to $161,288 in the year ended December 31, 2008. This increase was due to the Company entering into more currency hedging contracts through its banks in 2008. Details of the currency hedging contracts can be found in Note 11 on page F-21.

Interest Income

Year Ended December 31,
2008	2007	% Change

$90,706	$169,055	-46.3%

          Interest income decreased by $78,349 from $169,055 in the year ended December 31, 2007 to $90,706 in the year ended December 31, 2008 principally as a result of a reduction in interest rates during 2008.

Income Tax Provision (reversal)

Year Ended December 31,
2008	2007	% Change

$(33,871)	$187,833	-118.0%

          Income tax provision decreased by $221,704 from $187,833 for the year ended December 31, 2007 compared to income tax credits of $33,871 for the year ended December 31, 2008. This decrease in income tax provision in 2008 was attributable to a refund for income tax expenses paid in previous years rather than a decrease in net income in 2008 from 2007.

Net Income

Year Ended December 31,
2008	2007	% Change

$(922,039)	$436,092	-311.4%

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

          As of December 31, 2008, the Company had revolving lines of credit and loan facilities in the aggregate amount of $30,943,589, of which $11,334,309 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 3 and 4 of the Notes to Consolidated Financial Statements on pages F-15 to F-18, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

          Our ability to draw down under our various credit and loan facilities is, in each case, subject to the ongoing willingness of the relevant lending institution to make advances thereunder, and security coverage ratios as required from time to time. No assurance can be given that we will continue to have access to these or other lines of credit in the same amount or at all. Subsequent to December 31, 2008, the Company terminated two credit lines with the banks in an aggregate amount of $2,884,616 or 9.3% of the Company’s total credit and loan facilities. In connection therewith, $1,597,436 of restricted bank deposits which were previously used to secure such lines of credit were released to the Company. As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels the Company did not deem commercially reasonable. Accordingly, on a case by case basis, the Company has elected to terminate or not renew several of its credit facilities resulting in a significant reduction in the Company’s available short term borrowings.

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

Net Cash Provided by Operating Activities

          In the year ended December 31, 2008, net cash provided by operating activities amounted to $174,125 while in the year ended December 31, 2007, it amounted to $1,125,907, a decrease of $951,782. This decrease was primarily due to a $3,092,645 increase in accounts receivable, which was partially offset by a $1,613,799 decrease in inventory, and increases of $1,077,494 in accounts payable and $210,017 of accrued expenses.

Net Cash Used for Investing Activities

          In the year ended December 31, 2008, net cash used for investing activities amounted to $616,615 while in the year ended December 31, 2007, it amounted to $6,412,547, a decrease of $5,795,932. This decrease was primarily due to sales of investments in marketable securities and no real property acquisition activity during the year 2008.

Net Cash Provided by Financing Activities

          In the year ended December 31, 2008, net cash provided by financing activities amounted to $629,171 while in the year ended December 31, 2007, it amounted to $5,436,828, a decrease of $4,807,657. This decrease was due to the Company repayment of certain bank lines of credit and cancellation of bank facilities

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2008 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	78,433	53,333	25,100	—	—
Line of credit and notes payable – short-term	16,447,742	16,447,742	—	—	—
Short term loans	10,016	10,016	—	—	—
Long term loans	2,613,994	209,114	359,232	257,789	1,787,859

Total Contractual Obligations	$19,150,185	$16,720,205	$384,332	$257,789	$1,787,859

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

Management Report on Internal Control over Financial Reporting

          In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of December 31, 2008, the last day of the fiscal year covered by this Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because we have not completed the remediation discussed elsewhere in this Item 9AT of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

          As of December 31, 2008, we had not completed the remediation of any of these material weaknesses. In addition, although we are including our management report in this Annual Report on Form 10K/A, our failure to file a management report for the periods ended December 31, 2008 and December 31, 2007 in a timely manner renders our disclosure controls and procedures ineffective.

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

Changes in Internal Control over Financial Reporting

          Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Business Conduct and Ethics

          We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, ACL Semiconductor, Inc., B24-B27,1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon, Hong Kong. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics in a report filed under the Securities Exchange Act of 1934, as amended, within four business days of the amendment or waiver.

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

Named Executive Officers

          The named executive officers for the fiscal year ended December 31, 2008 are Chung-Lun Yang, our Chief Executive Officer, and Kenneth Lap-Yin Chan, our Chief Financial Officer. These individuals are referred to collectively in this Annual Report on Form 10-K/A as the “Named Executive Officers.”

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

Executive Officer Compensation

          The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last two fiscal years ended December 31, 2008 and December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Chung-Lun	2008	$735,026	—	—	—	—	—		$—	$735,026
Yang,	2007	$812,821	—	—	—	—	—		$17,521	$830,342
Chief
Executive
Officer and
Chairman of
the Board

Kenneth Lap	2008	$64,615	—	—	—	—	—	$		$64,615
Yin Chan,	2007	$72,435	—	—	—	—	—	$		$72,435
Chief Financial
Officer

(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $0 for the year ended December 31, 2008 and $17,521 for the year ended December 31, 2007.

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          Except with respect to Ben Wong who was paid fees of $64,615 during the year ended December 31, 2008, none of our directors who served during the year ended December 31, 2008 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

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

(2)	Executive Officer

(3)	Director. Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

For the years ended December 31, 2008 and 2007, we recorded compensation to Mr. Yang of $735,026 and $812,821 respectively, and paid $735,026 and $812,821 respectively to Mr. Yang as compensation to him.

During each of the years ended December 31, 2008 and 2007, we paid rent of $0 and $17,521 respectively for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

Transactions with Classic Electronic Ltd.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic Electronics Ltd. (“Classic”) is owned by a non-related party. As of December 31, 2008 and 2007, the Company had outstanding accounts receivable from Classic totaling $1,717,320 and $1,717,859 respectively. This account receivable has been outstanding for more than 12 months.

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

Transactions with Solution Semiconductor (China) Ltd.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution Semiconductor (China) Ltd. (“Solution”). The remaining 1% of Solution is owned by a non-related party. On April 1, 2007, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077 and $12,385 to Solution during the years ended December 31, 2008 and 2007.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited (“Citic”) and Standard Chartered Bank (Hong Kong) Limited (“SCB”) respectively.

Transactions with Systematic Information Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692 and $7,692 to Systematic Information during the years ended December 31, 2008 and 2007.

During the years ended December 31, 2008 and 2007, we received service charges of $0 and $11,538 respectively from Systematic Information. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic Information. The service fee was charged for back office support for Systematic Information.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $0 and $17,521 to Systematic Information during the years ended December 31, 2008 and 2007.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from SCB.

Transactions with Aristo Technologies Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Aristo Technologies Ltd. (“Aristo”). During the years ended December 31, 2008 and 2007, we sold products for $9,076,034 and $17,165,728 respectively, to Aristo. As of December 31, 2008 and 2007, outstanding accounts receivable totaled $6,695,409 and $6,237,905 respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2008 and 2007, we purchased inventories of $7,393,957 and $3,633,424 respectively from Aristo. As of December 31, 2008 and 2007, there were no outstanding accounts payable to or from Aristo.

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

Transactions with Global Mega Development Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2008 and 2007, we received management fees of $0 and $5,769 respectively from Global. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Global. The management fees were charged for back office support for Global.

Transactions with Systematic Semiconductor Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2008 and 2007, we received a management fee of $15,384 and $16,026 respectively from Systematic. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic. The management fee was charged for back office support for Systematic.

Transactions with Aristo Components Ltd.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2008 and 2007, we received a management fee of $8,077 and $0 respectively from Aristo Comp. As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

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
the Years Ended December 31, 2008 and 2007
With Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors of ACL Semiconductors Inc.

Kowloon, Hong Kong

We have audited the accompanying consolidated balance sheet of ACL Semiconductors Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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

/s/ JTC Fair Song CPA Firm
JTC Fair Song CPA Firm
CERTIFIED PUBLIC ACCOUNTANTS

Shenzhen, China
April 14, 2009

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$1,784,355	$1,597,674

Restricted cash	5,169,753	4,203,057

Accounts receivable, net of allowance for doubtful accounts of $0 for 2008 and 2007	10,230,464	7,594,784

Accounts receivable, related parties	8,412,729	7,955,764

Inventories, net	2,060,195	3,483,994
Restricted marketable securities	500,000	769,231
Marketable securities	—	404,780
Income tax refundable	—	49,375
Other current assets	30,051	83,061

Total current assets	28,187,547	26,141,720

Property, equipment and improvements, net of accumulated depreciation and amortization	6,007,456	6,933,998

Other deposits	392,069	387,245

Total Assets	$34,587,072	$33,462,963

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2008	2007

Current liabilities:
Accounts payable	$13,669,779	$12,592,685
Accrued expenses	396,755	186,738

Lines of credit and loan facilities	16,447,742	15,610,488

Current portion of long-term debt	160,447	135,237
Current portion of capital lease	58,683	44,991

Income tax payable	5,588	—

Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	301,076	268,573

Total current liabilities	31,152,455	28,951,097

Long-term liabilities
Long-term debt, less current portion	2,361,711	2,539,242
Capital lease, less current portion	43,055	49,971

Total long-term liabilities	2,404,766	2,589,213

Deferred tax	8,343	15,471

Total liabilities	33,565,564	31,555,781

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,329,936 issued and outstanding	28,330	28,330

Additional paid-in capital	3,593,027	3,593,027

Amount due (from) to stockholder/director	(39,633)	(75,998)

Accumulated deficit	(2,560,216)	(1,638,177)

Total stockholders’ equity	1,021,508	1,907,182

	$34,587,072	$33,462,963

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2008	December 31, 2007

Net sales:
Related parties	$9,076,034	$17,165,728
Other	197,020,614	143,321,689
Less discounts to customers	(13,878)	(82,493)

	206,082,770	160,404,924

Cost of sales	201,880,793	156,533,635

Gross profit	4,201,977	3,871,289

Operating expenses:
Selling	76,072	69,260
General and administrative	4,099,249	2,942,542

Income from operations	26,656	859,487

Other income (expenses):
Rental income	89,231	37,179
Interest expense	(1,073,795)	(1,009,006)
Provision for taxation written back	—	—
Loss on disposal of marketable securities	(227,781)	—
Unrealized gain on marketable securities	—	404,780
Management and service income	23,462	33,333
Net income on cashflow hedge	161,288	64,590
Interest income	90,706	169,055
Director life insurance policy refund	—	29,617
Exchange differences	(48,677)	34,672

Miscellaneous:	3,000	218

(Loss) income before income taxes [provision]	(955,910)	623,925

Income taxes provision (reversal)	(33,871)	187,833

Net (loss) income	$(922,039)	$436,092

(Loss) earnings per share - basic and diluted	$(0.03)	$0.02

Weighted average number of shares - basic and diluted	28,329,936	28,329,936

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Additional paid-in capital	Due (from)/to stockholder/ Director	Accumulated deficit	Total stockholders’ Equity (deficit)

	Shares	Amount

Balance at December 31, 2006	28,329,936	28,330	3,593,027	913,463	(2,074,269)	2,460,551

Net increase in due (from)/to	—	—	—	(989,461)	—	(989,461)

Net income	—	—	—	—	436,092	436,092

Balance at December 31, 2007	28,329,936	28,330	3,593,027	(75,998)	(1,638,177)	1,907,182

Net increase in due (from)/to	—	—	—	36,365	—	36,365

Net loss	—	—	—	—	(922,039)	(922,039)

Balance at December 31, 2008	28,329,936	$28,330	$3,593,027	$(39,633)	$(2,560,216)	$1,021,508

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years ended December 31,

	2008	2007

Cash flows provided by (used for) operating activities:
Net (loss) income	$(922,039)	$436,092

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	238,477	230,614
Change in inventory reserve	(190,000)	323,077
Gain on disposal of equipment	—	(218)
Loss (Gain) on disposal of marketable securities	227,782	(404,780)
Fair value of options issued to employees	—	—
Loss on revaluation of properties	883,116	—
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(2,635,680)	(5,586,310)
Accounts receivable – related parties	(456,965)	(583,297)
Inventories	1,613,799	(553,816)
Refundable deposits	—	—
Income tax refundable	49,375	(49,375)
Other current assets	53,010	(42,124)
Other assets	(4,824)	(6,207)
Increase (decrease) in liabilities
Accounts payable	1,077,094	7,582,962
Accrued expenses	210,017	(127,486)
Income tax payable	5,588	(74,839)
Other current liabilities	32,503	(25,044)
Deferred tax	(7,128)	6,658

Total adjustments	1,096,164	689,815

Net cash provided by operating activities	174,125	1,125,907

Cash flows used for investing activities:
Advanced (to) from stockholders	36,365	(989,461)
Increase in restricted cash	(966,696)	(1,494,480)
Increase in restricted marketable securities	(500,000)	(769,231)
Cash Proceeds from sales of marketable securities and restricted marketable securities	946,229	—
Cash Proceeds from sales of equipment	—	385
Purchases of property, equipment and improvements	(132,513)	(3,159,760)

Net cash used for investing activities	(616,615)	(6,412,547)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	837,254	4,772,021
Borrowing under long-term debt	—	801,723
Principal payments under long-term debt	(152,321)	(91,625)
Principal payments under capital lease obligation	(55,762)	(45,291)

Net cash provided by financing activities	629,171	5,436,828

Net increase (decrease) in cash and cash equivalents	186,681	150,188

Cash and cash equivalents, beginning of year	1,597,674	1,447,486

Cash and cash equivalents, end of year	$1,784,355	$1,597,674

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Supplemental disclosure of cash flow information:

Interest paid	$1,073,795	$1,009,006

Income tax paid	$57,582	$305,389

Income tax refund	$139,289	$—

Supplement schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$62,538	$95,898

The accompanying notes form an integral part of these consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

Currency Reporting

Amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. Dollars, unless stated otherwise. The functional currency of the Company, which accounted for most of the Company’s operations, is reported in Hong Kong dollars (“HKD”). Foreign currency transactions (outside Hong Kong) during the years ended December 31, 2008 and 2007 are translated into HKD according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into HKD at year-end exchange rates.

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
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2008, the Company determined that the fair value of certain of its real property assets comprised of an apartment used as office premises and as Director’s quarters by Mr. Yang, the Company’s CEO and Director, had decreased from its previous book value by $883,116. The unrealized loss on revaluation of the Company’s real property assets was due to the property market downturn caused by recent economic conditions and the determination of the unrealized loss on revaluation was made by the Company’s Board of Directors based on its direct comparison of the Company’s book value of such real properties against the quoted market prices of comparable properties in Hong Kong. The Company engaged an independent professional surveyor to inform its analysis, but management of the Company assumes full responsibility for such determination. The real properties which the Company owns are exclusively properties in Hong Kong.

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $5,618 and $7,060 for the years ended December 31, 2008 and 2007, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2008 and 2007, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1.	Organization and Summary of Significant Accounting Policies, Continued

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

Note 2.	Property, Equipment and Improvements:

A summary is as follows:

	2008	2007

Land and buildings	$5,672,672	$6,794,629
Office equipment	151,147	147,530
Leasehold improvements	187,627	143,553
Furniture and fixtures	13,273	13,273
Automobiles	373,416	226,056

	6,398,135	7,325,041
Less: accumulated depreciation and amortization	390,679	391,043

	$6,007,456	$6,933,998

Depreciation and amortization expense for property, equipment, and improvements amounted to $238,477 and $230,614 for the years ended December 31, 2008 and 2007 respectively.

Note 3.	Revolving Lines of Credit and Loan Facilities

The Company has available to it a $5,128,205 revolving line of credit with DBS Bank with an outstanding balance of $4,722,616 at December 31, 2008 and $5,635,176 at December 31, 2007. The line of credit bears interest at the bank’s standard bills rate less 1.25% for HKD borrowings and at the bank’s standard bills rate less 0.75% for other currency borrowings as of December 31, 2008. The weighted average interest rate approximated 4.4% for 2008 and 6.7% for 2007.

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

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2008 and the letter of guarantee will expire on October 31, 2009. The line of credit bears a commission of 1.5% per annum which will be refunded on a pro-rata basis upon return and cancellation of the letter of guarantee.

The Company has available to it a $6,410,256 revolving line of credit with SCB with an outstanding balance of $5,742,934 at December 31, 2008 and $3,709,379 at December 31, 2007. The line of credit bears interest at a rate of the bank’s standard bills rate less 0.5% for HKD facilities and at a rate of the bank’s standard bills rate plus 1% for other foreign currency facilities as of December 31, 2008. The weighted average interest rate approximated 5.1% for 2008 and 7.4% for 2007.

The Company has available to it a $5,128,205 factoring facility with SCB with an outstanding balance of $1,753,562 at December 31, 2008. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advances in HKD or the bank’s standard bills rates less 0.75% for advances in other currency as of December 31, 2008. The weighted average interest rate approximated 4.9% for 2008 and 7.2% for 2007.

The Company has available to it a $2,307,692 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $2,060,747 at December 31, 2008 and $2,303,868 at December 31, 2007. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 1% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2008. The weighted average interest rate approximated 5.9% for 2008 and 7.9% for 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 3.	Revolving Lines of Credit and Loan Facilities, Continued

The Company has available to it a $1,153,846 revolving line of credit with Citic with an outstanding balance of $1,014,883 at December 31, 2008 and $2,297,061 at December 31, 2007. The line of credit bears interest at the higher of the Hong Kong prime rate less 1.5% or HIBOR plus 2% as of December 31, 2008. The weighted average interest rate approximated 4.1% for 2008 and 7.4% for 2007.

The line of credit granted by Hang Seng Bank Limited (“Hang Seng”) to the Company matured on September 19, 2008. The outstanding balances with Hang Seng were $0 at December 31, 2008 and $1,665,003 at December 31, 2007. The line of credit bore interest at a rate of the Hong Kong prime rate less 0.5% for HKD facilities and at a rate of the bank’s board rate less 0.25% for USD facilities as of December 31, 2007. The weighted average interest rate approximated 5% for 2008 and 7.4% for 2007.

The Company has available to it a $1,602,564 revolving line of credit with the ICBC with an outstanding balance of $1,153,000. The line of credit bears interest at the higher of the Hong Kong prime rate less 0.5% or HIBOR plus 3% for HKD facilities and a rate of the bank’s board rate less 0.5% for foreign currency facilities as of December 31, 2008. The weighted average interest rate approximated 5.1% for 2008.

The summary of banking facilities at December 31, 2008 is as follows:

	Granted Facilities	Utilized Facilities	Not Utilized Facilities

Overdraft	$282,051	$—	$282,051
Installment Loan	2,776,923	2,522,273	254,650
Factoring Loan	10,897,436	1,753,562	9,143,874
Import/Export Loan	16,602,564	14,694,180	1,908,384
Letter of Guarantee	384,615	384,615	—

	$30,943,589	$19,354,630	$11,588,959

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2009, amounts borrowed by the Company under the revolving lines of credit and loan facilities described above are repayable within a period of three (3) months of drawdown

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 4.	Long-Term Debt

A summary is as follows as of December 31:

	2008	2007

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $9,663 including interest through December 2008 without any balloon payment requirements	$1,648,222	$1,719,704

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $3,782 including interest through December 2008 without any balloon payment requirements	112,312	153,052

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.5% at December 31, 2008) to DBS Bank payable in monthly installments of $5,240 including interest through December 2008 without any balloon payment requirements	761,624	801,723

	2,522,158	2,674,479

Less: current maturities	160,447	135,237

	$2,361,711	$2,539,242

An analysis of long-term debt as of December 31 is as follows:

Current portion	$160,447	$135,237

After 1 year, but within 2 years	316,063	290,618
After 2 years, but within 5 years	257,789	247,571
After 5 years	1,787,859	2,001,053

	2,361,711	2,539,242

	$2,522,158	$2,674,479

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

4.

a cash deposit not less than $1,015,407 (US$756,402 plus HK$2,020,236), a security interest on a workshop located in Hong Kong owned by Solution, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from Citic.

	5.	a cash deposit not less than $641,025 (HK$5,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from ICBC.

Note 5.	Capital Lease Obligations

The Company has several non-cancelable capital leases relating to automobiles:

	2008	2007

Current portion	$58,683	$44,991

Non-current portion	43,055	49,971

	101,738	94,962

At December 31, the value of automobiles under capital leases as follows:

	2008	2007

Cost	$193,514	$46,154

Less: depreciation	51,463	6,923

	142,051	39,231

At December 31, the Company had obligations under capital leases repayable as follows:

	2008	2007

Total minimum lease payments
-Within one year	$65,055	$50,381

- After one year but within 5 years	47,329	56,081

	112,384	106,462

Interest expenses relating to future periods	(10,646)	(11,500)

Present value of the minimum lease payments	$101,738	$94,962

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 6.	Income Taxes

Income tax (refund) expense amounted to $(33,871) for 2008 and $187,833 for 2007 (an effective rate of 0% for 2008 and 30% for 2007). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2008	2007

Computed tax at federal statutory rate	$(325,009)	$212,135

Tax rate differential on foreign earnings of Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company	133,450	(119,182)

Expenses not deductible for tax	166,477	—

Unrecognized timing difference	23,480	—

Tax under/(over) provision for Atlantic	(97,973)	61,428

Prior year adjustments	—	—

Net operating loss carry forward	65,734	33,452

Other	—	—

	$(33,871)	$187,833

The income tax provision consists of the following components:

	2008	2007

Federal	$—	$—
Foreign	(33,871)	187,833

	$(33,871)	$187,833

The Components of the deferred tax assets and liabilities are as follows:

	2008	2007

Net operating losses	$1,122,726	$1,056,992

Total deferred tax assets	$1,122,726	$1,056,992
Less: valuation allowance	(1,122,726)	(1,056,992)

	$—	$—

Note 7.	Weighted Average Number of Shares

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
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 49% and 69%, of materials from Samsung for the years ended December 31, 2008 and 2007, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

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

During the years ended December 31, 2008 and 2007, 4% and 11%, respectively, of the Company’s sales were generated from Aristo Technologies Ltd. (“Aristo”), a related party (see Note 12 for additional discussion of related party transactions). As of December 31, 2008 and 2007, accounts receivable from related parties included $6,695,409 and $6,237,905, respectively, due from Aristo, which represented 37% and 40%, respectively, of the total accounts receivable due from related and unrelated parties.

As of December 31, 2008 and 2007, Samsung has withheld a total of $350,000 of commission due to the Company as deposits. As agreed with Samsung, the commission deposits were fully refunded to the Company on January 22, 2009.

Note 9.	Retirement Plan:

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $27,950 for 2008 and $28,530 for 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 10.	Commitments

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2008:

	Related Party	Other	Total

Year ending December 31,
2009	$10,961	$42,372	$53,333
2010	5,128	$19,972	$25,100
Thereafter	—	$—	$—

Total	$16,089	$62,344	$78,433

See Note 12 for related party leases. All leases expire prior to December 31, 2010. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2008. Rent expense for the years ended December 31, 2008 and 2007 totaled $142,985 and $120,942, respectively.

Note 11.	Derivative Instruments

On February 1, 2009, the Company adopted SFAS 161 as referenced in Note 1. The adoption of SFAS 161 requires additional disclosures about Company’s objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

Since all of the Company sales are done in USD, the bank is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company purchases FX forward contracts from the banks to secure the exchange rate for a period of time in order to hedge any FX exposure between HKD and USD throughout the purchase & sale period. The Company applies hedge accounting based upon the criteria established by SFAS 133, whereby the Company designates its derivatives as cash flow hedges. Cash flows from the derivative programs were classified as operating activities in the Consolidated Statement of Cash Flows.

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

As at December 31, 2008, the Company has holdings of US$500,000 Commodity Basket Linked Notes which were issued by SCB at specified dates up to February 17, 2009. According to the terms of agreements, the Company will receive interest at a rate equal to 6% if the Basket Return is larger than 0% and 100% redeemed if the Basket Return is less than or equal to 0% on the maturity date. The Company fully redeemed the securities at cost value on the maturity date of February 17, 2009

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 11.	Derivative Instruments, Continued

There are three foreign currency exchange agreements matured as of December 31, 2008. These agreements are:

•

Ratio par forward contract agreement between the Company and DBS Bank for the Company to buy US$500,000 from DBS Bank at a contract rate of 7.735 at specified dated up to March 18, 2008. According to the terms of the agreement, the Company will buy USD in double amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2008 was $11,538.

•

Ratio par forward contract agreement between the Company and DBS Bank for the Company to buy US$500,000 from DBS Bank at a contract rate of 7.74 at specified dated up to May 27, 2008. According to the terms of the agreement, the Company will buy USD in double amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2008 was $17,917.

•

Ratio par forward contract agreement between the Company and SCB for the Company to buy US$200,000 from SCB at a contract rate of 7.725 at specified dated up to July 3, 2008. According to the terms of the agreement, the Company will buy USD in double amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2008 was $12,644.

The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheet as of December 31, 2008 were as follows:

	As of December 31, 2008

	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities

Derivatives designated as hedging instruments under SFAS 133
Cash flow hedges:
Foreign exchange contracts	$2,250,000	—	—	—	—
Total derivatives not designated as hedging instruments under SFAS 133	500,000	500,000-	—	—	—

Total derivatives	$$2,750,000	500,000-	—	—	—

(1) Represents the face amounts of contracts that were outstanding as of December 31, 2008.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 11.	Derivative Instruments, Continued

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2008 and 2007 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1)
	Year ended December 31, 2008	Year ended December 31, 2007	Location	Year ended December 31, 2008	Year ended December 31, 2007	Location	Year ended December 31, 2008	Year ended December 31, 2007

Cash flow hedges:

Foreign exchange contracts US$200,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	$12,644	$20,897
Foreign exchange contracts USD500,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	36,346	6,449
Foreign exchange contracts US$500,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	11,538	37,244
Foreign exchange contracts USD500,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	17,917	—
Foreign exchange contracts US$2,000,000 (CNY/USD)	—	—	Interest and other, net	—	—	Interest and other, net	(30,000)	—
Foreign exchange contracts USD750,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	56,433
Foreign exchange contracts US$1,000,000 (HKD/USD)	—	—	Interest and other, net	—	—	Interest and other, net	56,410	—
Total cash flow hedges							$161,288	$64,590

Note 12.	Related Party Transactions

Transactions with Mr. Yang

As of December 31, 2008 and 2007, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $39,633 and $75,998. These advances bear no interest and are payable on demand.

For the years ended December 31, 2008 and 2007, we recorded compensation to Mr. Yang of $735,026 and $812,821 respectively, and paid $735,026 and $812,821 respectively to Mr. Yang as compensation to him.

During each of the years ended December 31, 2008 and 2007, we paid rent of $0 and $17,521 respectively for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements.

Transactions with Classic Electronic Ltd.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic Electronics Ltd. (“Classic”) is owned by a non-related party. As of December 31, 2008 and 2007, the Company had outstanding accounts receivable from Classic totaling $1,717,320 and $1,717,859 respectively. This account receivable has been outstanding for more than 12 months.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 12.	Related Party Transactions, Continued

Transactions with Solution Semiconductor (China) Ltd.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution Semiconductor (China) Ltd. (“Solution”). The remaining 1% of Solution is owned by a non-related party. On April 1, 2007, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2009. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077 and $12,385 to Solution during the year ended December 31, 2008 and 2007.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic and SCB respectively.

Transactions with Systematic Information Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692 and $7,692 to Systematic Information during the years ended December 31, 2008 and 2007.

During the years ended December 31, 2008 and 2007, we received service charges of $0 and $11,538 respectively from Systematic Information. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic Information. The service fee was charged for back office support for Systematic Information.

On April 1, 2005, we entered into a lease agreement with Systematic Information pursuant to which we lease one residential property for Mr. Yang’s personal use for a monthly lease payment of $3,205. Upon expiration of the lease on June 15, 2007, ACL acquired this residential property from Systematic Information. We incurred and paid an aggregate rent expense of $0 and $17,521 to Systematic Information during the years ended December 31, 2008 and 2007.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from SCB.

Transactions with Aristo Technologies Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Aristo Technologies Ltd. (“Aristo”). During the years ended December 31, 2008 and 2007, we sold products for $9,076,034 and $17,165,728 respectively, to Aristo. As of December 31, 2008 and 2007, outstanding accounts receivable totaled $6,695,409 and $6,237,905 respectively. We have not experienced any bad debt from this customer in the past.

During the years ended December 31, 2008 and 2007, we purchased inventories of $7,393,957 and $3,633,424 respectively from Aristo. As of December 31, 2008 and 2007, there were no outstanding accounts payable to or from Aristo.

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

Transactions with Global Mega Development Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2008 and 2007, we received management fees of $0 and $5,769 respectively from Global. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Global. The management fees were charged for back office support for Global.

Transactions with Systematic Semiconductor Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2008 and 2007, we received a management fee of $15,384 and $16,026 respectively from Systematic. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic. The management fee was charged for back office support for Systematic.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 12.	Related Party Transactions, Continued

Transactions with Aristo Components Ltd.

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2008 and 2007, we received a management fee of $8,077 and $0 respectively from Aristo Comp. As of December 31, 2008 and 2007, there were no outstanding accounts receivable from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

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

	(dollars in thousands except per share data)

	Total	Fourth	Third	Second	First

2008
Total net sales	$206,083	$56,610	$51,318	$45,246	$52,909
Gross profit	$4,262	$656	$1,691	$1,395	$520
Net income (loss)	$(922)	$(1,247)	$532	$395	$(602)
Net income (loss) per share:
basic and diluted	$(0.03)	$(0.04)	$0.02	$0.01	$(0.02)

2007
Total net sales	$160,401	$52,740	$43,895	$31,731	$32,035
Gross profit	$3,871	$831	$1,643	$510	$887
Net income (loss)	$436	$6	$538	$(174)	$66
Net income (loss) per share:
basic and diluted	$0.02	$0.00	$0.02	($0.01)	$0.00

Note 14.	Subsequent Events (Unaudited):

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance At the End of the Year

Allowance for Doubtful Accounts:

Year ended December 31, 2007	$—	$—	$—	$—
Year ended December 31, 2008	$—	$—	$—	$—

Inventory Obsolescence Reserve:

Year ended December 31, 2007	$241,026	$323,077	$—	$564,103
Year ended December 31, 2008	$564,103	$—	$190,000	$374,103

Valuation Allowance for Deferred Tax Assets:

Year ended December 31, 2007	$987,840	$69,152	$—	$1,056,992
Year ended December 31, 2008	$1,056,992	$65,734	$—	$1,122,726