Form 10-Q/A
period 2009-03-31
ACL SEMICONDUCTOR INC
filed 2010-01-07
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑

The Registrant had 28,729,936 shares of common stock outstanding as of May 13, 2009.

EXPLANATORY NOTE

          This Amendment No. 1 to ACL Semiconductors, Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2009 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission (“SEC”).

          This Form 10-Q/A amends and restates Item 1, Item 2 and Item 4 of Part I and Exhibit 31.1 and Exhibit 31.2 of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.

          For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 14, 2009, the filing date of the original Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

          Management has examined the corrections, which were inadvertently omitted from the previously filed report. The corrections do not affect the reported results of the Company’s operations and the Company does not believe that they are material to the condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$897,296	$1,784,355
Restricted cash	4,072,317	5,169,753
Accounts receivable, net of allowance
for doubtful accounts of $0 for 2009 and 2008	8,689,244	10,230,464
Accounts receivable, related parties	10,504,557	8,412,729
Inventories, net	2,762,624	2,060,195
Restricted marketable securities	-	500,000
Other current assets	25,947	30,051

Total current assets	26,951,985	28,187,547

Property, equipment and improvements, net of
accumulated depreciation and amortization	5,943,745	6,007,456

Other deposits	41,627	392,069

	$32,937,357	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
Current liabilities:
Accounts payable	$14,833,282	$13,669,779
Accrued expenses	570,813	396,755
Lines of credit and notes payable	12,319,951	16,447,742
Current portion of long-term debt	161,544	160,447
Current portion of capital lease	48,667	58,683
Income tax payable	223,537	5,588
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	174,816	301,076

Total current liabilities	28,444,995	31,152,455

Long-term liabilities
Long-term debts, less current portion	2,320,698	2,361,711
Capital lease, less current portion	30,888	43,055
Total long-term liabilities	2,351,586	2,404,766

Deferred tax	8,343	8,343
	30,804,924	33,565,564
Commitments and contingencies	-	-

Stockholders' equity:
Common stock - $0.001 par value, 50,000,000 shares
authorized, 28,729,936 and 28,329,936 issued and
outstanding at March 31, 2009 and December 31, 2008	28,730	28,330
Additional paid in capital	3,658,627	3,593,027
Amount due from stockholder/director	(39,633)	(39,633)
Accumulated deficit	(1,515,291)	(2,560,216)

Total stockholders' equity	2,132,433	1,021,508

	$32,937,357	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net sales:
Related parties	$2,238,249	$1,764,493
Other	59,189,367	51,144,014
Less discounts to customers	(6,989)	-

	61,420,627	52,908,507

Cost of sales	58,754,903	52,388,336

Gross profit	2,665,724	520,171

Operating expenses:
Selling	19,418	17,777
General and administrative	1,287,689	774,797

Income (loss) from operations	1,358,617	(272,403)

Other income (expenses):
Rental income	22,308	22,308
Interest expense	(166,892)	(223,827)
Interest income	4,922	27,403
Unrealized loss on marketable securities	-	(203,883)
Management fee income	6,538	3,846
Net income from cashflow hedge	20,349	45,115
Miscellaneous	17,032	(339)

Income (loss) before income taxes	1,262,874	(601,780)

Income taxes	217,949	-

Net income (loss)	$1,044,925	$(601,780)

Earnings (loss) per share - basic and diluted	$0.04	$(0.02)

Weighted average number of shares - basic and diluted	28,729,936	28,329,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,	March 31,
	2009	2008

Cash flows provided by (used for) operating activities:
Net income (loss)	$1,044,925	$(601,780)

Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	63,750	76,180
Issuance of common stocks to consultant as professional fee
under share option scheme	66,000	-

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	1,541,221	(6,407,857)
Accounts receivable - related parties	(2,091,829)	(61,516)
Inventories	(702,429)	(135,698)
Other current assets	4,105	37,132
Deposits	350,442	1,961

Increase (decrease) in liabilities
Accounts payable	1,163,504	6,945,477
Accrued expenses	174,058	20,456
Income tax payable	217,949	-
Other current liabilities	(126,260)	(68,937)
Total adjustments	660,511	407,198

Net cash provided by (used for)
operating activities	1,705,436	(194,582)

Cash flows used for investing activities:
Advance from stockholders	-	96,576
Decrease of restricted cash	1,097,434	500,000
Decrease (Increase) of investment in Securities (Restricted)	500,000	(500,000)
Investment in Securities	-	203,883
Purchases of property, equipment and improvements	(40)	(108,129)

Net cash provided by investing activities	1,597,394	192,330

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.           The Company

ACL Semiconductors, Inc. was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the "Samsung" brand name which comprise DRAM and Graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities were consolidated with those of Atlantic.

NOTE 2.           Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc., a Delaware corporation, and its subsidiaries, Atlantic and Alpha (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of March 31, 2009 and December 31, 2008, and the results of operations for the three-month periods ended March 31, 2009 and 2008 and the cash flows for the three-month periods ended March 31, 2009 and 2008.

The results of operations for three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of Risk - The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distributorship Agreement”). Samsung HK supplied approximately 65% and 49% of materials acquired by the Company for the three months ended March 31, 2009 and 2008, respectively. The Distributorship Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distributorship Agreement has been renewed for one-year terms more than ten times, most recently on March 1, 2009. The Company has never failed to meet the sales quotas set forth in the Distributorship Agreement, however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able, in the event Samsung does not supply sufficient volumes, to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended March 31, 2009 and 2008, the Company purchased $38,725,592 and $25,899,052, respectively, of components from Samsung HK. At March 31, 2009 and December 31, 2008, the Company’s accounts payable, net of rebate receivables due from Samsung, totaled $9,479,988 and $6,695,409, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 3.           Inventories

Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Finished goods	$3,136,726	$2,434,297
Less allowance for excess and
obsolete inventory	(374,102)	(374,102)
Inventories, net	$2,762,624	$2,060,195

NOTE 4.           Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Land and Buildings	$5,871,234	$5,871,234
Office equipment	151,186	151,147
Leasehold improvements	187,627	187,627
Furniture and fixtures	13,273	13,273
Automobiles	373,416	373,416

Total property and equipment	6,596,736	6,596,697

Less accumulated depreciation and amortization	652,991	589,241

Property and equipment, net	5,943,745	6,007,456

Depreciation and amortization expense totaled $63,750 and $76,180 for the three months ended March 31, 2009 and 2008, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Automobiles include the following amounts under capital leases:

	March 31, 2009	December 31, 2008
Cost	$162,018	$193,514
Accumulated depreciation	75,662	51,463
Total	86,356	142,051

NOTE 5. Capital Lease Obligation

The Company leases automobiles under four capital leases that expire between August 2010 and July 2011. Aggregate future obligations under the capital leases in effect as of March 31, 2009 are as follows:

Capital Lease
Year ending March 31,
2010	53,852
2011	28,583
2012	5,286
Total minimum lease obligations	87,721
Less amounts representing interest	(8,166)
Present value of future minimum lease payments	79,555
Less current portion of capital lease obligation	(48,667)
Capital lease obligation, less current portion	30,888

Interest expense related to capital leases totaled $2,414 and $1,348 for the three months ended March 31, 2009 and 2008, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There were no options outstanding as of March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009 and 2008, the Company recorded and paid $465,385 and $180,026 respectively, to Mr. Yang as compensation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transactions with Solution Semiconductor (China) Ltd.

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2007, the Company entered into a lease agreement with Solution pursuant to which the Company leases one facility. The lease agreement for this facility expires on March 31, 2009. The Company’s monthly lease payment under this lease is $1,090. The Company incurred and paid to Solution an aggregate rent expense of $3,270 and $3,270 for the three months ended March 31, 2009 and 2008, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and Standard Chartered Bank (Hong Kong) Limited (“Standard Chartered Bank”) respectively.

Transactions with Systematic Information Ltd.

Mr. Yang is a director and the sole beneficial owner of the equity interests of Systematic Information Ltd. (“Systematic Information”). On September 1, 2008, the Company entered into a lease agreement with Systematic Information pursuant to which the Company leases office space for a monthly rent of $641. The lease agreement for this property expires on August 31, 2010. The aggregate rent expense was $1,923 and $1,923 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and December 31, 2008, there were outstanding accounts payable due to Systematic Information totaling $166,000 and $0, respectively.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from Standard Chartered Bank.

Transactions with Systematic Semiconductor Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic Semiconductor”). During the three months ended March 31, 2009 and 2008, the Company received management fees of $3,846 and $3,846, respectively, from Systematic Semiconductor. There were no outstanding accounts receivable due from Systematic Semiconductor as of March 31, 2009 and December 31, 2008. The management fees were charged as the back office support to Systematic Semiconductor.

Transactions with Aristo Technologies Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Aristo Technologies Ltd. (“Aristo”). During the three months ended March 31, 2009 and 2008, the Company sold $2,238,249 and $1,764,493 respectively, of memory products to Aristo. Outstanding accounts receivable due from Aristo totaled $8,953,237 and $6,695,409 as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, the Company purchased $0 and $7,117,103, respectively, of memory products from Aristo. There were no outstanding accounts payable to Aristo as of March 31, 2009 and December 31, 2008.

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

Transactions with Aristo Components Ltd.

Mr. Ben Wong is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). During the three months ended March 31, 2009, the Company received management fees of $2,692 from Aristo Comp. There were no outstanding accounts receivable due from Aristo Comp as of March 31, 2009 and December 31, 2008. The management fee was charged as back office support for Aristo Comp.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

1.

For loans from DBS Bank, a fixed cash deposit of $641,026 (HKD$5,000,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a security interest on a residential property located in Hong Kong owned by City, a security interest on a workshop located in Hong Kong owned by Solution, plus a personal guarantee of Mr. Yang;

2.	For loans from BEA, a fixed cash deposit of $1,380,010 (HK$10,764,075) plus an unlimited personal guarantee of Mr. Yang;

3.

For loans from Standard Chartered Bank, a fixed cash deposit of $2,051,282 (HK$16,000,000), a security interest on a workshop located in Hong Kong owned by Systematic Information, a security interest on a workshop located in Hong Kong owned by Solution, plus an unlimited personal guarantee of Mr. Yang.

The summary of banking facilities at March 31, 2009 is as follows:

			Not utilized
	Granted facilities	Utilized facilities	facilities

Overdraft	$153,846	$-	$153,846
Installment Loan	2,776,923	2,482,355	294,568
Factoring Loan	10,897,436	1,671,241	9,226,195
Import/Export Loan	13,846,153	10,648,710	3,197,443
Letter of Guarantee	384,615	384,615	-

	$28,058,973	$15,186,921	$12,872,052

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2009, amounts borrowed by the Company under the revolving lines of credit described above are repayable within a period of three (3) months of drawdown. Other loan facilities repayable are referred to in Note 9 – Long Term Debt.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.             Long Term Debt

Long Term Debt consisted of the following at March 31, 2009 and December 31, 2008:

	Date of Maturity	March 31, 2009	December 31, 2008
Installment loan to DBS bank
payable in monthly
installments of $9,663
including interest at 2.75%	July 2026	$1,629,358	$1,648,222
below the Hong Kong dollar
Prime Rate

Installment loan to DBS bank
payable in monthly
installments of $3,782
including interest at 2%	July 2011	101,838	112,312
below the Hong Kong dollar
Prime Rate

Installment loan to DBS bank
payable in monthly
installments of $5,240
including interest at 2.5%	July 2023	751,046	761,624
below the Hong Kong dollar
Prime Rate
		2,482,242	2,522,158

Less: current maturities		161,544	160,447

		$2,320,698	$2,361,711

An analysis of long-term debt as of March 31, 2009
and December 31, 2008 is as follows:

Current portion		$161,544	$160,447

After 1 year, but within 2 years		306,740	316,063
After 2 years, but within 5 years		259,374	257,789
After 5 years		1,754,584	1,787,859
		2,320,698	2,361,711

		$2,482,242	$2,522,158

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.            Cash Flow Information

Cash paid during the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Interest	$166,892	$223,827
Income taxes	$-	$-

Non-Cash Activities:
Income tax provision	$217,949	$-

NOTE 11.            Fair Value of Financial Instruments

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	897,296	-	-	897,296
Restricted cash	4,072,317	-	-	4,072,317
Total assets	$4,969,613	$-	$-	$4,969,613

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

As of March 31, 2009, there is a participating forward currency option agreement between the Company and Standard Chartered Bank for the Company to buy US$500,000 from Standard Chartered Bank at a contract rate of 7.735 at specified dates up to January 7, 2010 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the contract rate at settlement dates. The gain on this forward contract during the year ended December 31, 2008 was $36,346 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of March 31, 2009, the target redemption forward currency option agreement between the Company and Standard Chartered Bank for the Company to buy US$750,000 from Standard Chartered Bank at a lower strike contract rate of 7.75 and an upper strike contract rate of 7.85 at specified dates up to April 29, 2010 for settlement with the bank on a monthly basis has matured and terminated on January 29, 2009. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the lower strike contract rate or greater than the upper strike contract rate at settlement dates. The gain on this forward contract has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of March 31, 2009, there is a pivot bonus forward currency option agreement between the Company and Standard Chartered Bank for the Company to buy US$1,000,000 from Standard Chartered Bank at a lower strike contract rate of 7.73 and an upper strike contract rate 7.749 at specified dates up to July 2, 2009 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy in triple amounts if the spot rate is less than the lower strike contract rate at settlement date. The gain on this forward contract during the year ended December 31, 2008 was $56,410 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of March 31, 2009, the Company has holdings of US$500,000 Commodity Basket Linked Notes which were issued by Standard Chartered Bank at specified dates up to February 17, 2009. According to the terms of agreements, the Company agreed to receive interest at a rate equal to 6% if the Basket Return is larger than 0% and 100% redeemed if the Basket Return is less than or equal to 0% on the maturity date. The Company fully redeemed the securities at cost value on the maturity date of February 17, 2009

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheet as of March 31, 2009 were as follows:

	As of March 31, 2009
	Gross	Other	Long-term	Other	Other
	Notional(1)	Current	Financing	Accrued	Liabilities
		Assets	Receivables	Liabilities
			and
			Other Assets

Derivatives designated as hedging instruments
under SFAS 133
Cash flow hedges:
Foreign exchange contracts	$2,250,000	-	-	-	-
Total derivatives not designated as hedging
instruments under SFAS 133	-	-	-	-	-

Total derivatives	$2,250,000	-	-	-	-

(1)	Represents the face amounts of contracts that were outstanding as of March 31, 2009.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended March 31, 2009 was as follows:

	Gain (Loss)	Gain (Loss) Reclassified from		Gain Recognized in
	Recognized
	in	Accumulated OCI Into Income		Income on Derivative(1)
	OCI on
	Derivative	(Effective Portion)
	(Effective
	Portion)
	Three		Three
	months		months		Three months
	ended		ended		ended
	March 31,		March 31,		March 31,
	2009	Location	2009	Location	2009

Cash flow hedges:

Foreign exchange contracts
US$500,000		Interest and other, net		Interest and other, net	3,705
Foreign exchange contracts
USD750,000		Interest and other, net		Interest and other, net	1,259
Foreign exchange contracts
US$1,000,000		Interest and other, net		Interest and other, net	15,385

Total cash flow hedges	$-		$-		$20,349

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.             Subsequent Events

Effective as of October 1, 2009, Classic, a related party, and the Company agreed to a payment plan for the pay down of accounts receivable from Classic of $1,717,320 as of March 31, 2009 according to which Classic has agreed to pay to the Company $650,000 before the end of 2009 with the remainder of the accounts receivable balance to be paid during 2010. Mr. Alan Yang, our Chief Executive Officer, director and majority stockholder has personally guaranteed up to $10 million of outstanding accounts receivable of Classic.

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

          The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2008, as amended, (the “Form 10-K”) as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

          The Company, through its wholly-owned subsidiary Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), is engaged primarily in the business of distribution of memory products under the “Samsung” brand name which principally comprise DRAM, Graphic RAM and FLASH for the Hong Kong and Southern China markets. The Company’s wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, and all its operations were consolidated with those of Atlantic.

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

          Net sales for the three months ended March 31, 2009 (sometimes referred to as “2009 1Q”) were $61,420,627, representing an increase of 16%, or $8,512,120, compared to the quarter ended March 31, 2008 (sometimes referred to as “2008 1Q”). The sales increase was primarily driven by the larger demand for Samsung’s products as an ongoing reduction in production capacities was observed among Samsung’s competitors - Hynix and other first tier memory makers such as Elpida and Micron.

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

Results of Operations]

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net sales	$61,420,627	$52,908,507

Cost of sales	58,754,903	52,388,336

	2,665,724	520,171

Operating expenses
Selling	19,418	17,777
General and administrative	1,287,689	774,797

Income from operations	1,358,617	(272,403)

Other income (expenses)	(95,743)	(329,377)

Income before income taxes provision	1,262,874	(601,780)

Income taxes provision	217,949	-

Net Income	$1,044,925	$(601,780)
Earnings per share - basic and diluted	$0.04	$(0.02)

Net Sales

          The following table presents our net sales for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 61,420,627	$ 52,908,507	16.1%

          Net sales increased by $8,512,120, or 16.1%, from $52,908,507 for the three months ended March 31, 2008 to $61,420,627 in the three months ended March 31, 2009. The increase was primarily driven by the larger demand for Samsung’s products as well as ongoing reduction in production capacities.

Cost of sales

          The following table presents our cost of sales for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 58,754,903	$ 52,388,336	12.2%

          Cost of sales increased by $6,366,567, or 12.2%, from $52,388,336 for the three months ended March 31, 2008 to $58,754,903 for the three months ended March 31, 2009. The increase in cost of sales is in proportion to the increase in net sales stated above.

Gross Profit

Three Months Ended March 31,
2009	2008	% Change
$ 2,665,724	$ 520,171	412.5%

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

Sales and Marketing

          The following table presents the sales and marketing expenses for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 19,418	$ 17,777	9.2%

          Sales and marketing expenses increased by $1,641, or 9.2%, from $17,777 for the three months ended March 31, 2008 to $19,418 for the three months ended March 31, 2009. Such increase was directly attributable to and reflective of an increased sales and marketing effort by the Company.

General and Administrative

Three Months Ended March 31,
2009	2008	% Change

$ 1,287,689	$ 774,797	66.2%

          The following table presents the general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively:

          General and administrative expenses increased $512,892, or 66.2%, from $774,797 in the three months ended March 31, 2008 to $1,287,689 in the three months ended March 31, 2009. This increase was principally attributable to an increase in directors’ remuneration and staff salaries.

Income from Operations

          The following table presents the income from operations for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 1,358,617	$ (272,403)	598.8%

          Income from operations for the three months ended March 31, 2009 increased by $1,631,020 from a loss of $272,403 for the three months ended March 31, 2008 to $1,358,617 in the three months ended March 31, 2009. This increase was the result of an increase of gross profit during the first quarter of 2009.

Interest Income

          The following table presents the interest income for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 4,922	$ 27,403	-82.0%

          For the three months ended March 31, 2009, interest income decreased $22,481, or 82%, as compared to the three months ended March 31, 2008. These decreases in interest income for both comparative periods were due to a reduction in interest from restricted cash and lower interest rates.

Interest Expense

          The following table presents the interest expense for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 166,892	$ 223,827	-25.4%

          Interest expense decreased by $56,935, or 25.4%, from $223,827 in the three months ended March 31, 2008, to $166,892 in the three months ended March 31, 2009. This decrease was mainly due to a decrease in the Company’s use of “line of credit borrowing” by two bank facilities that were canceled during the first quarter of 2009.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 20,349	$ 45,115	-54.9%

          For the three months ended March 31, 2009, income on cash flow hedge decreased by $24,766, or 54.9%, as compared to the three months ended March 31, 2008. The decreases were due to the expiration or termination of several currency hedging contracts in 2009.

Income Tax Provision

          The following table presents the income tax provision for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$ 217,949	$ -	N/A

          Income tax provision increased by $217,949 from $0 for the three months ended March 31, 2008 to $217,949 for the three months ended March 31, 2009. The increase was due to an increase in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          The Company’s principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. The Company’s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

          As of March 31, 2009, the Company had revolving lines of credit and loan facilities in the aggregate amount of $28,058,973, of which $12,577,484 was available, representing an approximately 9% reduction in the Company’s borrowing lines of credit from December 31, 2008, which reduction was attributable to the termination of two lines of credit with two banks in the aggregate amount of $2,756,411. In connection therewith, $1,097,435 of restricted bank deposits were released to the Company. Other detailed disclosures on credit facilities are made in Note 8 and Note 9 of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2009, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

          The Company’s ability to draw down under its various credit and loan facilities is, in each case, subject to the ongoing willingness of the relevent lending institution to make advances thereunder, and security coverage ratios as required from time to time and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels the Company did not deem commercially reasonable. Accordingly, on a case by case basis, the Company has elected to terminate or not renew several of its credit facilities resulting in a significant reduction in the Company’s available short term borrowings.

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

Net Cash Provided by Operating Activities

          In the three months ended March 31, 2009, net cash provided by operating activities was $1,705,436 while in the three months ended March 31, 2008, net cash used for operating activities was $194,582, an increase of $1,900,018. This increase was primarily due to an increase of accounts receivable and accounts payable.

Net Cash Used Provided by Investing Activities

          In the three months ended March 31, 2009, net cash provided by investing activities was $1,597,394, while in the three months ended March 31, 2008, net cash provided by investing activities was $192,330, an increase of $1,405,064. This increase was mainly due to a decrease of restricted cash and restricted securities due to cancellation of two bank lines of credit.

Net Cash Used for Financing Activities

          In the three months ended March 31, 2009, net cash used for financing activities was $4,189,889, while in the three months ended March 31, 2008, net cash used for financing activities was $343,121, a decrease of $3,846,768. This decrease was primarily due to the repayments of bank borrowings.

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

           In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of March 31, 2009, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because we have not completed the remediation discussed elsewhere in this Item 4T of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

  Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

—	none of our board of directors is independent;
—	no financial expert on our board of directors has been designated;
—	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;
—	an effective whistleblower program has not been established;
—	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;
—	there is insufficient oversight of accounting principle implementation;
—	there is insufficient review of related party transactions; and
—	there is insufficient review of recording of stock transactions.

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

           As of March 31, 2009, we had not completed the remediation of any of these material weaknesses. In addition, we failed to furnish our management report on internal control over financial reporting for the periods ended December 31, 2008 and December 31, 2007 in a timely manner which renders our disclosure controls and procedures ineffective.

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

Changes in Internal Control over Financial Reporting

           Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

           None

Item 3.      Defaults Upon Senior Securities

           None

Item 4.      Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.      Other Information

           None

Item 6. Exhibits
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

ACL SEMICONDUCTORS INC.

Date: January 6, 2010	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: January 6, 2010	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer