Form 10-Q/A
period 2009-06-30
ACL SEMICONDUCTOR INC
filed 2010-01-07
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2009

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

The Registrant had 28,729,936 shares of common stock outstanding as of August 13, 2009.

EXPLANATORY NOTE

     This Amendment No. 1 to ACL Semiconductors, Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2009 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission (“SEC”).

     This Form 10-Q/A amends and restates Item 1, Item 2 and Item 4 of Part I and Exhibits 31.1 and Exhibits 31.2 of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.

     For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 13, 2009, the filing date of the original Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

     Management has examined the corrections, which were inadvertently omitted from the previously filed report. The corrections do not affect the reported results of the Company’s operations and the Company does not believe that they are material to the condensed consolidated financial statements.

PART I FINANCIAL STATEMENTS.

Item 1. Financial Statements.

     ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,068,951	$1,784,355
Restricted cash	2,086,504	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008	9,232,076	10,230,464
Accounts receivable, related parties	9,582,171	8,412,729
Inventories, net	1,762,732	2,060,195
Restricted marketable securities	—	500,000
Other current assets	28,171	30,051

Total current assets	23,760,605	28,187,547

Property, equipment and improvements, net of accumulated depreciation and
amortization	5,946,867	6,007,456

Other deposits	49,390	392,069

	$29,756,862	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Current liabilities:
Accounts payable	$14,661,745	$13,669,779
Accrued expenses	838,631	396,755
Lines of credit and notes payable	7,982,178	16,447,742
Current portion of long-term debt	162,672	160,447
Current portion of capital lease	64,493	58,683
Income tax payable	403,024	5,588
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	175,862	301,076

Total current liabilities	24,400,990	31,152,455

Long-term liabliities
Long-term debts, less current portion	2,279,729	2,361,711
Capital lease, less current portion	34,043	43,055
Total long-term liabilities	2,313,772	2,404,766

Deferred tax	8,343	8,343
	26,723,105	33,565,564
Stockholders’ equity:
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,729,936 and
28,329,936 issued and outstanding at June 30, 2009 and December 31, 2008	28,730	28,330
Additional paid in capital	3,658,627	3,593,027
Amount due from stockholder/director	(39,633)	(39,633)
Accumulated deficit	(613,967)	(2,560,216)

Total stockholders’ equity	3,033,757	1,021,508

	$29,756,862	$34,587,072

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net sales:
Related parties	$4,267,650	$3,731,920	$6,505,899	$5,496,412
Other	69,736,839	41,518,721	128,926,206	92,662,735
Less discounts to customers	(449)	(4,948)	(7,438)	(4,948)

	74,004,040	45,245,693	135,424,667	98,154,199

Cost of sales	71,796,523	43,850,748	130,551,426	96,239,084

Gross profit	2,207,517	1,394,945	4,873,241	1,915,115

Operating expenses:
Selling	29,361	19,159	48,780	36,935
General and administrative	1,148,439	750,417	2,304,128	1,525,214

Income from operations	1,029,717	625,369	2,520,333	352,966

Other income (expenses):
Interest expense	(115,918)	(276,477)	(282,810)	(500,304)
Interest income	2,093	17,527	7,014	44,930
Rental income	22,308	22,308	44,615	44,615
Management fee income	19,179	6,538	25,718	10,385
Profit on disposal of equipment & improvements	21,350	—	21,350	—
Income from participating forward	28,372	15,237	48,721	60,352
Unrealized loss	—	(14,190)	—	(218,073)
Miscellaneous	7,711	(885)	24,744	(1,224)

Income (loss) before income taxes provision	1,014,812	395,427	2,409,685	(206,353)

Income taxes provision	179,487	—	397,436	—

Net income (loss)	$835,325	$395,427	$2,012,249	$(206,353)

Earnings per share - basic and diluted	$0.03	$0.01	$0.07	$(0.01)

Weighted average number of shares - basic and
diluted	28,729,936	28,329,936	28,729,936	28,329,936

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,	June 30,
	2009	2008
Cash flows provided by (used for) operating activities:
Net income (loss)	$1,946,249	$(206,353)

Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation and amortization	130,780	133,176
Change in inventory reserve	149,743	—
Gain on disposal of equipment and improvements	(21,350)	—
Issuance of common stocks consultant as professional fee
Under share option scheme	66,000

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	998,387	(3,434,725)
Accounts receivable - related parties	(1,169,443)	(570,164)
Inventories	147,720	(3,027,915)
Other current assets	1,880	32,302
Deposits	342,679	(4,824)

Increase (decrease) in liabilities
Accounts payable	991,966	2,030,329
Accrued expenses	441,876	74,397
Income tax payable	397,436	—
Other current liabilities	(125,214)	(128,299)
Total adjustments	2,286,460	(4,895,723)

Net cash provided by (used for) operating activities	4,298,709	(5,102,076)

Cash flows provided by (used for) investing activities:
Repayments from stockholders	—	34,359
Decrease (increase) of restricted cash	3,083,250	(141,025)
Investment in Securities	—	218,073
Decrease (increase) of investment in Securities (Restricted)	500,000	(500,000)
Proceeds received from sale of equipment and improvements	37,820	—
Purchases of property, equipment and improvements	(86,662)	(191,859)

Net cash provided by (used for) investing activities	3,534,408	(580,452)

The accompanying notes are an integral part of these condensed consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows (used for) provided by financing activities:
(Repayment) proceeds on lines of credit and notes payable	(8,465,563)	5,087,947
Principal loan repayments on long-term debt	(79,757)	(73,621)
Principal payments under capital lease obligation	(3,201)	—

Net cash (used for) provided by financing activities	(8,548,521)	5,014,326

Net decrease in cash and cash equivalents	(715,404)	(668,202)

Cash and cash equivalents, beginning of the period	1,784,355	1,597,674

Cash and cash equivalents, end of the period	$1,068,951	$929,472

Supplemental disclosure of cash flow information:

Interest paid	$282,810	$500,304

Income tax paid	$ —	$ —

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements include the financial statements of ACL Semiconductors Inc., a Delaware corporation, and its subsidiaries, Atlantic and Alpha (collectively, “ACL” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of ACL as of June 30, 2009 and December 31, 2008, and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the cash flows for the six-month periods ended June 30, 2009 and 2008.

The results of operations for six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of Risk - The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by Samsung Electronics H.K. Co., Ltd. (“Samsung HK”), a subsidiary of Samsung Electronics Co., Ltd., a Korean public company, pursuant to a distributorship agreement between the Company and Samsung HK (the “Distributorship Agreement”). Samsung HK supplied approximately 58% and 52% of materials acquired by the Company for the six months ended June 30, 2009 and 2008, respectively. The Distributorship Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distributorship Agreement has been renewed for one-year terms more than ten times, most recently on March 1, 2009. The Company has never failed to meet the sales quotas set forth in the Distributorship Agreement, however, there is no assurance that Samsung HK will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able, in the event Samsung does not supply sufficient volumes, to secure sufficient products from other third party supplier(s) on acceptable terms. In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang.

For the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company purchased $37,923,496, $26,518,758, $76,658,088 and $52,417,810, respectively, of components from Samsung HK. At June 30, 2009 and December 31, 2008, the Company’s accounts payable, net of rebate receivable, due from Samsung HK totaled $9,657,924 and $6,695,409, respectively.

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

NOTE 3. Inventories

Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Finished goods	$1,987,091	$2,434,297

Less allowance for excess and
obsolete inventory	(224,359)	(374,102)

Inventories, net	$1,762,732	$2,060,195

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Land and Buildings	$5,871,234	$5,871,234
Office equipment	151,895	151,147
Leasehold improvements	203,738	187,627
Furniture and fixtures	13,273	13,273
Automobile	380,405	373,416

Total property and equipment	6,620,545	6,596,697

Less accumulated depreciation and amortization	673,678	589,241

Property and equipment, net	5,946,867	6,007,456

Depreciation and amortization expense totaled $67,030 and $56,996 for the three months ended June 30, 2009 and 2008, respectively, and $130,780 and $133,176 for the six months ended June 30, 2009 and 2008, respectively.

Automobiles include the following amounts under capital leases:

	June 30, 2009	December 31, 2008
Cost	$202,873	$193,514
Less accumulated depreciation	89,856	51,463

Total	113,017	142,051

NOTE 5. Capital Lease Obligation

The Company leases automobiles under five capital leases that expire between March 2010 and July 2011. Aggregate future obligations under the capital leases in effect as of June 30, 2009 are as follows:

Capital Lease
Year ending June 30,
2010	70,468
2011	35,695
2012	1,132
Total minimum lease obligations	107,295

Less amounts representing interest	(8,759)

Present value of future minimum lease payments	98,536

Less current portion of capital lease obligation	(64,493)

Capital lease obligation, less current portion	34,043

Interest expense related to capital leases totaled $1,396, $1,471, $3,810 and $2,819 for the three months ended June 30, 2009 and 2008, and for six months ended June 30, 2009 and 2008, respectively.

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

There were no options outstanding as of June 30, 2009 and 2008, respectively.

NOTE 7. Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Mr. Yang

As of June 30, 2009 and December 31, 2008, the Company had an outstanding receivable from Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, totaling $39,633 and $39,633, respectively.

For the three months ended June 30, 2009 and 2008, the Company recorded and paid $434,615 and $200,000 respectively, to Mr. Yang as compensation. For the six months ended June 30, 2009 and 2008, the Company recorded and paid $900,000 and $380,026, respectively, to Mr. Yang as compensation.

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

Transactions with Solution Semiconductor (China) Ltd.

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, the Company renewed a lease agreement with Solution pursuant to which the Company leases one facility. The lease agreement for this facility expires on March 31, 2012. The Company’s monthly lease payment under this lease is $1,090. The Company incurred and paid to Solution an aggregate rent expense of $3,270 and $3,270 for the three months ended June 30, 2009 and 2008, respectively, and $6,540 and $6,540 for the six months ended June 30, 2009 and 2008, respectively.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Ltd.

Mr. Yang is a director and the sole beneficial owner of the equity interests of Systematic Information Ltd. (“Systematic Information”). On September 1, 2008, the Company entered into a lease agreement with Systematic pursuant to which the Company leases office space for a monthly rent of $641. The lease agreement for this property expires on August 31, 2010. The aggregate rent expense was $1,923, $1,923, $3,846 and $3,846 for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company received management fees of $1,359, $0, $1,359 and $0 respectively, from Systematic Information. There were $100,000 and $0 accounts payable due to Systematic Information as of June 30, 2009 and December 31, 2008. The management fee was charged as back office support for Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Systematic Semiconductor Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic Semiconductor”). During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company received management fees of $1,923, $3,846, $5,769 and $7,692 respectively, from Systematic Semiconductor. There were no outstanding accounts receivable due from Systematic Semiconductor as of June 30, 2009 and December 31, 2008. The management fees were charged as the back office support to Systematic Semiconductor.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transactions with Aristo Technologies Ltd.

Mr. Yang is the sole beneficial owner of the equity interests of Aristo Technologies Ltd. (“Aristo”). During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company received management fees of $11,538, $0, $11,538 and $0 respectively, from Aristo. The management fees were charged as the back office support to Aristo.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company sold $4,200,013, $3,731,920, $6,505,899 and $5,496,412 respectively, of memory products to Aristo. Outstanding accounts receivable due from Aristo totaled $8,436,736 and $6,695,409 as of June 30, 2009 and December 31, 2008, respectively.

During the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008, the Company purchased $4,819,652, $523,757, $7,523,791 and $1,436,206, respectively, of memory products from Aristo. There were no outstanding accounts payable to Aristo as of June 30, 2009 and December 31, 2008.

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

Transactions with Aristo Components Ltd.

Mr. Ben Wong is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). During the three and six months ended June 30, 2009, the Company received management fees of $3,076 and $5,769, respectively, from Aristo Comp. There were no outstanding accounts receivable due from Aristo Comp as of June 30, 2009 and December 31, 2008. The management fee was charged as back office support for Aristo Comp.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. Bank Facilities

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA and Standard Chartered Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	For loans from DBS Bank, a fixed cash deposit of $703,974 (HK$5,491,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a security interest on a residential property located in Hong Kong owned by City, a security interest on a workshop located in Hong Kong owned by Solution, plus a personal guarantee of Mr. Yang;

2.	For loans from BEA, a fixed cash deposit of $1,382,529 (HK$10,783,728) a security interest on a workshop located in Hong Kong owned by Systematic Information, a security interest on a workshop located in Hong Kong owned by Solution, plus an unlimited personal guarantee of Mr. Yang;

3.	For loans from Standard Chartered Bank, an unlimited personal guarantee of Mr. Yang

The summary of banking facilities at June 30, 2009 is as follows:

	Granted facilities	Utilized facilities	Not utilized
			facilities

Overdraft	$25,641	$-	$25,641
Installment Loan	2,509,176	2,442,401	66,775
Factoring Loan	5,769,230	881,178	4,888,052
Import/Export Loan	7,435,897	7,101,000	334,897
Letter of Guarantee	384,615	384,615	-

	$16,124,559	$10,809,194	$5,315,365

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2009, amounts borrowed by the Company under the revolving lines of credit described above are repayable within a period of three (3) months of drawdown. Other loan facilities repayable are referred to in Note 9 – Long Term Debt.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. Long Term Debt

Long Term Debt consisted of the following at June 30, 2009 and December 31, 2008:

	Date of Maturity	June 30, 2009	December 31, 2008
Installment loan to DBS bank
payable in monthly
installments of $9,663
including interest at 2.75%	July 2026	$1,610,595	$1,648,222
below the Hong Kong dollar
Prime Rate

Installment loan to DBS bank
payable in monthly
installments of $3,782
including interest at 2%	July 2011	91,298	112,312
below the Hong Kong dollar
Prime Rate

Installment loan to DBS bank
payable in monthly
installments of $5,240
including interest at 2.5%	July 2023	740,508	761,624
below the Hong Kong dollar
Prime Rate
		2,442,401	2,522,158

Less: current maturities		162,672	160,447

		$2,279,729	$2,361,711

An analysis of long-term debt as of June 30, 2009
and December 31, 2008 is as follows:

Current portion		$162,672	$160,447

After 1 year, but within 2 years		297,463	316,063
After 2 years, but within 5 years		261,058	257,789
After 5 years		1,721,208	1,787,859
		2,279,729	2,361,711

		$2,442,401	$2,522,158

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. Cash Flow Information

Cash paid during the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008

Interest	$282,810	$500,304

Income taxes	$-	$-

Non-Cash Activities:
Income tax provision	$397,436	$-

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	1,068,951	-	-	1,068,951
Restricted cash	2,086,504	-	-	2,086,504
Total assets	$3,155,455	$-	$-	$3,155,455

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

As of June 30, 2009, there is a participating forward currency option agreement between the Company and Standard Chartered Bank for the Company to buy US$500,000 from Standard Chartered Bank at a contract rate of 7.735 at specified dates up to January 7, 2010 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the contract rate at settlement dates. The gain on this forward contract during the year ended December 31, 2008 was $36,346 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of June 30, 2009, the target redemption forward currency option agreement between the Company and Standard Chartered Bank for the Company to buy US$750,000 from Standard Chartered Bank at a lower strike contract rate of 7.75 and an upper strike contract rate of 7.85 at specified dates up to April 29, 2010 for settlement with the bank on a monthly basis has matured and terminated on January 29, 2009. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the lower strike contract rate or greater than the upper strike contract rate at settlement dates. The gain on this forward contract has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of June 30, 2009, there is a pivot bonus forward currency option agreement between the Company and Standard Chartereded Bank for the Company to buy US$1,000,000 from Standard Chartered Bank at a lower strike contract rate of 7.73 and an upper strike contract rate 7.749 at specified dates up to July 2, 2009 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy in triple amounts if the spot rate is less than the lower strike contract rate at settlement date. The gain on this forward contract during the year ended December 31, 2008 was $56,410 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of June 30, 2009, there is an autocancelable target redemption forward agreement between the Company and Standard Chartered Bank for the Company to buy US$1,000,000 from Standard Chartered Bank at a contract rate of 7.725 at specified dates up to March 1, 2011 for settlement with the bank on a monthly basis. According to the terms of the agreement, the Company agreed to buy USD in triple amounts if the spot rate is less than the contract rate at settlement dates. The gain on this forward contract during the year ended December 31, 2008 was $0 and has been recorded in “Net income on cashflow hedge” under “Other income (expenses)”.

As of June 30, 2009, the Company has holdings of US$500,000 Commodity Basket Linked Notes which were issued by Standard Chartered Bank at specified dates up to February 17, 2009. According to the terms of agreements, the Company agreed to receive interest at a rate equal to 6% if the Basket Return is larger than 0% and 100% redeemed if the Basket Return is less than or equal to 0% on the maturity date. The Company fully redeemed the securities at cost value on the maturity date of February 17, 2009

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheet as of June 30, 2009 were as follows:

			As of June 30, 2009
	Gross	Other	Long-term	Other	Other
	Notional(1)	Current	Financing	Accrued	Liabilities
		Assets	Receivables	Liabilities
			and
			Other Assets

Derivatives designated as hedging instruments
under SFAS 133
Cash flow hedges:
Foreign exchange contracts	$2,500,000	-	-	-	-
Total derivatives not designated as hedging
instruments under SFAS 133

Total derivatives	$2,500,000	-	-	-	-

(1) Represents the face amounts of contracts that were outstanding as of June 30, 2009.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended June 30, 2009 was as follows:

	Gain (Loss)		Gain (Loss) Reclassified from			Gain Recognized in
	Recognized in		Accumulated OCI Into Income			Income on Derivative(1)
	OCI on Derivative		(Effective Portion)
	(Effective Portion)
	Three	Six		Three	Six		Three	Six
	months	months		months	months		months	months
	ended	ended		ended	ended		ended	ended
	June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
	2009	2009	Location	2009	2009	Location	2009	2009

Cash flow hedges:

Foreign exchange contracts			Interest and			Interest
US$500,000			other, net			and other, net	$3,051	$6,756
Foreign exchange contracts			Interest and			Interest
USD750,000			other, net			and other, net	-	1,259
Foreign exchange contracts			Interest and			Interest
US$1,000,000			other, net			and other, net	15,385	30.770
Foreign exchange contracts			Interest and			Interest
US$1,000,000			other, net			and other, net	9,936	9,936

Total cash flow hedges							$28,372	$48,721

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

     The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2008, as amended, (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 30, 2009 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

     As of June 30, 2009, ACL had more than 150 active customers in Hong Kong and Southern China.

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

     Net sales for the three months ended June 30, 2009 (sometimes referred to as “2009 2Q”) were $74,004,040, representing an increase of 64% or $28,758,347 compared to the three months ended June 30, 2008 (sometimes referred to as “2008 2Q”). The net sales for the six months ended June 30, 2009 increased by $37,270,468, or 38% compared to the six months ended June 30, 2008. The sales increase was primarily driven by the upward trends in market prices for Samsung’s products – mainly DRAM and FLASH.

     The Company’s gross profit for 2009 2Q was $2,207,517, representing a 58% increase compared to $1,394,945 for 2008 2Q. The gross profit for the six months ended June 30, 2009 increased by $2,958,126, or 155% compared to the six months ended June 30, 2008. This increase in gross profit was mainly due to the strong demand for Graphic RAM and FLASH products. After the insolvency of Qimonda AG, the Company has recorded increasing demand for Graphic RAM products due to limited supplies. The Company also recorded increasing demands for consumer electronics products in the PRC market such products require the usage of FLASH products. In addition to strong demand in Southern China, demand by Apple for FLASH products for its newly launched iPhone 3G S was also strong.

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

     Interest expense, including finance charges, relates primarily to Atlantic’s short-term and long-term bank borrowings and capital lease obligations, which the Company intends to reduce. The Company recorded a decrease in interest expense of 58%, due to the reduction of external financing from banks to maximize the Company’s net income.

Results of Operations
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net sales	$74,004,040	$45,245,693	$135,424,667	$98,154,199
Cost of sales	71,796,523	43,850,748	130,551,426	96,239,084
	2,207,517	1,394,945	4,873,241	1,915,115
Operating expenses
Selling	29,361	19,159	48,780	36,935
General and administrative	1,148,439	750,417	2,304,128	1,525,214
Income from operations	1,029,717	625,369	2,520,333	352,966
Other income (expenses)	(14,905)	(229,942)	(110,648)	(559,319)
Income before income taxes provision	1,014,812	395,427	2,409,685	(206,353)
Income taxes provision	179,487	-	397,436	-
Net Income	$835,325	$395,427	$2,012,249	$(206,353)
Earnings per share - basic and diluted	$0.03	$0.01	$0.07	$(0.01)

Net Sales

The following table presents our net sales for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 74,004,040	$ 45,245,693	63.6%	$135,424,667	$ 98,154,199	38.0%

     Net sales increased by $28,758,347 or 63.6%, from $45,245,693 in the three months ended June 30, 2008 to $74,004,040 in the three months ended June 30, 2009. For the six months ended June 30, 2009, net sales increased by $37,270,468 or 38%, from $98,154,199 in the six months ended June 30, 2008 to $135,424,667. The increase was mainly due to upward market price trends for Samsung’s products and the strong demand for Graphic RAM and FLASH products during the 2009 2Q, resulting in higher sales when compared to the three months ended June 30, 2008.

Cost of sales

     The following table presents our cost of sales for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 71,796,523	$ 43,850,748	63.7%	$130,551,426	$ 96,239,084	35.7%

     Cost of sales increased by $27,945,775, or 63.7%, from $43,850,748 for the three months ended June 30, 2008 to $71,796,523 for the three months ended June 30, 2009. For the six months ended June 30, 2009, cost of sales increased by $34,312,342, or 35.7%, as compared to the six months ended June 30, 2008. The increase in both periods was principally attributable to the increase in net sales.

Gross Profit

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change
$ 2,207,517	$ 1,394,945	58.3%	$ 4,873,241	$ 1,915,115	154.5%

     Gross profit increased by $812,572 or 58.3%, from $1,394,945 for the three months ended June 30, 2008 to $2,207,517 for the three months ended June 30, 2009. The gross profit margin was maintained at around 3% of net sales for the 2008 Q2 and 2009 Q2. The increase in gross profit resulted primarily from strong market demand for certain memory products, resulting in an increase in prices during the 2009 Q2.

     For the six months ended June 30, 2009, gross profit increased by $2,958,126 or 154.5%, from $1,915,115 for the six months ended June 30, 2008 to $4,873,241. The gross profit margin was increased from 2% of net sales in 2008 to 4.3% of net sales in 2009. The increase in gross profit resulted primarily from strong market demand for certain memory products, resulting in an increase in prices during the half year ended 2009.

Sales and Marketing

     The following table presents the sales and marketing expenses for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 29,361	$ 19,159	53.2%	$ 48,780	$ 36,935	32.1%

     Sales and marketing expenses increased by $10,202 or 53.2%, from $19,159 for the three months ended June 30, 2008 to $29,361 for the three months ended June 30, 2009. For the six months ended June, 2009, sales and marketing expenses increased by $11,845 or 32.1%, from $36,935 for the six months ended June 30, 2008 to $48,780. The percentage of expenses in the 2008, compared to net sales, was maintained at approximately the same level as in the 2009, and the increase was principally attributable to the increase in net sales sated above.

General and Administrative

     The following table presents the general and administrative expenses for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 1,148,439	$ 750,417	53.0%	$ 2,304,128	$ 1,525,214	51.1%

     For the three months ended June 30, 2009, general and administrative expenses increased by $398,022 or 53%, from $750,417 in the three months ended June 30, 2008 to $1,148,439 in the three months ended June 30, 2009. For the six months ended June 30, 2009, general and administrative expenses increased by $778,914 or 51.1%, from $1,525,214 in the six months ended June 30, 2008 to $2,304,128. The increases were principally attributable to an increase in staff salaries and remuneration paid to the Company’s executive officers.

Income from Operations

     The following table presents the income from operations for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 1,029,717	$ 625,369	64.7%	$ 2,520,333	$ 352,966	614%

     Income from operations for the three months ended June 30, 2009 increased by $404,348, or 64.7%, from $625,369 for the three months ended June 30, 2008 to $1,029,717. For the six months ended June 30, 2009, income from operations was $2,520,333 for the six months ended June 30, 2009 compared to $352,966 for the six months ended June 30, 2008. The increases were principally the result of the increase in gross profit net of compensation paid to Company employees and executives increased during the half year of 2009.

Interest Income

     The following table presents the interest income for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 2,093	$ 17,527	-88.1%	$ 7,014	$ 44,930	-84.4%

     For the three months ended June 30, 2009, interest income decreased $15,434, or 88.1%, as compared to the three months ended June 30, 2008. For the six months ended June, 2009, interest income decreased $37,916, or 84.4%, as compared to the six months ended June 30, 2009. These decreases in interest income for both comparative periods were due to a reduction in interest from restricted cash and lower interest rates.

Interest Expense

     The following table presents the interest expense for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 115,918	$ 276,477	-58.1%	$ 282,810	$ 500,304	-43.5%

     For the three months ended June 30, 2009, interest expense decreased by $160,559 or 58.1%, from $276,477 in the three months ended June 30, 2008 to $115,918 in the three months ended June 30, 2009. For the six months ended June 30, 2009, interest expense decreased by $217,494 or 43.5%, from $500,304 in the six months ended June 30, 2009 to $282,810 in the six months ended June 30, 2009. These decreases were mainly due to a decrease in the Company’s use of open, and draw downs on, letters of credit, to obtain goods from its suppliers, and the cancellation of certain banking facilities during the half year of 2009.

Net Income on Cash Flow Hedge

     The following table presents the net income on cash flow hedge for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 28,372	$ 15,237	86.2%	$ 48,721	$ 60,352	-19.3%

     For the three months ended June 30, 2009, income on cash flow hedge increased by $13,135, or 86.2%, as compared to the three months ended June 30, 2008. The increase was due to a early terminated currency hedging contract as result of loss of $30,000 that occurred in the second quarter of 2008. For the six months ended June 30, 2009, net income on cash flow hedge decreased by $11,631, or 19.3%, as compared to the six months ended June 30, 2009. The decreases were due to the expiration or termination of several currency hedging contracts in the half year ended 2009.

Income Tax Provision

     The following table presents the income tax provision for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$ 179,487	$ -	N/A	$ 397,436	$ -	N/A

     Income tax increased by $236,543 or 1358.6%, from $17,411 for the three months ended June 30, 2008 to $253,954 for the three months ended June 30, 2009. For the six months ended June 30, 2009, income tax provision increased by $633,979 or 3641.3%, from $17,411 for the six months ended June 30, 2008. The increases were primarily due to an increase in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. The Company’s principal uses of cash have been for operations and working capital. The Company anticipates these uses will continue to be its principal uses of cash in the future.

     As of June 30, 2009, the Company had revolving lines of credit and loan facilities in the aggregate amount of $16,124,559, of which $5,315,365 was available, representing an approximately 48% reduction in the Company’s borrowing lines of credit from December 31, 2008, which reduction was attributable to the termination of three lines of credit with three banks in the aggregate amount of $14,690,825. In connection therewith, $3,083,250 of restricted bank deposits were released to the Company. Other detailed disclosures on credit facilities are made in Note 8 and Note 9 of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2009, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

Net Cash Provided by Operating Activities

     In the six months ended June 30, 2009, net cash provided by operating activities was $4,298,709 while in the six months ended June 30, 2008, net cash used for operating activities was $5,102,076, an increase of $9,400,785. This increase was primarily due to an increase of accounts receivable, other liabilities and decrease of inventories.

Net Cash Provided by Investing Activities

     In the six months ended June 30, 2009, net cash provided by investing activities was $3,534,408 while in the six months ended June 30, 2008, net cash used for investing activities was $580,452, an increase in cash provided of $4,114,860. This increase was primarily due to released of restricted cash and restricted marketable securities due to the cancellation of certain bank facilities during the period ended June 30, 2009.

Net Cash Used for Financing Activities

     In the six months ended June 30, 2009, net cash used for financing activities was $8,548,521 while in the six months ended June 30, 2008, net cash provided by financing activities was $5,014,326, with a decrease of cash provided by financing activities of $13,562,847. This decrease was due to the Company’s repayment of certain bank lines of credit and cancellation of certain bank facilities during the June 30, 2009.

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

      In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of June 30, 2009, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because we have not completed the remediation discussed elsewhere in this Item 4T of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

      As of June 30, 2009, we had not completed the remediation of any of these material weaknesses. In addition, we failed to furnish our management report on internal control over financial reporting for the periods ended December 31, 2008 and December 31, 2007 in a timely manner which renders our disclosure controls and procedures ineffective.

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

Changes in Internal Control over Financial Reporting

      Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      None

Item 3.      Defaults Upon Senior Securities

      None

Item 4.      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three months ended June 30, 2009.

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

ACL SEMICONDUCTORS INC.

Date: January 6, 2010	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date:January 6, 2010	By:	/s/ Kenneth Lap-Yin Chan
Kenneth Lap-Yin Chan
Chief Financial Officer