Form 10-K
period 2009-12-31
ACL SEMICONDUCTOR INC
filed 2010-04-15
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 011-852-2799-1996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                             ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                                       ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                         ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)                                                                                                                                                   ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.                                                                                                                                                                                                  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act).                                                                    ☐ Yes  ☑ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $1,333,486 based upon the closing price of $0.21 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2010 was 28,729,936.

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

          On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities.

Business

          Atlantic is one of the authorized distributors in the Hong Kong and southern region of the People’s Republic of China (“Southern China”) markets of memory products of Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), a wholly-owned subsidiary of Samsung Electronics Co., Ltd., the world’s largest producer of memory chips and a global producer of memory products, pursuant to a distributorship agreement with Samsung (the “Distribution Agreement”) since 1993. Atlantic was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Samsung appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in Southern China.

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

          Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components. In addition to Samsung-branded products, Aristo sells Hynix, Micro, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond branded products.

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

          Approximately 80% of the Company’s revenues are derived from sales of Samsung memory products. As of December 31, 2009, pricing for the Samsung memory products ranged from approximately $0.70 to $750 per product depending on the product specifications.

          The Distribution Agreement has a one-year term and contains certain sales quotas to be met by the Company. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2009 and expired on February 28, 2010. As of March 1, 2010, Samsung has confirmed the annual renewal of such agreement for one year. The Company has never failed to meet the sales quotas set forth in the Distribution Agreement.

Products

          Synchronous Dynamic Random Access Memory (“SDRAMs”), or mobile SDRAM, are the most widely used semiconductor memory component in computer peripheral (HDD), Digital Still Camera (DSC), Modems, ADSL Applications, DVD player, Set-top Box (STB), Digital TV, High Definition TV (HDTV) and Portable Multimedia Players (PMP).

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

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, DSC, Digital Voice Recorders, USB Disks, Flash Cards, etc. In addition, Solid State Disk hard disks (SSD) will be the next arena that NAND Flash is expected by the Company to penetrate in the marketplace. The SSD hard disk has the potential to dominate the traditional hard disk for notebook markets. Samsung is a major supplier in the world of Flash products. In 2009, Samsung NAND Flash revenue was approximately US$4,575 million, representing 37.9% of Flash’s (NAND + NOR) market share.

          Graphic RAM is a special purpose DDR (GDDR1, GDDR2, GDDR3, GDDR4) as graphic products require high-speed 3-dimensional calculation performance and large memory size as data storage buffer for DVD and computer game display. The current GDDR4 currently is the fastest graphic memory in volume production.

          The LCD panel is the major component used in most consumer electronics such as LCD TV, notebook, digital phone frame, portable game console, mobile phone, etc.

          Mass storage devices such as micro SD card, SD card, and CF card are widely used for digital camera, mobile phone, portable game console, MP3 player, etc.

Industry Background

          Memory products are integral parts of a wide variety of consumer products and industry applications including personal computer systems, notebooks, netbooks, workstations and servers, handheld computer devices, e-Reader, cellular phones, camcorders, MP3 music players, digital answering machines and game boxes, DVD player, STB, HDTV and PMP, among others. Market trends, such as increased emphasis on high-through put applications, including networking, graphics, multimedia, computer, consumer, and telecommunications products, have created opportunities for high performance memory products. At present, NAND Flash, DDR2 and SDRAM are the major memory products and will continue to be sold in the future for Consumer Electronics, PC field and Home Appliance products, and Samsung is among the world’s largest developers and manufacturers of those memory products.

Customers

          As of December 31, 2009, the Company had over 150 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Other than the Company’s most significant customer who accounted for 53% of the Company’s net sales for the years ended December 31, 2009, no other customer accounted for more than 25% of the Company’s net sales for 2009 and 2008. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

Sales and Marketing

          As of December 31, 2009, the Company employed a total of 24 sales and marketing personnel, each of whom has several years experience in the memory products industry. Eleven of these salespeople are stationed in the Company’s headquarters in Hong Kong, and thirteen of them work out of the Company’s China offices. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products.

Market Research

          The Company invests significant resources in market research for its own account to provide prompt and accurate market intelligence and feedback on a daily, weekly and monthly basis to Samsung in order to assist Samsung’s production planning and products allocation functions and thus maintains a close business relationship with Samsung.

Suppliers

          As of December 31, 2009, a majority of the distributed products are Samsung memory products. Since 1993, our procurement operations have been supported by Samsung to ensure there are enough supplies of memory products according to our monthly sales quota although there is no written long-term distribution agreement in place with Samsung. Samsung is allocated quantities of its memory products each year based on anticipated demand for such products by the customers of the various distributors of Samsung memory products in Hong Kong and in the PRC. The distributors that are supported by Samsung provide Samsung with their own annual estimates of product demand. In case of unexpected strong demand in the market exceeding our monthly sales quota, there is no assurance that Samsung will be able to supply sufficient memory products to us and other non-exclusive distributors to meet such demand in excess of Samsung’s global allocation policy to Samsung. In the event of a supply shortage, the market prices of such memory products will rise and any loss of income attributable to our inability to fulfill all of our orders would be offset by the increase in income as a result of any increase in the market prices of such memory products.

          Atlantic relies on Samsung to supply it with memory products for distribution to its clients. Atlantic’s relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company.

          In addition to Samsung-branded products Aristo sells brands such as Hynix, Micro, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo is not an authorized distributor of any of these brands but instead is a trader of a broad range of products and brands in the computer accessories market.

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

Regulation

          As of December 31, 2009, the Company’s business operations were not subject to the regulations of any jurisdiction other than the People’s Republic of China. Although the Company is not formally authorized to do business in the People’s Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company’s pursuit of business growth and opportunities in China.

Employees

          As of December 31, 2009, the Company had 54 employees. Of the 54 employees, 24 employees are in sales and marketing, 15 employees are in administration, 5 employees are in engineering, 10 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

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

The restatement of our financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, financial condition and results of operations.

          Our management recently concluded that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to correct the errors related to accounting for variable interest entities. The financial statements as originally filed for those periods should not be relied upon. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002 may result in actions filed against us by regulatory agencies or in a reduction in the price of our common stock.

          We are required to maintain effective internal control over financial reporting under the Sarbanes Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting. Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies. We identified material weaknesses in internal control over financial reporting as more fully discussed in Controls and Procedures at Item 9AT of this Annual Report. Currently, we have plans for certain remediation actions, but they will take time to implement because of their cost. There can be no assurance when remediation will be complete, if at all. Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal control over financial reporting relating to the identified material weaknesses that it will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

If our relationship with Samsung is terminated, we may not be able to continue operations.

          We rely ultimately on Samsung to provide us with memory products for distribution to our clients though with the consent of Samsung, we can purchase the required memory products from other Samsung distributors. Our relationship with Samsung is primarily maintained through our Chairman Mr. Chung-Lun Yang, who has verbally agreed to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace or retain Samsung on favorable terms.

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

          In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, netbooks, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. Samsung currently offers customers a variety of memory products including DDR, Graphic RAM and Flash.

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

          One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 77.9% of our outstanding Common Stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our stock price has been volatile and may fluctuate in the future.

          There has been significant volatility in the market prices for publicly traded shares of computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to March 31, 2010, the closing price of our Common Stock fluctuated from a per share high of $3.00 to a low of $0.06 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

          We are authorized to issue 50,000,000 shares of Common Stock. As of December 31, 2009, there were 28,729,936 shares of our Common Stock issued and outstanding.

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

          Our principal office occupies approximately 7,643 square feet and is located at Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for five years, expiring November 30, 2014 with monthly lease payments of HK$90,000 (approximately US$11,538).

          We own an office unit of approximately 4,989 square feet, which is located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, and which was acquired from Classic Electronic Limited, a related party, on July 21, 2006 (see Item 13 – Certain Relationships and Related Transactions). Mr. Ben Wong, one of our directors, is also a director of Classic Electronic Limited.

          We lease a warehouse unit of approximately 1,846 square feet, which is located at B14-15, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years, expiring May 22, 2011 with monthly lease payments of HK$15,691 (approximately US$2,012).

          We lease a warehouse unit of approximately 873 square feet, from Systematic Information Limited, a related party, which is located at B9, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years expiring on August 31, 2010, with monthly rental payments of HK$5,000 (approximately US$641). Mr. Ben Wong, one of our directors, is also a director of Systematic Information Limited.

          We lease a warehouse unit of approximately 968 square feet from Solution Semiconductor (China) Limited (“Solution”), a related party, which is located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is on a month-to-month basis, with monthly rentals of HK$8,500 (approximately US$1,090). Mr. Ben Wong, one of our directors, is also a 99% shareholder of Solution.

          We lease a warehouse unit of approximately 1,070 square feet, which is located at B11, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years expiring on June 30, 2011, with monthly rentals of HK$10,000 (approximately US$1,282).

          We lease an office unit of approximately 2,682.9 square feet, which is located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is for three years expiring on August 23, 2010 with monthly lease payments of RMB20,122 (approximately US$2,719).

          We own an investment property of approximately 3,000 square feet, which is located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong. The current lease is for two years expiring on August 31, 2011 with monthly lease income of HK$48,000 (approximately US$6,154).

          We own a property of approximately 3,000 square feet that is used for Mr. Yang’s personal residence and is located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong.

          We own an investment property of approximately 2,670 square feet, which is located at House 19, Casas Domingo, 8 Kam Ka Street, New Territories, Hong Kong with 2 parking slots namely No. 39 and No. 40 of the estate.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarters ended	High	Low

Quarter ended March 31, 2010
Quarter ended March 31, 2010	$0.70	$0.45

Fiscal Year ended December 31, 2009:
Quarter ended December 31, 2009	$0.96	$0.43
Quarter ended September 30, 2009	$1.01	$0.21
Quarter ended June 30, 2009	$0.24	$0.17
Quarter ended March 31, 2009	$0.28	$0.14

Fiscal Year ended December 31, 2008:
Quarter ended December 31, 2008	$0.40	$0.10
Quarter ended September 30, 2008	$0.40	$0.19
Quarter ended June 30, 2008	$0.28	$0.10
Quarter ended March 31, 2008	$0.15	$0.08

          Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

          As of March 15, 2010, the last reported sale price of our Common Stock, as reported by the OTC Bulletin Board, was $0.58 per share.

          As of March 15, 2010, there were approximately 201 holders of record of our Common Stock.

Dividend Policy

          Since our recapitalization with Atlantic, effective September 30, 2003, we have never paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

2006 STOCK OPTION PLAN

          On March 31, 2006, the Board of Directors adopted the 2006 Equity Incentive Stock Plan (the “Plan”) and the majority stockholder approved the Plan by written consent. The purpose of the Plan is to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The Plan permits the Company to grant both incentive stock options (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), and other options which do not qualify as Incentive Stock Options (the “Non- Qualified Options”) and stock awards.

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

          The Board of Directors may at any time terminate the Plan or from time to time make such modifications or amendments to the Plan as it may deem advisable and the Board of Directors or Committee may adjust, reduce, cancel and re-grant an unexercised option if the fair market value declines below the exercise price except as may be required by any national stock exchange or national market association on which the Common Stock is then listed. In no event may the Board of Directors, without the approval of stockholders, amend the Plan if required by any federal, state, local or foreign laws or regulations or any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where options or stock purchase rights are granted under the Plan.

          Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees.

          As of December 31, 2009, there were no options outstanding under the Plan.

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

          As of December 31, 2009, we had over 150 active customers in Hong Kong and Southern China.

          Depending on the product specifications, pricing for the Samsung memory products range from approximately $0.70 to $750. We sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

          For the years ended December 31, 2009 and 2008, the largest 5 customers accounted for 70% and 62% of our net sales, respectively. As of December 31, 2009, we had net current liabilities of $31,917,193 and accumulated earnings of $954,185. We generated net sales of $304,655,159 for the year ended December 31, 2009 and recorded a net income of $2,922,483. In addition, during the year ended December 31, 2009, net cash provided by operating activities amounted to $7,865,309.

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

Net sales

          Net sales are recognized upon the transfer of legal title of the products to customers. As of December 31, 2009 we had over 150 active customers.

          Net sales for fiscal year 2009 were $304,655,159, which increased by 45.4% or $95,098,233 compared to fiscal year 2008. The net sales for the quarter ended December 31, 2009 (“2009 4th Quarter”) was $90,357,166, representing an increase of 56.8% compared to $57,613,777 for the quarter ended December 31, 2008 (“2008 4th Quarter”). The net sales increase was mostly due to limited supplies as well as higher selling prices for memory products due to the increasing demand. The increase in net sales also provided higher rebate income from Samsung.

          The Company’s gross profit for fiscal year 2009 was $8,478,982, representing a 103.4% increase compared to $4,168,640 for fiscal year 2008. Gross profit margin for fiscal year 2009 was improved from 2.0% for fiscal year 2008 to 2.8%. The Company reported income before income taxes of $3,573,873, representing a 3,780,616 increase compared to $206,743 loss before income taxes for fiscal year 2008. The results were mainly due to the increase in gross profit and decrease in bank interest expense due to reduction on external financing from banks

          The Company had recorded its net income of $2,922,483, representing a $3,095,355 increased from net loss of $172,872 for fiscal year 2008. The amazing growth was due to better market condition and supply shortage, which led to higher selling prices compare to the fiscal year 2008. The gross profit for 2009 4th Quarter was $653,721, as compared to $696,623 for 2008 4th Quarter, representing a 6.2% decrease. The gross profit margin for the Company for 2009 4th Quarter was 0.7%, compared to 1.2% for the corresponding quarter in 2008. The decrease in gross profit margin was mainly due to the increase of cost of goods sold compare to the 2008 4th Quarter.

          The Company predicts that the supply shortage will continue in 2010, while the average selling price and demand for memory components will be steady. The Company believes its sales turnover and gross profit margin will continue to increase in 2010 as the Company is expanding its business.

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between us and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.2% for the year ended December 31, 2009 and approximately 98.0% for the year ended December 31, 2008.

Operating Expenses

          Our operating expenses for the years ended December 31, 2009 and 2008 were comprised of sales and marketing, general and administrative expenses.

          Selling and marketing expenses consisted primarily of costs associated with transportation and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2010. Sales and marketing costs are expected to fluctuate due to the addition of sales personnel and various marketing activities planned throughout the year.

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

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2009 and 2008 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31, (US$)
	2009	2008 (Restated)

Net sales	$304,655,159	$209,556,926
Cost of sales	296,176,177	205,388,286
Gross profit	8,478,982	4,168,640

Operating expenses:
Sales and marketing	139,124	82,285
General and administrative	4,549,182	3,315,840
Total operating expenses	4,688,306	3,398,125

Income from operations	3,790,676	770,515
Other income (expenses)	216,803	(977,258)
Income (loss) before income taxes provision	3,573,873	(206,743)
Income taxes (reversal) provision	651,390	(33,871)
Net income (loss)	2,922,483	(172,872)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales

Year Ended December 31,
2009	2008	% Change

$ 304,655,159	$ 209,556,926	45.4%

          Sales increased by $95,098,233 or 45.4% from $209,556,926 for the year ended December 31, 2008 to $304,655,159 for the year ended December 31, 2009. The increase was mainly due to increase in demand and prices in memory products market, resulting in a higher turnover when compared to the year ended December 31, 2008.

Cost of Sales

Year Ended December 31,
2009	2008	% Change

$ 296,176,177	$ 205,388,286	44.2%

          Cost of sales increased by $90,787,891 or 44.2%, from $205,388,286 for the year ended December 31, 2008 to $296,176,177 for the year ended December 31, 2009. The cost of sales increased in proportion to the increase of net sales and reduction of rebate by Samsung.

Gross Profit

Year Ended December 31,
2009	2008	% Change

$ 8,478,982	$ 4,168,640	103.4%

          Gross profit increased by $4,310,342 or 103.4% from $4,168,640 for the year ended December 31, 2008 to $8,478,982 for the year ended December 31, 2009. The increase in gross profit amount is mainly due to the increase in net sales. The gross profit percentage increased to 2.8% of revenue for the year ended December 31, 2009 compared to 2.0% of revenue for the year ended December 31, 2008, as a result of high selling prices caused by supply shortage. We expect the gross profit for the year ended December 31, 2010 to remain at approximately the same level as in the year ended December 31, 2009.

Sales and Marketing

Year Ended December 31,
2009	2008	% Change

$ 139,124	$ 82,285	69.1%

          Sales and marketing expenses increased by $56,839, or 69.1%, from $82,285 for the year ended December 31, 2008 to $139,124 for the year ended December 31, 2009. The increase was in proportion to the increase in net sales for fiscal year 2009. We expect the sales and marketing expenses for the year ended December 31, 2010 to remain at approximately the same level as the year ended December 31, 2009.

General and Administrative

Year Ended December 31,
2009	2008	% Change

$ 4,549,182	$ 3,315,840	37.2%

          General and administrative expenses increased by $1,233,342 or 37.2% from $3,315,840 for the year ended December 31, 2008 to $4,549,182 for the year ended December 31, 2009. This increase was primarily attributable to an increase in professional expenses and compensation paid to Company employees and executives during fiscal year 2009. We intend to continue to keep general and administrative expenses for the year ended December 31, 2010 at approximately the same level as the year ended December 31, 2009.

Income from Operations

Year Ended December 31,
2009	2008	% Change

$ 3,790,676	$ 770,515	392.0%

          Income from operations was $3,790,676 for the year ended December 31, 2009 compared to $770,515 for the year ended December 31, 2008, an increase of $3,020,161. This increase was mainly due to increase in gross profit and decrease of interest expenses.

Interest Expense

Year Ended December 31,
2009	2008	% Change

$ 460,329	$ 1,073,798	-57.1%

          Interest expense decreased $613,469, or 57.1%, from interest expense of $1,073,798 in the year ended December 31, 2008, to $460,329 in the year ended December 31, 2009. This decrease was mainly due to a decrease in the use of letters of credit by the Company to obtain goods from suppliers. We expect to keep interest expenses for the year ended December 31, 2010 at approximately the same level as in the year ended December 31, 2009.

Loss on Dispositions of Marketable Securities

Year Ended December 31,
2009	2008	% Change

$ -	$ (227,781)	N/A

          Loss on disposal of marketable securities decreased by $227,781, from $227,781 in the year ended December 31, 2008 to $0 in the year ended December 31, 2009. This decrease was due to no trading of marketable securities during the year 2009.

Net Income on Cash Flow Hedge

Year Ended December 31,
2009	2008	% Change

$ 78,978	$ 161,288	-51.0%

          Net income on cash flow hedge decreased by $82,310 from $161,288 in the year ended December 31, 2008 to $78,978 in the year ended December 31, 2009. This decrease was due to the expiration or termination of several currency hedging contracts in 2009.

Interest Income

Year Ended December 31,
2009	2008	% Change

$ 38,576	$ 90,706	-57.5%

          Interest income decreased by $52,130 from $90,706 in the year ended December 31, 2008 to $38,576 in the year ended December 31, 2009. This decrease was due to a reduction in interest from restricted cash and lower interest rate.

Income Tax Provision (reversal)

Year Ended December 31,
2009	2008	% Change

$ 651,390	$ (33,871)	2023.1%

          Income tax provision increased by $685,261 from tax credit of $33,871 for the year ended December 31, 2008 to tax provision of $651,390 for the year ended December 31, 2009. This increase was due to an increase in the estimated Hong Kong taxes payable by Atlantic. The effective income tax rate is 18% for 2009 as compared to 0% for 2008.

Net Income

Year Ended December 31,
2009	2008	% Change

$ 2,922,483	$ (172,872)	1790.5%

          Our net income increased by $3,095,355 from a loss $172,872 for the year ended December 31, 2008 compared to income of $2,922,483 for the year ended December 31, 2009. This increase was mainly due to the increase in gross profit and decrease of interest expenses.

Liquidity and capital resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of December 31, 2009, the Company had revolving lines of credit and loan facilities in the aggregate amount of $16,900,393, of which $3,972,111 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 3 and 4 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

          Our ability to draw down under our various credit and loan facilities is, in each case, subject to the ongoing willingness of the relevant lending institution to make advances thereunder, and security coverage ratios as required from time to time. No assurance can be given that we will continue to have access to these or other lines of credit in the same amount or at all. During fiscal year 2009, the Company terminated three credit lines with the banks in an aggregate amount of $14,562,619 of the Company’s total credit and loan facilities. In connection therewith, $3,083,249 of restricted bank deposits which were previously used to secure such lines of credit were released to the Company. As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels the Company did not deem commercially reasonable. Accordingly, on a case by case basis, the Company has elected to terminate or not renew several of its credit facilities resulting in a significant reduction in the Company’s available short term borrowings.

          The Company intends to continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

          The following factors, among others, could have a negative impact on the Company’s results of operations and financial position: the termination or change in terms of the Distributorship Agreement; pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung’s memory products; the Company’s ability to attract new customers; an increase in competition in the memory products market; and the ability of some of the Company’s customers to obtain financing.

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

Net Cash Provided by Operating Activities

          In the year ended December 31, 2009, net cash provided by operating activities amounted to $7,865,309 while in the year ended December 31, 2008, it amounted to $2,181,184, an increase of $5,684,125. This increase was primarily due to a $3,095,355 increase in operating income, a $1,716,781 decrease of accounts receivable from related parties and $2,071,055 increase in accounts payable, which was partially offset by a $2,642,167 increase in inventory.

Net Cash Used for Investing Activities

          In the year ended December 31, 2009, net cash used for investing activities amounted to $696,233 while in the year ended December 31, 2008, it amounted to $2,527,948, a decrease of $1,831,715. This decrease was primarily due to a decrease of restricted cash and marketable securities net of purchases of property, automobiles and machinery net of increase of advances to stockholders in 2009.

Net Cash Provided by Financing Activities

          In the year ended December 31, 2009, net cash used for financing activities amounted to $7,110,735 while net cash provided by financing activities in the year ended December 31, 2008, amounted to $629,171, an increase of $7,739,906. This decrease was due to the Company repayment of certain bank lines of credit and cancellation of bank facilities in 2009.

Contractual Obligations

          The following table presents our contractual obligations as of December 31, 2009 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	796,183	220,362	168,705	141,731	265,385
Line of credit and notes payable – short-term	9,013,813	9,013,813	---	---	---
Short term loans	162,244	162,244	---	---	---
Long term loans	3,522,915	628,817	732,131	508,049	1,653,918

Total Contractual Obligations	$13,495,155	$10,025,236	$900,836	$649,780	$1,919,303

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

Dependence of Samsung

          We are highly dependent on the product supplies from Samsung. If the relationship with Samsung is terminated, we may not be able to continue our business. We have been working on diversifying our product line and seeking new market opportunities.

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

Management Report on Internal Control over Financial Reporting

          In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of December 31, 2009, the last day of the fiscal year covered by this Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because we have not completed the remediation discussed elsewhere in this Item 9AT of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 1 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

          As of December 31, 2009, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

          Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2009, and their biographical information are set forth below:

NAME	AGE	POSITION

Chung-Lun Yang	48	Chairman of the Board of Directors and Chief Executive Officer
Ben Wong	46	Director
Kenneth Lap-Yin Chan	47	Chief Financial Officer

          Chung-Lun Yang, Chairman of the Board and Chief Executive Officer. Mr. Yang became a Director on September 30, 2003. Mr. Yang is the founder of Atlantic and has been a director of Atlantic since 1991. Mr. Yang graduated from The Hong Kong Polytechnic in 1982 with a degree in electronic engineering. From October 1982 until April 1985, he was the sales engineer of Karin Electronics Supplies Ltd. From June 1986 until September 1991, he was Director of Sales (Samsung Components Distribution) of Evertech Holdings Limited, a Hong Kong based company. Mr. Yang has over 15 years’ extensive experience in the electronics distribution business. The breadth of Mr. Yang’s sales and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Yang is also a member of The Institution of Electrical Engineers, United Kingdom.

          Ben Wong, Director. Mr. Wong became a Director on September 30, 2003. Since 1992, Mr. Wong has been the vice-president of Atlantic and is responsible for the purchasing, sales and marketing of Atlantic’s products. The breadth of Mr. Wong sales experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Wong graduated from the Chinese Culture University of Taiwan in 1986 with a Bachelor’s Degree of Science in Mechanical Engineering.

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

Board Meetings

          During the fiscal year ended December 31, 2009, our Board of Directors held 10 meetings. No director who served during the fiscal year ended December 31, 2009 attended fewer than 75% of the meetings of the Board of Directors during that year.

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

Board Leadership Structure and Risk Oversight Role

     Our Chief Executive Officer also serves as Chairman of our Board of Directors and we do not presently maintain a “Lead Independent Director”. We believe that such a leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

     As a matter of regular practice, and as part of its oversight function, our Board of Directors undertakes a review of the significant risks in respect of our business. Such review is supplemented as necessary by outside professionals with expertise in substantive areas germane to our business. With our current governance structure, our Board of Directors and senior executives are the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Code of Business Conduct and Ethics

          We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, ACL Semiconductor, Inc., Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics in a report filed under the Securities Exchange Act of 1934, as amended, within four business days of the amendment or waiver.

Stockholder Communications

          Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address: Board of Directors or Outside Directors, ACL Semiconductor, Inc., Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2009 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

          The named executive officers for the fiscal year ended December 31, 2009 are Chung-Lun Yang, our Chief Executive Officer, and Kenneth Lap-Yin Chan, our Chief Financial Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

Stock Options

          Stock options constitute performance-based compensation because they have value to the recipient only if the price of our Common Stock increases. We have not granted any stock options to any of our Named Executive Officers and the grant of stock options to Named Executive Officers is not a material factor in making compensation determinations with respect to our Named Executive Officers. However, we have in the past used stock options as incentives for our other employees. Stock options generally vest over time, obtainment of a corporate goal or a combination. The grant of stock options is designed to motivate our employees to achieve our short term and long term corporate goals.

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

Tax Implications of Executive Compensation

          Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2009 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2009.

Hedging Policy

          We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

Option Exercises and Stock Vested

          No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2009.

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

Executive Officer Compensation

          The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last two fiscal years ended December 31, 2009 and December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chung-Lun Yang,	2009	$1,300,000	--	--	--	--	--	--	$1,300,000
Chief Executive Officer and Chairman of the Board	2008	$735,026	--	--	--	--	--	$--	$735,026

Kenneth Lap Yin	2009	$74,872	--	--	--	--	--	--	$74,872
Chan, Chief Financial Officer	2008	$64,615	--	--	--	--	--	--	$64,615

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          Except with respect to Ben Wong who was paid fees of $73,590 during the year ended December 31, 2009 for his role as Sales Director of Atlantic, none of our directors who served during the year ended December 31, 2009 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2009: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 28,729,936 shares of Common Stock outstanding.

          As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2009. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of	Shares of Common Stock	Percentage of Class

Beneficial Owner	Beneficially Owned	Beneficially Owned(1)

Chung-Lun Yang (2) (3) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	22,380,000	77.9%

Ben Wong (3) 19B, Tower 8, Bellagio, 33 Castle Peak Road, Sham Tseng, New Territories, Hong Kong	0	0.0%

Kenneth Lap-Yin Chan (2) Flat B, 8/F., Block 19, South Horizons, Aplei Chau, Hong Kong	0	0.0%

All Directors and Officers as a Group	22,380,000	77.9%

(1)

Applicable percentage of ownership is based on 28,729,936 shares of Common Stock outstanding as of December 31, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

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

CERTAIN RELATED PERSON TRANSACTIONS

Transactions with Mr. Yang

          As of December 31, 2009 and 2008, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $11,233,839 and $7,900,404. These advances bear no interest and are payable on demand.

          For the years ended December 31, 2009 and 2008, we recorded compensation to Mr. Yang of $1,300,000 and $735,026 respectively, and paid $1,300,000 and $735,026 respectively to Mr. Yang as compensation to him.

Transactions with Classic Electronic Limited

          Mr. Ben Wong, one of our directors, is a 99.9% shareholder of of Classic Electronics Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. As of December 31, 2009 and 2008, the Company had outstanding accounts receivable from Classic totaling $0 and $1,717,320 respectively.

Transactions with Solution Semiconductor (China) Limited

          Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution Semiconductor (China) Ltd. (“Solution”). The remaining 1% of Solution is owned by a non-related party. On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077 to Solution during the years ended December 31, 2009 and 2008.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $10,138 and $0 respectively from Solution. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Solution.

          Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited (“Citic”)and Standard Chartered Bank (Hong Kong) Limited (“SCB”) respectively.

Transactions with Systematic Information Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692 to Systematic Information during the years ended December 31, 2009 and 2008.

          During the years ended December 31, 2009 and 2008, we received service charges of $5,436 and $0 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

          During the years ended December 31, 2009 and 2008, we sold products for $326,578 and $1,913,071 respectively, to Systematic Information. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Systematic Information.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $74,688 and $1,446,680 respectively from Systematic Information. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Systematic Information.

          A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from SCB.

Transactions with Global Mega Development Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2009 and 2008, we sold products for $1,393 and $0 respectively, to Global. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Global.

Transactions with Systematic Semiconductor Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2009 and 2008, we received a management fee of $9,615 and $15,384 respectively from Systematic. The management fee was charged for back office support for Systematic.

          During the years ended December 31, 2009 and 2008, we sold products for $19,914 and $275,766 respectively, to Systematic. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Systematic.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $0 and $560,750 respectively from Systematic. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Systematic.

Transactions with Aristo Components Limited

          Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2009 and 2008, we received a management fee of $11,923 and $8,077 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

          During the years ended December 31, 2009 and 2008, we sold products for $12,060 and $67,968 respectively, to Aristo Comp. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Aristo Comp.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $241,367 and $37,665 respectively from Aristo Comp. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Storage Devices Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2009 and 2008, we sold products for $337,946 and $575,386 respectively, to Atlantic Storage. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Atlantic Storage.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $0 and $679,049 respectively, from Atlantic Storage. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Atlantic Storage.

Transactions with Rambo Technologies Limited

          Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2009 and 2008, we sold products for $73,219 and $1,077,653 respectively, to Rambo. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Rambo.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $54,930 and $10,314 respectively, from Rambo. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Rambo.

Transactions with Usmart Electronic Products Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Usmart Electronic Products Ltd. (“Usmart”). On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $13,333 and $0 from Usmart during the years ended December 31, 2009 and 2008.

          During the years ended December 31, 2009 and 2008, we sold products for $4,837 and $5,509 respectively, to Usmart. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Usmart.

          During the years ended December 31, 2009 and 2008, we purchased inventories of $42,596 and $199,712 respectively, from Usmart. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Usmart.

Transactions with Imax Technology Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Imax Technology Ltd. (“Imax”). During the years ended December 31, 2009 and 2008, we purchased inventories of $0 and $3,167 respectively, from Imax. As of December 31, 2009 and 2008, there were no outstanding accounts payable from Imax.

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

Transactions with Kadatco Company Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, a 99% shareholder of Kadatco Company Limited (“Kadatco”). The remaining 1% of Kadatco is owned by a non-related party. During the years ended December 31, and 2008, we purchased inventories of $24,895 and $0 respectively, from Kadatco. As of December 31, 2009 and 2008, there was no outstanding payable from Kadatco.

Item 14.	Principal Accounting Fees and Services

          The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by JTC Fair Song and Albert Wong & Co. CPA firms during the years ended December 31, 2009 and 2008. JTC Fair Song CPA Firm conducted interim reviews of our quarterly financial statements for the quarter ended March 31, 2009, June 30, 2009 and September 30, 2009, and our annual financial statements and interim reviews of our quarterly financial statements for the year ended December 31, 2008. Albert Wong & Co. has re-audited our annual financial statements for the years ended December 31, 2008 and 2007 and audited our annual financial statements for the year ended December 31, 2009.

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$75,000	$35,000
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$75,000	$35,000

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by JTC Fair Song CPA and Albert Wong & Co. CPA firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by Albert Wong & Co. CPA firm includes re-audited fees for auditing our annual financial statements and interim reviews for the fiscal year 2007 to 2009.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2009 or 2008.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2009 or 2008.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2009 or 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

	(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

	(2)	The financial statements listed in the Index are filed a part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-2 is filed as part of this report.

	(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
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

10.20	2006 Incentive Equity Stock Plan, incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the Securities and Exchange Commission on April 27, 2006.

14	Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

16.1	Letter dated March 19, 2008 from Jeffrey Tsang & Co., incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

21.1*	Subsidiaries of the Company
Atlantic Components Limited, a Hong Kong corporation
Alpha Perform Technologies Limited, a British Virgin Islands corporation*

23.1	Consent of Albert Wong & Co.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

By:	/s/ Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2010

Chung-Lun Yang

/s/ Kenneth Lap-Yin Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010

Kenneth Lap-Yin Chan

/s/ Ben Wong	Director	April 15, 2010

Ben Wong

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Index to Consolidated Financial Statements

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of
ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of the Company as of December 31, 2009 and 2008 and the related statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company does have numerous significant transactions with businesses and affiliates controlled by, and/or with personnel who are related to, the officers and directors of the Company.

/s/ Albert Wong & Co
Hong Kong, China	Albert Wong & Co.
April 15, 2010	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Notes	2009	2008
			(RESTATED)
ASSETS
Current assets
Cash and cash equivalents		$2,001,805	$1,943,463
Restricted cash		2,086,504	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008		12,434,386	10,342,453
Accounts receivable, related parties		—	1,717,320
Inventories, net		6,048,116	3,668,568
Restricted marketable securities		—	500,000
Other current assets		274,351	525,918

Total current assets		$22,845,162	$23,867,475
Property, plant and equipment, net	3	8,179,765	6,922,623
Other deposits		213,535	396,900
Amounts due from stockholder/director		11,233,839	7,900,404

TOTAL ASSETS		$42,472,301	$39,087,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$23,838,753	$17,318,949
Accruals		527,582	409,367
Lines of credit and loan facilities	4	9,013,813	16,447,742
Current portion of long-term debt	5	318,972	160,447
Current portion of capital lease	6	318,135	58,683
Income tax payable		505,078	5,588
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		282,475	508,073

Total current liabilities		$34,917,193	$35,021,234

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

		2009	2008
			(RESTATED)
Long-term liabilities
Long-term debt, less current portion	5	$2,747,981	$2,361,711
Capital lease, less current portion	6	146,117	43,055
Deferred tax liabilities		19,468	8,343

Total long-term liabilities		2,913,566	2,413,109

TOTAL LIABILITIES		$37,830,759	$37,434,343

Commitments and contingencies		$—	$—

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,729,936 and 28,329,936 shares issued and outstanding as of December 31, 2009 and 2008 respectively		28,730	28,330

Additional paid in capital		3,658,627	3,593,027
Retained earnings/accumulated losses		954,185	(1,968,298)

		$4,641,542	$1,653,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$42,472,301	$39,087,402

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

		2009	2008
	Notes		(RESTATED)

Net sales		$304,655,159	$209,556,926
Costs of sales		(296,176,177)	(205,388,286)

Gross profit		$8,478,982	$4,168,640
Selling and distribution costs		(139,124)	(82,285)
General and administrative expenses		(4,549,182)	(3,315,840)

Income from operation		$3,790,676	$770,515
Other income (expenses)
Rental income		96,154	89,231
Interest expenses		(460,329)	(1,073,798)
Loss on disposal of marketable securities		—	(227,781)
Management and service income		28,257	23,462
Net income on cash flow hedge		78,978	161,288
Interest income		38,576	90,706
Profit on disposals of equipment		18,946	—
Exchange differences		(25,217)	(48,677)
Miscellaneous		7,832	8,311

Income (loss) before income taxes		$3,573,873	$(206,743)

Income taxes	7	(651,390)	33,871

Net income (loss)		$2,922,483	$(172,872)

Earnings (loss) per share – basic and diluted		$0.10	$(0.01)

Weighted average number of shares – basic and diluted	8	28,681,717	28,329,396

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Number of shares	Amount	Additional paid-in capital	Retained earnings/ (accumulated losses)	Total

Balance, January 1, 2008	28,329,936	$28,330	$3,593,027	$(1,795,426)	$1,825,931
Net loss	—	—	—	(172,872)	(172,872)

Balance, December 31, 2008	28,329,936	$28,330	$3,593,027	$(1,968,298)	$1,653,059

Balance, January 1, 2009	28,329,936	$28,330	$3,593,027	$(1,968,298)	$1,653,059
Issue of capital	400,000	400	65,600	—	66,000
Net income	—	—	—	2,922,483	2,922,483

Balance, December 31, 2009	28,729,936	$28,730	$3,658,627	$954,185	$4,641,542

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
		(RESTATED)
Cash flows from operating activities
Net income (loss)	$2,922,483	$(172,872)
Depreciation and amortisation	291,968	238,477
Bad debts	697,803	—
Change in inventory reserve	(26,970)	(190,000)
Issuance of common stocks to consultant as professional fee under share option scheme	66,000	—
Gain on disposal of equipment	(18,946)	—
Loss on disposal of marketable securities	—	227,781

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,789,737)	(2,715,435)
Accounts receivable – related parties	1,717,320	539
Inventories	(2,352,579)	289,588
Other assets	183,365	(9,656)
Income tax refundable	—	49,375
Other current assets	251,566	(436,734)
Accounts payable	6,519,804	4,448,749
Accrued expenses	118,215	213,411
Income tax payable	499,490	5,588
Other current liabilities	(225,598)	239,501
Deferred tax	11,125	(7,128)

Net cash provided by operating activities	$7,865,309	$2,181,184

Cash flows from investing activities Advance (to) from stockholders	$(3,333,435)	$(1,842,916)

Increase in restricted cash	3,083,249	(966,696)
Increase in restricted marketable securities	500,000	(500,000)
Cash proceeds from sales of marketable securities and restricted marketable securities	—	946,229
Cash proceeds from sales of automobiles	48,077	—
Purchase of property, plant and equipment	(994,124)	(164,565)

Net cash used in investing activities	$(696,233)	$(2,527,948)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
		(RESTATED)
Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$(7,433,929)	$837,254
Borrowing under long-term debt	937,180	—
Principal payments under long-term debt	(392,384)	(152,321)
Principal payments under capital lease obligation	(221,602)	(55,762)

Net cash provided by financing activities	$(7,110,735)	$629,171

Net cash and cash equivalents sourced	$58,341	$282,407

Cash and cash equivalents–beginning of year	1,943,463	1,661,056

Cash and cash equivalents–end of year	$2,001,805	$1,943,463

Supplementary cash flow information:
Interest paid	$460,329	$1,073,798
Income tax paid	140,775	57,582
Income tax refund	—	139,289
Compensation received from insurance company related to bad debt under factoring coverage	719,711	—

Supplementary schedule of non-cash investing and
financing activities:
Income tax provision	$651,390	$17,411

Capital lease obligations incurred when capital
leases were entered for new automobiles	$584,117	$62,538

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITY

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITY (Continued)

Business Activity

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002. Through a reverse-acquisition of Atlantic Components Ltd., a Hong Kong based company, effective September 30, 2003, the Company’s principal activities are distribution of electronic components under the “Samsung” brand-name which comprise DRAM and graphic RAM, FLASH, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic Components Ltd., its wholly owned subsidiary, was incorporated in Hong Kong on May 30, 1991 with limited liability. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements.

(b) Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2009. The following table depicts the identity of the subsidiary:

Name of subsidiary	Place of Incorporation	Attributable equity interest %	Registered capital

Alpha Perform Technology Limited	BVI	100	$1,000

Atlantic Components Ltd	Hong Kong	100	$384,615

*Aristo Technologies Limited	Hong Kong	100	$1,282

*Note: Deemed variable interest entity

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b) Principles of consolidation (Continued)

Variable Interests Entities

The Company has variable interests in Aristo Technologies Limited (“Aristo”) since January 1, 2007 when the Company provides financial support to Aristo. Pursuant to ASC 810-10-25 which codified FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46R), the major characteristics of variable interests entities include the VIE “investment at risk is not sufficient to finance its activities”; the VIE is “lack of controlling financial interest by losing the voting or decision right, absorb loss or expected residual returns”; the VIE has a “disproportional smaller voting or decision right, absorb loss or expected residual returns”. Then, the controlling company will be the primary beneficiary to absorb majority of expected loss and/or receive majority of expected residual returns. With a share capital of $1,282, Aristo is financing its $13,818,800 assets and activities by trade receivables $10,315,388 from the Company. Aristo is relying on the Company to survive. Moreover, Mr. Yang, being the primary shareholder, Chairman of the Board of Directors and Chief Executive Officer of the Company, is able to exercise direct voting control over Aristo. Mr. Yang, a related party, has the right to receive the residual gain and the obligation to absorb the expected loss. According to ASC 810-10-25-42 the Company is the primary beneficiary of Aristo because a reporting entity with a variable interest shall treat variable interests in Aristo held by its related parties as its own interests.

Aristo Technologies Limited

Aristo Technologies Limited (“Aristo”) is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for various brands such as Hynix, Micro, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo is a trader of a broad range of products and brands in the computer accessories market.

The Company will make sales to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo in 2007 was $17,165,728 with accounts receivable $6,237,905 as of December 31, 2007.

The Company will purchase LCD panels, Samsung memory chips, DRAM, flash memory, central processing units, external hard disks, DVD readers and writers from Aristo because the Company cannot obtain from Samsung directly due to supply limitations.

By virtue of exercising full control via Mr. Yang, providing direct substantial trade finance, the Company shall treat variable interest in Aristo as its own interests and needs to consolidate Aristo as a wholly owned subsidiary from 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d) Economic and political risks

The Company’s operation is conducted in Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong, and by the general state of Hong Kong economy.

The Company’s operations in Hong Kong are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e) Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Automobiles	3 1/3 years
Computers	5 years
Leasehold improvement	5 years
Land and buildings	By estimated useful life
Office equipment	5 years
Machinery	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Account receivable

Accounts receivable is carried at the net invoiced value charged to customer. The Company records an allowance for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

(g) Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360 (formerly Statement of Financial Accounting Standards No. 144). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting years, there was no impairment loss.

(h) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong. The Company does not maintain any bank accounts in the United States of America.

(i) Inventories

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $26,970 for 2009 and increased by $190,000 for 2008. Inventory obsolescence reserves totalled $347,133 and $374,103 as of December 31, 2009 and 2008, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Lease assets

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

(k) Income taxes

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

(l) Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$). The consolidated financial statements are translated into United States dollars from HK$US$1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States.

(m) Revenue recognition

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n) Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $5,377 and $7,118 for the years ended December 31, 2009 and 2008, respectively.

(o) Segment reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

(p) Fair value of financial instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

(q) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

(r) Basic and diluted earnings (loss) per share

In accordance with ASC No. 260 (formerly SFAS No. 128), “Earnings Per Share,” the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

(s) Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards (Continued)

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards (Continued)

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards (Continued)

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards (Continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	2009	2008
At cost
Land and buildings	$7,663,340	$6,754,351
Automobiles	168,181	152,185
Office equipment	218,462	194,896
Leasehold improvements	13,273	13,273
Furniture and fixtures	449,713	405,467
Machinery	499,614	—

	$9,012,583	$7,520,172
Less: accumulated depreciation	(832,818)	(597,549)

	$8,179,765	$6,922,623

Depreciation expenses included in the general and administrative expenses for the years ended December 31, 2009 and 2008 were $291,968 and $238,477 respectively.

4. REVOLVING LINES OF CREDIT AND LOAN FACILITIES

The Company has available to it a $5,128,205 revolving line of credit with DBS Bank with an outstanding balance of $5,378,000 at December 31, 2009 and $4,722,616 at December 31, 2008. The line of credit bears interest at the bank’s standard bills rate less 1% for HKD borrowings and at the bank’s standard bills rate less 0.50% for other currency borrowings as of December 31, 2009. The weighted average interest rate approximated 4.5% for 2009 and 4.4% for 2008.

The Company has available to it a $641,026 factoring facility without recourse with DBS Bank without any outstanding balance at December 31, 2009. The factoring facility bears a discounting charge at the bank’s standard bills rate less 1% for advance in HKD or the bank’s standard bills rate less 0.50% for advance in other currency as of December 31, 2009. The weighted average interest rate approximated 4.5% for 2009 and 4.5% for 2008.

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2009 and the letter of guarantee will expire on October 31, 2010. The line of credit bears a commission of 1.5% per annum which will be refunded on a pro-rata basis upon return and cancellation of the letter of guarantee.

The Company has available to it a $3,846,154 factoring facility with SCB with an outstanding balance of $888,000 at December 31, 2009. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advances in HKD or the bank’s standard bills rates less 0.75% for advances in other currency as of December 31, 2009. The weighted average interest rate approximated 4.75% for 2009 and 4.9% for 2008.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

4. REVOLVING LINES OF CREDIT AND LOAN FACILITIES (Continued)

The Company has available to it a $3,076,923 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $2,747,813 at December 31, 2009 and $2,303,868 at December 31, 2008. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 2% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2009. The weighted average interest rate approximated 5.5% for 2009 and 5.9% for 2008.

The Company has available to it a $576,923 revolving line of credit with Fubon Bank (Hong Kong) Limited (“Fubon”) with an outstanding balance of $308,947 at December 31, 2009 and $0 at December 31, 2008. The line of credit bears interest at the Hong Kong prime rate plus 0.5% as of December 31, 2009. The weighted average interest rate approximated 5.75% for 2009.

The summary of banking facilities at December 31, 2009 is as follows:

	Granted facilities	Utilized facilities	Not utilized facilities

Overdraft	$602,564	$308,947	$293,617
Instalment loan	2,361,825	2,361,825	—
Factoring loan	4,487,179	888,000	3,599,179
Import/export loan	8,205,128	8,125,813	79,315
Term Loan	859,081	859,081	—
Letter of guarantee	384,615	384,615	—

	$16,900,392	$12,928,281	$3,972,111

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

5. LONG-TERM DEBTS

Long-term debts were comprised of the following:

	2009	2008

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2009) to DBS Bank payable in monthly installments of $9,663 including interest through December 2009 without any balloon payment requirements	$1,572,720	$1,648,222

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2009) to DBS Bank payable in monthly installments of $3,782 including interest through December 2009 without any balloon payment requirements	69,949	112,312

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2009) to DBS Bank payable in monthly installments of $5,240 including interest through December 2009 without any balloon payment requirements	719,156	761,624

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at December 31, 2009) to BEA Bank payable in monthly installments of $16,111 including interest through December 2009 without any balloon payment requirements	705,128	—

	$3,066,953	$2,522,158
Less: current maturities	(318,972)	(160,447)

	$2,747,981	$2,361,711

An analysis of long-term debt as of December 31 is as follows:

	2009	2008

Current portion	$318,972	$160,447

After 1 year, but within 2 years	$586,013	$316,063
After 2 years, but within 5 years	508,050	257,789
After 5 years	1,653,918	1,787,859

	$2,747,981	$2,361,711

	$3,066,953	$2,522,158

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

5. LONG-TERM DEBTS (Continued)

With respect to all of the above referenced debt and credit arrangements in Note 3, the Company pledged its assets as collateral collectively to a bank group in Hong Kong comprised of DBS (formerly Overseas Trust Bank Limited), BEA and Fubon for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $703,974 (HK$5,491,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL, a security interest on a residential property located in Hong Kong owned by City, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

2.

a fixed cash deposit of $1,382,662 (HK$10,784,762), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang, as collateral for loans from BEA;

3.	a security interest on residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from Fubon.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

6. CAPITAL LEASE OBLIGATIONS

The Company has several non-cancellable capital leases relating to automobiles:

	2009	2008

Current portion	$318,135	$58,683
Non-current portion	146,117	43,055

	$464,252	$101,738

At December 31, the value of automobiles under capital leases as follows:

	2009	2008

Cost	$716,855	$193,514
Less: accumulated depreciation	(106,393)	(51,463)

	$610,462	$142,051

At December 31, the Company had obligations under capital leases repayable as follows:

	2009	2008

Total minimum lease payments
-Within one year	$338,502	$65,055
- After one year but within 5 years	156,078	47,329

	$494,580	$112,384
Interest expenses relating to future periods	(30,328)	(10,646)

Present value of the minimum lease payments	$464,252	$101,738

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

7. INCOME TAXES

Income tax (refund) expense amounted to $651,390 for 2009 and $(33,871) for 2008 (an effective rate of 18% for 2009 and 0% for 2008). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2009	2008

Computed tax at federal statutory rate	$1,215,117	$(70,292)
Tax rate differential on foreign earnings of Atlantic and Aristo, a Hong Kong based company	(826,464)	(121,297)
Expenses not deductible for tax	—	166,477
Unrecognized timing difference	—	23,480
Tax under/(over) provision for Atlantic	125,749	(97,973)
Net operating loss carry forward	136,988	65,734

	$651,390	$(33,871)

The income tax provision consists of the following components:

	2009	2008

Federal	$—	$—
Foreign	651,390	(33,871)

	$651,390	$(33,871)

The Components of the deferred tax assets and liabilities are as follows:

	2009	2008

Net operating losses	$1,259,714	$1,122,726

Total deferred tax assets	$1,259,714	$1,122,726
Less: valuation allowance	(1,259,714)	(1,122,726)

	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

8. WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2009 and 2008 since there were no outstanding options at December 31, 2009 and 2008.

9. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfil its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on February 28, 2010. As of March 1, 2010, Samsung has confirmed the annual renewal of such agreement for one year. Official signed agreement should be received by the Company in May 2010.

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 51% and 48%, of materials from Samsung for the years ended December 31, 2009 and 2008, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 5 for details for Mr. Yang’s support of the Company’s banking facilities. At December 31, 2009 and 2008, included in accounts payable were $17,406,347 and $8,675,069, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

As of December 31, 2009 and 2008, Samsung has withheld a total of $350,000 of rebate due to the Company as deposits. As agreed with Samsung, the deposits were fully refunded to the Company on January 22, 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

10. RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $34,099 for 2009 and $29,650 for 2008.

11. COMMITMENTS

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2009:

	Related parties	Others	Total

Year ending December 31,
2010	$18,846	$201,516	$220,362
2011	13,077	155,628	168,705
Thereafter	3,269	403,847	407,116

Total	$35,192	$760,991	$796,183

See Note 12 for related party leases. All leases expire prior to December 31, 2014. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2009. Rent expense for the years ended December 31, 2009 and 2008 totalled $136,017 and $142,985, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12. DERIVATIVE INSTRUMENTS

On February 1, 2009, the Company adopted ASC 815 (formerly SFAS No. 161) as referenced in Note 1. The adoption of ASC 815 requires additional disclosures about Company’s objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

Since all of the Company sales are done in USD, the bank is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company purchases FX forward contracts from the banks to secure the exchange rate for a period of time in order to hedge any FX exposure between HKD and USD throughout the purchase & sale period. The Company applies hedge accounting based upon the criteria established by ASC 815, whereby the Company designates its derivatives as cash flow hedges. Cash flows from the derivative programs were classified as operating activities in the Consolidated Statement of Cash Flows.

As at December 31, 2009 there is a participating forward currency option agreement between the Company and SCB for the Company to buy US$500,000 from SCB at a contract rate of 7.735 at specified dated up to January 7, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2009 was $12,564.

As at December 31, 2009, there is a target redemption forward currency option agreement between the Company and SCB for the Company to buy US$750,000 from SCB at a lower strike contract rate of 7.75 and an upper strike contract rate of 7.85 at specified dates up to April 29, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the lower strike contract rate or greater than the upper strike contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2009 was $1,260.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12. DERIVATIVE INSTRUMENTS (Continued)

There are three foreign currency exchange agreements matured as of December 31, 2009. These agreements are:

•

Pivot bonus forward currency option agreement between the Company and SCB for the Company to buy US$1,000,000 from SCB at a lower strike contract rate of 7.73 and an upper strike contract rate 7.749 at specified dates up to July 2, 2009. According to the terms of the agreement, the Company will buy in triple amounts if the spot rate is less than the lower strike contract rate. The gain on this forward contract during the year ended December 31, 2009 was $35,897.

•

The Company has holdings of US$500,000 Commodity Basket Linked Notes which were issued by SCB at specified dates up to February 17, 2009. According to the terms of agreements, the Company will receive interest at a rate equal to 6% if the Basket Return is larger than 0% and 100% redeemed if the Basket Return is less than or equal to 0% on the maturity date. The Company fully redeemed the securities at cost value on the maturity date of February 17, 2009.

•

As at December 31, 2009, there is a cancellable target redemption forward currency option agreement between the Company and SCB for the Company to buy US$1,000,000 from SCB at a lower strike contract rate of 7.725 and an upper strike contract rate of 7.75 at specified dates up to March 1, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the lower strike contract rate or greater than the upper strike contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2009 was $29,257.

The gross notional and fair values of derivative financial instruments in the Consolidated Balance Sheet as of December 31, 2009 were as follows:

	As of December 31, 2009
	Gross Notional(1)	Other current assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815
Cash flow hedges:
Foreign exchange contracts	$1,500,000	$—	$—	$—	$—
Total derivatives not designated as hedging instruments under ASC 815	—	—	—	—	—

Total derivatives	$1,500,000	$—	$—	$—	$—

(1)	Represents the face amounts of contracts that were outstanding as of December 31, 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12. DERIVATIVE INSTRUMENTS (Continued)

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2009 and 2008 was as follows:

		Gain recognised in income on derivative(1) Year ended December 31,
	Location	2009	2008
Cash flow hedges:
Foreign exchange contracts US$200,000 (HKD/USD)	Interest and other, net	$—	$12,644
Foreign exchange contracts USD500,000 (HKD/USD)	Interest and other, net	12,564	36,346
Foreign exchange contracts US$500,000 (HKD/USD)	Interest and other, net	—	11,538
Foreign exchange contracts USD500,000 (HKD/USD)	Interest and other, net	—	17,917
Foreign exchange contracts US$2,000,000 (CNY/USD)	Interest and other, net	—	(30,000)
Foreign exchange contracts USD750,000 (HKD/USD)	Interest and other, net	1,260	56,433
Foreign exchange contracts US$1,000,000 (HKD/USD)	Interest and other, net	35,897	56,410
Foreign exchange contracts US$1,000,000 (HKD/USD)	Interest and other, net	29,257	—

Total cash flow hedges		$78,978	$161,288

13. RELATED PARTY TRANSACTIONS

Transactions with Mr. Yang

As of December 31, 2009 and 2008, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totalling $11,233,839 and $7,900,404. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of VIE with the Company. A repayment plan will be workout, see Note 14 for details.

For the years ended December 31, 2009 and 2008, we recorded compensation to Mr. Yang of $1,300,000 and $735,026 respectively, and paid $1,300,000 and $735,026 respectively to Mr. Yang as compensation to him.

Transactions with Classic Electronic Ltd.

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic. The remaining 0.1% of Classic Electronics Ltd. (“Classic”) is owned by a non-related party. As of December 31, 2009 and 2008, the Company had outstanding accounts receivable from Classic totalling $0 and $1,717,320 respectively. This account receivable has been outstanding for more than 12 months in 2008 and paid off in 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13. RELATED PARTY TRANSACTIONS (Continued)

Transactions with Solution Semiconductor (China) Ltd.

Mr. Ben Wong, one of our directors, is a 99% shareholder of Solution Semiconductor (China) Ltd. (“Solution”). The remaining 1% of Solution is owned by a non-related party. On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077 and $13,077 to Solution during the year ended December 31, 2009 and 2008.

During the years ended December 31, 2009 and 2008, we purchased inventories of $10,138 and $0 respectively from Solution. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from Citic Ka Wah Bank Limited (“Citic”)and Standard Chartered Bank (Hong Kong) Limited (“SCB”) respectively.

Transactions with Systematic Information Ltd.

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692 and $7,692 to Systematic Information during the years ended December 31, 2009 and 2008.

During the years ended December 31, 2009 and 2008, we received service charges of $5,436 and $0 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2009 and 2008, we sold products for $326,578 and $1,913,071 respectively, to Systematic Information. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Systematic Information.

During the years ended December 31, 2009 and 2008, we purchased inventories of $74,688 and $1,446,680 respectively from Systematic Information. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from SCB.

Transactions with Global Mega Development Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2009 and 2008, we sold products for $1,393 and $0 respectively, to Global. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Global.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13. RELATED PARTY TRANSACTIONS (Continued)

Transactions with Systematic Semiconductor Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2009 and 2008, we received a management fee of $9,615 and $15,384 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the years ended December 31, 2009 and 2008, we sold products for $19,914 and $275,766 respectively, to Systematic. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Systematic.

During the years ended December 31, 2009 and 2008, we purchased inventories of $0 and $560,750 respectively from Systematic. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Systematic.

Transactions with Aristo Components Limited

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2009 and 2008, we received a management fee of $11,923 and $8,077 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the years ended December 31, 2009 and 2008, we sold products for $12,060 and $67,968 respectively, to Aristo Comp. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2009 and 2008, we purchased inventories of $241,367 and $37,665 respectively from Aristo Comp. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Storage Devices Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2009 and 2008, we sold products for $337,946 and $575,386 respectively, to Atlantic Storage. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2009 and 2008, we purchased inventories of $0 and $679,048 respectively, from Atlantic Storage. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Atlantic Storage.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13. RELATED PARTY TRANSACTIONS (Continued)

Transactions with Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2009 and 2008, we sold products for $73,219 and $1,077,653 respectively, to Rambo. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Rambo.

During the years ended December 31, 2009 and 2008, we purchased inventories of $54,930 and $10,314 respectively, from Rambo. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Rambo.

Transactions with Usmart Electronic Products Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Usmart Electronic Products Ltd. (“Usmart”). On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $13,333 and $0 from Usmart during the years ended December 31, 2009 and 2008.

During the years ended December 31, 2009 and 2008, we sold products for $4,837 and $5,509 respectively, to Usmart. As of December 31, 2009 and 2008, there were no outstanding accounts receivables from Usmart.

During the years ended December 31, 2009 and 2008, we purchased inventories of $42,596 and $199,712 respectively, to Usmart. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Usmart.

Transactions Imax Technology Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Imax Technology Ltd. (“Imax”). During the years ended December 31, 2009 and 2008, we purchased inventories of $0 and $3,167 respectively, to Imax. As of December 31, 2009 and 2008, there was no outstanding accounts payable from Imax.

Transactions with Kadatco Company Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, a 99% shareholder of Kadatco Company Limited (“Kadatco”). The remaining 1% of Kadatco is owned by a non-related party. During the years ended December 31, and 2008, we purchased inventories of $24,895 and $0 respectively, to Kadatco. As of December 31, 2009 and 2008, there was no outstanding account balance.

Transactions with City Royal Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”).

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

14. SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2010 through April 15, 2010, the date these financial statements are issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Effective on June 1, 2010, Mr. Yang will repay the amount due from director to Aristo by a monthly payment of HK$1,000,000 (approximately $128,205) over the course of 5 years. The repayment plan is subject to review by the Company from time to time.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS

On January 7, 2010, the Company filed the consolidated balance sheets as of December 31, 2009 and 2008, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2008, in Form 10K/A (Amendment No. 2) Part IV Item 15 Page F-1- F-26 with the Securities and Exchange Commission (SEC). The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended December 31, 2008. The Company determined to re-do the 2008 and 2009 audit and restate the financial statements. The restated financial statements will be filed with SEC. The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEETS

	Original	Restated

	December 31,

ITEMS	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$1,784,355	$1,943,463
Restricted cash	5,169,753	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008	10,230,464	10,342,453
Accounts receivable, related parties	8,412,729	1,717,320
Inventories, net	2,060,195	3,668,568
Restricted marketable securities	500,000	500,000
Income tax refundable	—	—
Other current assets	30,051	525,918

Total current assets	$28,187,547	$23,867,475
Property, plant and equipment, net	6,007,456	6,922,623
Other deposits	392,069	396,900
Amounts due from stockholder/director	—	7,900,404

TOTAL ASSETS	$34,587,072	$39,087,402

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
ITEMS	2008	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,669,779	17,318,949
Accruals	396,755	409,367
Lines of credit and loan facilities	16,447,742	16,447,742
Current portion of long-term debt	160,447	160,447
Current portion of capital lease	58,683	58,683
Income tax payable	5,588	5,588
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	301,076	508,073

Total current liabilities	$31,152,455	$35,021,234

Long-term liabilities
Long-term debt, less current portion	2,361,711	2,361,711
Capital lease, less current portion	43,055	43,055
Deferred tax liabilities	—	8,343

Total long-term liabilities	2,404,766	2,413,109
Deferred tax	8,343	—

TOTAL LIABILITIES	33,565,564	37,434,343

Commitments and contingencies	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,329,936 shares issued and outstanding as of December 31, 2008	$28,330	$28,330

Additional paid in capital	3,593,027	3,593,027
Amount due from stockholder/director	(39,633)	—
Accumulated losses	(2,560,216)	(1,968,298)

	1,021,508	1,653,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,587,072	39,087,402

As a result of restatement of the consolidated balance sheet as of December 31, 2008, total assets increased from $34,587,072 as originally reported, to $39,087,402, an increase of $4,500,330. The increase of total assets was derived from increase $159,108 in cash and cash equivalents, increase $111,989 in accounts receivable, decrease $6,695,409 in accounts receivables from related parties, increase $1,608,373 in inventories, increase $495,867 in other current assets, increase $915,167 in property, plant and equipment, increase $4,831 in other deposits, and increase $7,900,404 in amounts due from stockholder/director.

The total liabilities increased from $33,565,564 as originally reported, to $37,434,343, an increase of $3,868,779. The increase of total liabilities was derived from increase $3,649,170 in accounts payable, increase $12,612 in accruals, and increase $206,997 in other current liabilities.

The total stockholders’ equity was restated from $1,021,508 as originally reported, to $1,653,059, an increase of $631,551. The increase of total stockholders’ equity was derived from decrease $591,918 in accumulated losses, and reclassify $39,633 in amount due from to stockholder/director from stockholders’ equity.

The total liabilities and stockholders’ equity were restated from $34,587,072 as originally reported, to $39,087,402, an increase of $4,500,330.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Original	Restated

	For the year ended December 31,

ITEMS	2008	2008

Net sales	$206,082,770	$209,556,926
Costs of sales	(201,880,793)	(205,388,286)

Gross profit	$4,201,977	$4,168,640
Selling and distribution costs	(76,072)	(82,285)
General and administrative expenses	(4,099,249)	(3,315,840)

Income from operation	$26,656	$770,515
Other income (expenses)
Rental income	89,231	89,231
Interest expenses	(1,073,795)	(1,073,798)
Profit on disposals of equipment		—
Loss on disposal of marketable securities	(227,781)	(227,781)
Unrealised gain on disposal of marketable securities		—
Management and service income	23,462	23,462
Net income on cash flow hedge	161,288	161,288
Director life insurance policy refund		—
Exchange differences	(48,677)	(48,677)
Interest income	90,706	90,706

Miscellaneous	3,000	8,311

Loss before income taxes	$(955,910)	$(206,743)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Original	Restated

	For the year ended December 31,

ITEMS	2008	2008

Income taxes	$33,871	$33,871

Net loss	$(922,039)	$(172,872)

Loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares – basic and diluted	28,329,936	28,329,396

As a result of restatement of consolidated income and comprehensive income for the year ended December 31, 2008, total net loss decreased from $922,039 as originally reported to $172,872, a decrease of $749,167. The decreased loss was composed of increase $3,474,156 in net sales, increase $3,507,493 in costs of sales, increase $6,213 in selling and distribution costs, decrease $783,409 in general and administrative expenses, increase $3 in interest expenses, and increase $5,311 in sundry income.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Original	Restated

	For the year ended December 31,

ITEMS	2008	2008

Cash flows from operating activities
Net loss	$(922,039)	$(172,872)
Depreciation and amortisation	238,477	238,477
Change in inventory reserve	(190,000)	(190,000)
Loss on disposal of marketable securities	227,782	227,781
Loss on revaluation of properties	883,116	—

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,635,680)	(2,715,435)
Accounts receivable – related parties	(456,965)	539
Inventories	1,613,799	289,588
Other assets	(4,824)	(9,656)
Income tax refundable	49,375	49,375
Other current assets	53,010	(436,734)
Accounts payable	1,077,094	4,448,749
Accrued expenses	210,017	213,411
Income tax payable	5,588	5,588
Other current liabilities	32,503	239,501
Deferred tax	(7,128)	(7,128)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Original	Restated

	For the year ended December 31,
ITEMS	2008	2008

Net cash provided by operating activities	$174,125	$2,181,184

Cash flows from investing activities
Advance (to) from stockholders	$36,365	$(1,842,916)
Increase in restricted cash	(966,696)	(966,696)
Increase in restricted marketable securities	(500,000)	(500,000)
Cash proceeds from sales of marketable securities and restricted marketable securities	946,229	946,229
Purchase of property, plant and equipment	(132,513)	(164,565)

Net cash used in investing activities	$(616,615)	$(2,527,948)

Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$837,254	$837,254
Principal payments under long-term debt	(152,321)	(152,321)
Principal payments under capital lease obligation	(55,762)	(55,762)

Net cash provided by financing activities	$629,171	$629,171

Net cash and cash equivalents sourced	186,681	282,407

Cash and cash equivalents–beginning of year	1,597,674	1,661,056

Cash and cash equivalents–end of year	1,784,355	1,943,463

Supplementary cash flow information:
Interest paid	$1,073,795	$1,073,798
Income tax paid	57,582	57,582
Income tax refund	139,289	139,289

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$62,538	$62,538

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

As a result of the restatement, the net cash provided by operating activities for the year ended December 31, 2008 increased by $2,007,059 from $174,125 as originally reported, to $2,181,184; net cash used in investing activities increased by $1,911,333 from $616,615 as originally reported, to $2,527,948. The cash and cash equivalents at end of year was increased by $159,108 from $1,784,355 as originally reported, to $1,943,463 owing to the reclassification of cash and cash equivalents to restricted cash.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance At the End of the Year

Allowance for Doubtful Accounts:

Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2009	$—	$—	$—	$—

Inventory Obsolescence Reserve:

Year ended December 31, 2008	$564,103	$—	$190,000	$374,103
Year ended December 31, 2009	$374,103	$—	$26,970	$347,133

Valuation Allowance for Deferred Tax Assets:

Year ended December 31, 2008	$1,056,992	$65,734	$—	$1,122,726
Year ended December 31, 2009	$1,122,726	$136,988	$—	$1,259,714

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)

	Total	Fourth	Third	Second	First

2009
Total net sales	$304,655	$90,357	$75,973	$75,892	$62,433
Gross profit	8,479	654	2,414	2,553	2,858
Net income (loss)	2,923	(317)	987	1,084	1,169
Net income (loss) per share:
basic and diluted	0.10	(0.01)	0.03	0.04	0.04

2008
Total net sales	$209,557	$57,614	$51,849	$46,603	$53,491
Gross profit	4,169	697	1,747	1,394	331
Net income (loss)	(173)	(294)	571	365	(815)
Net income (loss) per share:
basic and diluted	(0.01)	(0.01)	0.02	0.01	(0.03)

S-1