Form 10-K/A
period 2009-12-31
ACL SEMICONDUCTOR INC
filed 2010-04-22
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K/A (Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

          This is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 dated April 15, 2010 (the “Annual Report”). The purpose of this amendment is to make certain immaterial changes that were not reflected in the as-filed version of the Annual Report. Except for such changes, this amendment does not update, modify, or amend any disclosure set forth in the Annual Report.

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

          In addition to Samsung-branded products, Aristo sells brands such as Hynix, Micro, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo is not an authorized distributor of any of these brands but instead is a trader of a broad range of products and brands in the computer accessories market.

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

          We own an investment property of approximately 2,670 square feet, which is located at House 19, Casas Domingo, 8 Kam Ka Street, New Territories, Hong Kong with 2 parking lots namely No. 39 and No. 40 of the estate.

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

          For the years ended December 31, 2009 and 2008, the largest 5 customers accounted for 70% and 62% of our net sales, respectively. As of December 31, 2009, we had net current liabilities of $12,072,030 and accumulated earnings of $954,185. We generated net sales of $304,655,159 for the year ended December 31, 2009 and recorded a net income of $2,922,483. In addition, during the year ended December 31, 2009, net cash provided by operating activities amounted to $7,865,309.

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

	Year Ended December 31, (US$)
	2009	2008 (Restated)

Net sales	$304,655,159	$209,556,926
Cost of sales	(296,176,177)	(205,388,286)
Gross profit	8,478,982	4,168,640

Operating expenses:
Sales and marketing	(139,124)	(82,285)
General and administrative	(4,549,182)	(3,315,840)
Total operating expenses	(4,688,306)	(3,398,125)

Income from operations	3,790,676	770,515
Other income (expenses)	(216,803)	(977,258)
Income (loss) before income taxes provision	3,573,873	(206,743)
Income taxes (provision) reversal	(651,390)	33,871
Net income (loss)	2,922,483	(172,872)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales

Year Ended December 31,
2009	2008	% Change

$ 304,655,159	$ 209,556,926	45.4%

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

          As of December 31, 2009, the Company had revolving lines of credit and loan facilities in the aggregate amount of $16,900,393, of which $3,972,111 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 4 and 5 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

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

Net Cash Used for Investing Activities

          In the year ended December 31, 2009, net cash used for investing activities amounted to $696,233 while in the year ended December 31, 2008, it amounted to $2,527,948, a decrease of $1,831,715. This decrease was primarily due to a decrease of restricted cash and marketable securities and increase of purchases of property, automobiles and machinery, and amount due from Aristo / Mr. Yang in 2009.

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

          ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The Company is in the process of evaluating ASC 810 and will make necessary changes accordingly.

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

          In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company is in the process of evaluating Statement No. 167 and will make necessary changes if required.

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chung-Lun Yang,	2009	$1,300,000	--	--	--	--	--	--	$1,300,000
Chief Executive Officer and Chairman of the Board	2008	$735,026	--	--	--	--	--	$--	$735,026

Kenneth Lap Yin	2009	$87,051	--	--	--	--	--	--	$87,051
Chan, Chief Financial Officer	2008	$64,615	--	--	--	--	--	--	$64,615

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          Except with respect to Ben Wong who was paid fees of $85,128 during the year ended December 31, 2009 for his role as Sales Director of Atlantic, none of our directors who served during the year ended December 31, 2009 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

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

CERTAIN RELATED PERSON TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

          As of December 31, 2009 and 2008, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $11,233,839 and $7,900,404. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (see Note 14 to consolidated financial statements).

          For the years ended December 31, 2009 and 2008, we recorded compensation to Mr. Yang of $1,300,000 and $735,026 respectively, and paid $1,300,000 and $735,026 respectively to Mr. Yang as compensation to him.

Transactions with Classic Electronic Limited

          Mr. Ben Wong, one of our directors, is a 99.9% shareholder of of Classic Electronics Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. As of December 31, 2009 and 2008, the Company had outstanding accounts receivable from Classic totaling $0 and $1,717,320 respectively. This account receivable was outstanding for more than 12 months in 2008 and paid off in 2009.

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

Transactions with Kadatco Company Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, a 99.99% shareholder of Kadatco Company Limited (“Kadatco”). The remaining 0.01% of Kadatco is owned by a non-related party. During the years ended December 31, 2009 and 2008, we purchased inventories of $24,895 and $0 respectively, from Kadatco. As of December 31, 2009 and 2008, there was no outstanding payable from Kadatco.

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

Schedule III – Quarterly Information (Unaudited). Schedule III on page S-1 is filed as part of this report.

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

10.20	2006 Incentive Equity Stock Plan, incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the Securities and Exchange Commission on April 27, 2006.

14	Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

16.1	Letter dated March 19, 2008 from Jeffrey Tsang & Co., incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

21.1*	Subsidiaries of the Company

23.1*	Consent of Albert Wong & Co.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

By:	/s/ Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Dated: April 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 22, 2010

Chung-Lun Yang

/s/ Kenneth Lap-Yin Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2010

Kenneth Lap-Yin Chan

/s/ Ben Wong	Director	April 22, 2010

Ben Wong

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

Index to Consolidated Financial Statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
April 15, 2010	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2009	2008
			(RESTATED)
ASSETS
Current assets
Cash and cash equivalents		$2,001,805	$1,943,463
Restricted cash		2,086,504	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008		12,434,386	10,342,453
Accounts receivable, related parties		—	1,717,320
Inventories, net		6,048,116	3,668,568
Restricted marketable securities		—	500,000
Other current assets		274,351	525,918

Total current assets		$22,845,162	$23,867,475
Property, plant and equipment, net	3	8,179,765	6,922,623
Other deposits		213,535	396,900
Amounts due from Aristo / Mr. Yang		11,233,839	7,900,404

TOTAL ASSETS		$42,472,301	$39,087,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$23,838,753	$17,318,949
Accruals		527,582	409,367
Lines of credit and loan facilities	4	9,013,813	16,447,742
Current portion of long-term debt	5	318,972	160,447
Current portion of capital lease	6	318,135	58,683
Income tax payable		505,078	5,588
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		282,475	508,073

Total current liabilities		$34,917,193	$35,021,234

Long-term liabilities
Long-term debt, less current portion	5	$2,747,981	$2,361,711
Capital lease, less current portion	6	146,117	43,055
Deferred tax liabilities		19,468	8,343

Total long-term liabilities		2,913,566	2,413,109

TOTAL LIABILITIES		$37,830,759	$37,434,343

Commitments and contingencies		$—	$—

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,729,936 and 28,329,936 shares issued and outstanding as of December 31, 2009 and 2008 respectively		28,730	28,330

Additional paid in capital		3,658,627	3,593,027
Retained earnings/accumulated losses		954,185	(1,968,298)

		$4,641,542	$1,653,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$42,472,301	$39,087,402

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		2009	2008
	Notes		(RESTATED)

Net sales		$304,655,159	$209,556,926
Costs of sales		(296,176,177)	(205,388,286)

Gross profit		$8,478,982	$4,168,640
Selling and distribution costs		(139,124)	(82,285)
General and administrative expenses		(4,549,182)	(3,315,840)

Income from operation		$3,790,676	$770,515
Other income (expenses)
Rental income		96,154	89,231
Interest expenses		(460,329)	(1,073,798)
Loss on disposal of marketable securities		—	(227,781)
Management and service income		28,257	23,462
Net income on cash flow hedge		78,978	161,288
Interest income		38,576	90,706
Profit on disposals of equipment		18,946	—
Exchange differences		(25,217)	(48,677)
Miscellaneous		7,832	8,311

Income (loss) before income taxes		$3,573,873	$(206,743)

Income taxes	7	(651,390)	33,871

Net income (loss)		$2,922,483	$(172,872)

Earnings (loss) per share – basic and diluted		$0.10	$(0.01)

Weighted average number of shares – basic and diluted	8	28,681,717	28,329,936

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Retained earnings/ (accumulated losses)	Total

Balance, January 1, 2008	28,329,936	$28,330	$3,593,027	$(1,795,426)	$1,825,931
Net loss	—	—	—	(172,872)	(172,872)

Balance, December 31, 2008	28,329,936	$28,330	$3,593,027	$(1,968,298)	$1,653,059

Balance, January 1, 2009	28,329,936	$28,330	$3,593,027	$(1,968,298)	$1,653,059
Issue of capital	400,000	400	65,600	—	66,000
Net income	—	—	—	2,922,483	2,922,483

Balance, December 31, 2009	28,729,936	$28,730	$3,658,627	$954,185	$4,641,542

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
		(RESTATED)
Cash flows from operating activities
Net income (loss)	$2,922,483	$(172,872)
Depreciation and amortisation	291,968	238,477
Bad debts	697,803	—
Change in inventory reserve	(26,970)	(190,000)
Issuance of common stocks to consultant as professional fee under share option scheme	66,000	—
Gain on disposal of equipment	(18,946)	—
Loss on disposal of marketable securities	—	227,781

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,789,737)	(2,715,435)
Accounts receivable – related parties	1,717,320	539
Inventories	(2,352,579)	289,588
Other assets	183,365	(9,656)
Income tax refundable	—	49,375
Other current assets	251,566	(436,734)
Accounts payable	6,519,804	4,448,749
Accrued expenses	118,215	213,411
Income tax payable	499,490	5,588
Other current liabilities	(225,598)	239,501
Deferred tax	11,125	(7,128)

Net cash provided by operating activities	$7,865,309	$2,181,184

Cash flows from investing activities
Advance (to) from Aristo / Mr. Yang	$(3,333,435)	$(1,842,916)

Increase in restricted cash	3,083,249	(966,696)
Increase in restricted marketable securities	500,000	(500,000)
Cash proceeds from sales of marketable securities and restricted marketable securities	—	946,229
Cash proceeds from sales of automobiles	48,077	—
Purchase of property, plant and equipment	(994,124)	(164,565)

Net cash used in investing activities	$(696,233)	$(2,527,948)

Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$(7,433,929)	$837,254
Borrowing under long-term debt	937,180	—
Principal payments under long-term debt	(392,384)	(152,321)
Principal payments under capital lease obligation	(221,602)	(55,762)

Net cash provided by financing activities	$(7,110,735)	$629,171

Net cash and cash equivalents sourced	$58,341	$282,407

Cash and cash equivalents–beginning of year	1,943,463	1,661,056

Cash and cash equivalents–end of year	$2,001,805	$1,943,463

Supplementary cash flow information:
Interest paid	$460,329	$1,073,798
Income tax paid	140,775	57,582
Income tax refund	—	139,289
Compensation received from insurance company related to bad debt under factoring coverage	719,711	—

Supplementary schedule of non-cash investing and
financing activities:
Income tax provision	$651,390	$17,411

Capital lease obligations incurred when capital
leases were entered for new automobiles	$584,117	$62,538

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
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b) Principles of consolidation (Continued)

According to ASC 810-10-25 which codified FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46R), an entity that has one or more of the three characteristics set forth therein is considered a variable interest entity. One of such characteristics is that the equity investment at risk in the relevant entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. Based on a review of the equity investment at risk, the Company concluded that Aristo Technologies Limited (“Aristo”) is a variable interest entity and is therefore subject to consolidation with the Company under the guidance applicable to variable interest entities.

Aristo Technologies Limited

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for various brands such as Samsung, Hynix, Micro, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009. For fiscal year 2008, sales to Aristo were $9,076,034 with accounts receivable of $6,695,409 as of December 31, 2008. For fiscal year 2007, sales to Aristo were $17,165,728 with accounts receivable of $6,237,905 as of December 31, 2007.

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers that the Company cannot obtain from Samsung directly due to supply limitations.

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

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The Company is in the process of evaluating ASC 810 and will make necessary changes accordingly.

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
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards (Continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company is in the process of evaluating Statement No. 167 and will make necessary changes if required.

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

Property, plant and equipment, net comprise the following:

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
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

7. INCOME TAXES

Income tax (refund) expense amounted to $651,390 for 2009 and $(33,871) for 2008 (an effective rate of 18% for 2009 and 0% for 2008). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2009	2008

Computed tax at federal statutory rate	$1,215,117	$(70,292)
Tax rate differential on foreign earnings of Atlantic and Aristo, Hong Kong based companies	(826,464)	(121,297)
Expenses not deductible for tax	—	166,477
Unrecognized timing difference	—	23,480
Tax under/(over) provision for Atlantic	125,749	(97,973)
Net operating loss carry forward	136,988	65,734

	$651,390	$(33,871)

The income tax provision consists of the following components:

	2009	2008

Federal	$—	$—
Foreign	651,390	(33,871)

	$651,390	$(33,871)

The Components of the deferred tax assets and liabilities are as follows:

	2009	2008

Net operating losses	$1,259,714	$1,122,726

Total deferred tax assets	$1,259,714	$1,122,726
Less: valuation allowance	(1,259,714)	(1,122,726)

	$—	$—

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

As of December 31, 2008, Samsung has withheld a total of $350,000 of rebate due to the Company as deposits. As agreed with Samsung, the deposits were fully refunded to the Company on January 22, 2009.

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

See Note 13 for related party leases. All leases expire prior to December 31, 2014. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2009. Rent expense for the years ended December 31, 2009 and 2008 totalled $136,017 and $142,985, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12. DERIVATIVE INSTRUMENTS

On February 1, 2009, the Company adopted ASC 815 (formerly SFAS No. 161) as referenced in Note 2. The adoption of ASC 815 requires additional disclosures about Company’s objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12. DERIVATIVE INSTRUMENTS (Continued)

There are three foreign currency exchange agreements that matured as of December 31, 2009. These agreements are:

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

13. RELATED PARTY TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2009 and 2008, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $11,233,839 and $7,900,404. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (See Note 14 for details).

For the years ended December 31, 2009 and 2008, we recorded compensation to Mr. Yang of $1,300,000 and $735,026 respectively, and paid $1,300,000 and $735,026 respectively to Mr. Yang as compensation to him.

Transactions with Classic Electronic Limited

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic Electronics Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. As of December 31, 2009 and 2008, the Company had outstanding accounts receivable from Classic totaling $0 and $1,717,320 respectively. This account receivable has been outstanding for more than 12 months in 2008 and paid off in 2009.

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

Transactions with Kadatco Company Limited

Mr. Yang, the Company's Chief Executive Officer, majority shareholder and a director, is a 99.99% shareholder of Kadatco Company Limited (“Kadatco”). The remaining 0.01% of Kadatco is owned by a non-related party. During the years ended December 31, 2009 and 2008, we purchased inventories of $24,895 and $0 respectively, from Kadatco. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Kadatco.

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

As discussed in Note 9 of the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories. This vendor accounted for the majority of the Company’s purchases for 2009. The Company’s non-exclusive distributorship agreement with this vendor has a one-year term and contains certain sales quotas to be met by the Company. This agreement has been renewed more than ten times, most recently on March 1, 2009 and expired on February 28, 2010. As of March 1, 2010, this vendor has confirmed the annual renewal of such agreement for one year. The Company has already signed a renewal agreement with Samsung. The Company expects to receive the return of a fully executed renewal agreement in the next two months. Termination of such distributorship agreement by this vendor would have a material adverse effect on the operations of the Company.

Aristo agreed to repay the Company a monthly payment of HK$1,000,000 (approximately $128,205) over the course of 5 years beginning June 1, 2010. The repayment plan is subject to review by the Company from time to time.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS

On January 7, 2010, the Company filed the consolidated balance sheets as of December 31, 2009 and 2008, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2008, in Form 10K/A (Amendment No. 2) Part IV Item 15 Page F-1- F-26 with the Securities and Exchange Commission (SEC). The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended December 31, 2008. The Company determined to re-do the 2007 and 2008 audit and restate the financial statements. The restated financial statements will be filed with SEC. The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEETS

	Original	Restated

	December 31,

ITEMS	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$1,784,355	$1,943,463
Restricted cash	5,169,753	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2009 and 2008	10,230,464	10,342,453
Accounts receivable, related parties	8,412,729	1,717,320
Inventories, net	2,060,195	3,668,568
Restricted marketable securities	500,000	500,000
Income tax refundable	—	—
Other current assets	30,051	525,918

Total current assets	$28,187,547	$23,867,475
Property, plant and equipment, net	6,007,456	6,922,623
Other deposits	392,069	396,900
Amounts due from Aristo / Mr. Yang	—	7,900,404

TOTAL ASSETS	$34,587,072	$39,087,402

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

As a result of restatement of the consolidated balance sheet as of December 31, 2008, total assets increased from $34,587,072 as originally reported, to $39,087,402, an increase of $4,500,330. The increase of total assets was derived from an increase of $159,108 in cash and cash equivalents, an increase of $111,989 in accounts receivable, a decrease of $6,695,409 in accounts receivables from related parties, an increase of $1,608,373 in inventories, an increase of $495,867 in other current assets, an increase of $915,167 in property, plant and equipment, an increase of $4,831 in other deposits, and an increase of $7,900,404 in amounts due from stockholder/director.

The total liabilities increased from $33,565,564 as originally reported, to $37,434,343, an increase of $3,868,779. The increase of total liabilities was derived from an increase $3,649,170 in accounts payable, an increase of $12,612 in accruals, and an increase of $206,997 in other current liabilities.

The total stockholders’ equity was restated from $1,021,508 as originally reported, to $1,653,059, an increase of $631,551. The increase of total stockholders’ equity was derived from a decrease of $591,918 in accumulated losses, and a reclassification of $39,633 in amount due from to stockholder/director from stockholders’ equity.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2009 AND
THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15. RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Original	Restated

	For the year ended December 31,

ITEMS	2008	2008

Income taxes	$33,871	$33,871

Net loss	$(922,039)	$(172,872)

Loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares – basic and diluted	28,329,936	28,329,936

As a result of restatement of consolidated income and comprehensive income for the year ended December 31, 2008, total net loss decreased from $922,039 as originally reported to $172,872, a decrease of $749,167. The decreased loss was composed of an increase of $3,474,156 in net sales, an increase of $3,507,493 in costs of sales, an increase of $6,213 in selling and distribution costs, a decrease of $783,409 in general and administrative expenses, an increase of $3 in interest expenses, and an increase of $5,311 in sundry income.

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
(Stated in US Dollars)

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