Form 10-K/A
period 2007-12-31
ACL SEMICONDUCTOR INC
filed 2010-05-04
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

          This Amendment No. 3 to ACL Semiconductors, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2007 is being made principally as a result of the Company’s recent determination on March 23, 2010 that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Chung-Lun Yang, is a variable interest entity under FASB ASC 810-10-25 and is subject to consolidation with the Company.

          This Form 10-K/A amends and restates Item 1 of Part I, Item 1A of Part I, Item 7 of Part II, Item 9AT of Part II, Item 10 of Part II, Item 11 of Part II, Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Part IV. This amendment also adds a restatement footnote as Note 16 of the Notes to Consolidated Financial Statements of Part IV. No other information included in the original Form 10-K is amended hereby.

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

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although Flash memory is currently used predominantly in mobile phones and PDAs, it is commonly used in multi-media digital storage applications for products such as MP3 players, DSC, Digital Voice Recorders, USB Disks, Flash Cards, etc. In addition, Solid State Disk hard disks (SSD) will be the next arena that NAND Flash is expected by the Company to penetrate in the marketplace. The SSD hard disk has the potential to dominate the traditional hard disk for notebook markets. Samsung is a major supplier in the world of Flash products. In 2007, Samsung NAND Flash revenue was approximately US$6,580 million, representing 35% of Flash’s (NAND + NOR) market share.

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

Sales and Marketing

          As of December 31, 2007, the Company employed a total of 15 sales and marketing personnel, each of whom has several years experience in the memory products industry. 8 of these salespeople are stationed in the Company’s headquarters in Hong Kong, and 7 of them work out of the Company’s China offices. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products.

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

Employees

          As of December 31, 2007, the Company had 45 employees. Of the 45 employees, 17 employees are in sales and marketing, 13 employees are in administration, 8 employees are in engineering, and 7 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

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

The restatement of our financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

          Our management recently concluded that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10- 25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in this amended Form 10-K for the year ended 2007 to correct the errors related to accounting for variable interest entities. The financial statements as originally filed for those periods should not be relied upon. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, financial condition and results of operations.

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

          We lease a warehouse unit of approximately 3,000 square feet located at 6/F, Kevin Wong Development Building, 11 Tai Yip Street, Kwun Tong, Kowloon, Hong Kong. The lease was for two years with Kevin Wong Holding Limited and expired on January 24, 2009, with monthly rental payments of HK$12,800 (approximately US$1,641).

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

          For the years ended December 31, 2007 and 2006, the largest 5 customers accounted for 51% and 41% of our net sales, respectively. As of December 31, 2007, we had net current liabilities of $8,948,116 and an accumulated deficit of $1,795,426. We generated net sales of $166,771,606 for the year ended December 31, 2007 and recorded a net income of $278,843. In addition, during the year ended December 31, 2007, net cash provided by operating activities amounted to $7,170,779.

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

          Net sales for fiscal year 2007 were $166,771,606, which increased by 57.9% or $61,129,483 compared to fiscal year 2006. The turnover has met the Company’s expectation for 2007 in general.

          The memory unit price kept decreasing through a product’s life cycle and as a result the actual units sold increased in proportion to the decrease in unit price. The Company’s gross profit margin had decreased from an average 3.9% to 2.3% year-on-year base.

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

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between us and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.7% for the year ended December 31, 2007 and approximately 96.1% for the year ended December 31, 2006.

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

	Year Ended December 31, (US$)
	2007 (Restated)	2006 (Restated)

Net sales	$166,771,606	$105,642,123
Cost of sales	(162,933,656)	(101,544,098)

Gross profit	3,837,950	4,098,025

Operating expenses:
Sales and marketing	(73,508)	(791,367)
General and administrative	(3,066,995)	(2,272,057)

Total operating expenses	(3,140,503)	(3,063,424)

Income from operations	697,447	1,034,601
Other expenses	(230,771)	(420,782)

Income before income taxes provision	466,676	613,819
Income taxes (provision) reversal	(187,833)	(163,415)

Net income	278,843	450,404

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales

Year Ended December 31,
2007	2006	% Change

$166,771,606	$105,642,123	57.9%

          Sales increased by $61,129,483 or 57.9% from $105,642,123 for year ended December 31, 2006 to $166,771,606 for the year ended December 31, 2007. The increase was mainly due to increased sales to OEM factories in Hong Kong and South China areas, resulting in a higher turnover when compared to the year ended December 31, 2006.

Cost of Sales

Year Ended December 31,
2007	2006	% Change

$162,933,656	$101,544,098	60.5%

          Cost of sales increased $61,389,558 or 60.5%, from $101,544,098 for the year ended December 31, 2006 to $162,933,656 for the year ended December 31, 2007. The cost of sales increased in proportion to the increase of net sales and reduction of rebate by Samsung from 2.4% to 1.8%.

Gross Profit

Year Ended December 31,
2007	2006	% Change

$3,837,950	$4,098,025	-6.3%

          Gross profit decreased by $260,075 or 6.3% from $4,098,025 for the year ended December 31, 2006 to $3,837,950 for the year ended December 31, 2007. The gross profit percentage decreased to 2.3% of revenue for the year ended December 31, 2007 compared to 3.9% of revenue for the year ended December 31, 2006, as a result of reduction of rebate by Samsung from 2.4% to 1.8% and special marketing effort of Samsung products to several 1st tier manufacturers in China which occurred during the year. We expect the gross profit for the year ended December 31, 2008 to remain at approximately the same level as the year ended December 31, 2007.

Sales and Marketing

Year Ended December 31,
2007	2006	% Change

$73,508	$791,367	-90.7%

          Sales and marketing expenses decreased by $717,859, or 90.7%, from $791,367 for the year ended December 31, 2006 to $73,508 for the year ended December 31, 2007. The decrease was principally attributable to the decreased sales commission expenses incurred for the year 2007. We expect the sales and marketing expenses for the year ended December 31, 2008 to remain at approximately the same level as the year ended December 31, 2007.

General and Administrative

Year Ended December 31,
2007	2006	% Change

$3,066,995	$2,272,057	35.0%

          General and administrative expenses increased $794,938 or 35.0% from $2,272,057 for the year ended December 31, 2006 to $3,066,995 for the year ended December 31, 2007. This increase was primarily attributable to an increase in depreciation, director’s remuneration and salary expenses during the year 2007. We will continue to keep general and administrative expenses for the year ended December 31, 2008 at approximately the same level as the year ended December 31, 2007.

Income from Operations

Year Ended December 31,
2007	2006	% Change

$697,447	$1,034,601	-32.6%

          Income from operations was $697,447 for the year ended December 31, 2007 compared to $1,034,601 for the year ended December 31, 2006, a decrease of income of $337,154. The decrease was mainly due to decrease in Samsung rebates and increase of operating expenses.

Interest Expense

Year Ended December 31,
2007	2006	% Change

$1,009,010	$688,693	46.5%

          Interest expense increased $320,317, or 46.5% from interest expense of $688,693 in the year ended December 31, 2006, to $1,009,010 in the year ended December 31, 2007. The increase was mainly due to an increase in the Company’s need to open and draw down on letters of credits to obtain goods from its suppliers. We expect we will increase the interest expense for the year ended December 31, 2008 because of an increase in bank lines of credit and loan facilities.

Unrealized Gains on Pledged Marketable Securities

Year Ended December 31,
2007	2006	% Change

$404,780	$—	N/A

          Unrealized gain on pledged marketable securities increased by $404,780 from $0 in the year ended December 31, 2006, to $404,780 in the year ended December 31, 2007. The increase was mainly attributable to the increase in the market value as of December 31, 2007 over the cost of purchase of certain securities pledged by the Company in favor of Hang Seng Bank Limited (“Hang Seng”) (see Note 4 of the Notes to Consolidated Financial Statements).

Net Income on Cash Flow Hedge

Year Ended December 31,
2007	2006	% Change

$64,590	$—	N/A

          Net income on cash flow hedge increased by $64,590 from $0 in the year ended December 31, 2006 to $64,590 in the year ended December 31, 2007. This increase was due to the Company entering into more currency hedging contracts through DBS and SCB bank in 2007. Details of the currency hedging contracts can be found in Note 12 of the Notes to Consolidated Financial Statements.

Interest Income

Year Ended December 31,
2007	2006	% Change

$169,055	$79,838	111.7%

          Interest income increased by $89,217 from $79,838 in the year ended December 31, 2006 to $169,055 in the year ended December 31, 2007, principally as a result of increased bank deposits and interest rates during the year 2007.

Income Tax Provision

Year Ended December 31,
2007	2006	% Change

$187,833	$163,415	14.9%

          Income tax provision increased by $24,418 from $163,415 for the year ended December 31, 2006 to $187,833 for the year ended December 31, 2007. The provision was estimated by the profits of Atlantic for the year ended. The effective tax rate is 40% for 2007 as compared to 23% for 2006.

Net Income

Year Ended December 31,
2007	2006	% Change

$278,843	$450,404	-38.1%

          Our net income decreased by $171,561 from the $450,404 for the year ended December 31, 2006 compared to $278,843 for the year ended December 31, 2007. The decrease was mainly due to the decrease in profit margin.

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

Net Cash Provided by Operating Activities

          In the year ended December 31, 2007, net cash provided by operating activities amounted to $7,170,779 while in the year ended December 31, 2006, net cash used for operating activities amounted to $6,287,126, an increase of $13,457,905. This increase was primarily due to increase of accounts payable and accounts receivables at the end of 2007.

Net Cash Used for Investing Activities

          In the year ended December 31, 2007, net cash used for investing activities amounted to $12,394,037 while in the year ended December 31, 2006, it amounted to $4,756,596, an increase in cash used $7,637,441. Increase was primarily due to the increase of amount due from Aristo / Mr. Yang and restricted marketable securities with the bank as part of the terms of bank borrowings during the year 2007.

Net Cash Provided by Financing Activities

          In the year ended December 31, 2007, net cash provided by financing activities amounted to $5,436,828 while in the year ended December 31, 2006, net cash used for financing activities was $9,953,409, a decrease of $4,516,581. Decrease was primarily due to increase of payments under long-term debt and capital lease obligation, and decrease of net borrowings on the lines of credit and loan facilities.

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

New Accounting Pronouncements

          ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis fo r financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

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

          ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The Company is in the process of evaluating ASC 810 and will make necessary changes accordingly.

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

          In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company is in the process of evaluating Statement No. 167 and will make necessary change if required.

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

Management Report on Internal Control over Financial Reporting

          In connection with the preparation of this Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of December 31, 2007, the last day of the fiscal year covered by this Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because we have not completed the remediation discussed elsewhere in this Item 9AT of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in this amended Form 10-K for the year ended 2007 to reflect the disclosure in accordance with ASC 810-10-25.

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

          As of December 31, 2007, we had not completed the remediation of any of these material weaknesses. In addition, although we are including our management report in this Annual Report on Form 10K/A, our failure to file a management report for the period ended December 31, 2007 in a timely manner renders our disclosure controls and procedures ineffective.

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

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

Base Salary

          We pay a base salary to our Named Executive Officers. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive’s position, the executive’s experience and the competitive marketplace. Base salary adjustments are considered and take into account changes in the executive’s responsibilities, the executive’s performance and changes in the competitive marketplace. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)

Chung-Lun Yang,	2007	$812,821	—	—	—	—	—	$17,521	$830,342
Chief Executive Officer and Chairman of the Board	2006	$200,000	—	—	—	—	—	$68,280	$268,280

Kenneth Lap Yin	2007	$72,436	—	—	—	—	—	—	$72,436
Chan, Chief Financial Officer	2006	$82,564	—	—	—	—	—	—	$82,564

(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $17,521 for the year ended December 31, 2007 and $68,280 for the year ended December 31, 2006.

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          Except with respect to Ben Wong who was paid fees of $72,436 during the year ended December 31, 2007 for his role as Sales Director of Atlantic, none of our directors who served during the year ended December 31, 2007 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2007: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 28,329,936 shares of Common Stock outstanding.

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

CERTAIN RELATED PERSON TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $6,057,488 and $0, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (see Note 14 to consolidated financial statements).

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

During the years ended December 31, 2007 and 2006, we purchased inventories of $400,164 and $0 respectively from Classic. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Classic.

Classic has historically met its payment obligations to the Company and the Company has no reason to believe that Classic’s receivables are not collectible. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic. The Company has received verbal assurances from Mr. Yang of his intent and ability to perform under the above-referenced guarantee and based on information provided by Mr. Yang, his net worth is approximately $17 million. In addition, as discussed in Note 14 to consolidated financial statements, the Company has entered into a payment plan with Classic, and the amount due from Classic had been settled.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $0 and $44,418 to Classic for the years ended December 31, 2007 and 2006 respectively.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited (“SCB”). The maximum amount of facilities that could be utilized by Atlantic was $1.154 million (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

During the years ended December 31, 2007 and 2006, we sold products for $666,742 and $0 respectively, to Systematic Information. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Systematic Information.

During the years ended December 31, 2007 and 2006, we purchased inventories of $1,523,238 and $0 respectively from Systematic Information. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Systematic Information.

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

During the years ended December 31, 2007 and 2006, we sold products for $25,337 and $0 respectively, to Global. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Global.

During the years ended December 31, 2007 and 2006, we purchased inventories of $18,294 and $0 respectively from Global. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Global.

Transactions with Intelligent Network Technology Limited

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

During the years ended December 31, 2007 and 2006, we purchased inventories of $1,343,501 and $0 respectively from Intelligent. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Intelligent.

Transactions with Systematic Semiconductor Limited

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

During the years ended December 31, 2007 and 2006, we sold products for $779,879 and $0 respectively, to Systematic. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Systematic.

During the years ended December 31, 2007 and 2006, we purchased inventories of $1,007,352 and $0 respectively from Systematic. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Systematic.

Transactions with Aristo Components Limited

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $349,327 and $0 respectively, to Aristo Comp. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Aristo Comp.

Transactions with Atlantic Storage Devices Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $1,471,471 and $0 respectively, to Atlantic Storage. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2007 and 2006, we purchased inventories of $581,444 and $0 respectively, from Atlantic Storage. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Atlantic Storage.

Transactions with Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $2,574,096 and $0 respectively, to Rambo. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Rambo.

Transactions with Usmart Electronic Products Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Usmart Electronic Products Ltd. (“Usmart”). During the years ended December 31, 2007 and 2006, we sold products for $703,683 and $0 respectively, to Usmart. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Usmart.

During the years ended December 31, 2007 and 2006, we purchased inventories of $736,888 and $0 respectively, from Usmart. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Usmart.

Transactions with Imax Technology Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Imax Technology Ltd. (“Imax”). During the years ended December 31, 2007 and 2006, we sold products of $51,060 and $0 respectively, to Imax. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Imax.

Transactions with Kadatco Co Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 99.99% shareholder of Kadatco Co Ltd. (“Kadatco”). The remaining 0.01% of Kadatco is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $518,040 and $0 respectively, to Kadatco. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Kadatco.

During the years ended December 31, 2007 and 2006, we purchased inventories of $590,742 and $0 respectively, from Kadatco. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Kadatco.

Transactions with First World Logistics Limited

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World Logistics Ltd. (“First”). During the years ended December 31, 2007 and 2006, we sold $0 and $7,720,975 respectively to First.

During the years ended December 31, 2007 and 2006, we purchased inventories for $0 and $825,900 respectively from First. As of December 31, 2007 and 2006, there was no outstanding accounts payable to First.

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

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$35,000	$35,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$35,000	$35,000

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
Aristo Technologies Limited, a Hong Kong corporation (variable interest entity)

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

Dated: May 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	May 4, 2010
Officer and Chairman of the
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

/s/ Kenneth Lap-Yin Chan	Chief Financial Officer	May 4, 2010
(Principal Financial and Accounting
Kenneth Lap-Yin Chan	Officer)

/s/ Ben Wong		May 4, 2010
Director
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

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
April 17, 2007, except for Note 15, which is as of April, 15 2008

ALBERT WONG & CO. CERTIFIED PUBLIC ACCOUNTANTS 7th Floor, Nan Dao Commercial Building 359-361 Queen’s Road Central Hong Kong Tel: 2851 7954 Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A. (Practising)

To: The board of directors and stockholders of

ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of the Company as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index as of and for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2006 and for the year ended December 31, 2006 were audited by the predecessor principal auditors, whose report was dated April 17, 2007 except for Note 15 dated April 15, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company does have numerous significant transactions with businesses and affiliates controlled by, and/or with personnel who are related to, the officers and directors of the Company.

Hong Kong, China	Albert Wong & Co.
April 14, 2010, except for Note 15	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

ASSETS

	Notes	2007	2006

		(Restated)	(Restated)
Current assets:
Cash and cash equivalents		$1,661,056	$1,447,486

Restricted cash		4,203,057	2,708,577

Accounts receivable, net of allowance for doubtful accounts of $0 for 2007 and 2006		7,627,017	2,008,474

Accounts receivable, related parties		1,717,859	7,372,467

Inventories, net		3,768,155	3,253,255
Restricted marketable securities		769,231	—
Marketable securities		404,780	—
Income tax refundable		49,375	—
Other current assets		89,183	40,937

Total current assets		20,289,713	16,831,196

Property, equipment and improvements, net of accumulated depreciation and amortization	3	6,933,998	3,909,121

Other deposits		387,245	381,038

Amounts due from Aristo / Mr. Yang		6,057,488	—

Total Assets		$33,668,444	$21,121,355

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Notes	2007	2006

		(Restated)	(Restated)
Current liabilities:
Accounts payable		$12,870,200	$5,009,723
Accrued expenses		195,956	314,224

Lines of credit and loan facilities	4	15,610,488	10,838,467

Current portion of long-term debt	5	135,237	90,569
Current portion of capital lease	6	44,991	17,170

Income tax payable		—	74,839

Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		268,572	293,617

Total current liabilities		29,237,829	16,750,994

Long-term liabilities
Long-term debt, less current portion	5	2,539,242	1,873,812
Capital lease, less current portion	6	49,971	27,185
Deferred tax liabilities		15,471	8,813

Total long-term liabilities		2,604,684	1,909,810

Total liabilities		31,842,513	18,660,804

Commitments and contingencies		—	—

Stockholders’ equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,329,936 issued and outstanding as of December 31, 2007 and 2006 respectively		28,330	28,330

Additional paid-in capital		3,593,027	3,593,027

Amount due to stockholder/director		—	913,463

Accumulated losses		(1,795,426)	(2,074,269)

Total stockholders’ equity		1,825,931	2,460,551

		$33,668,444	$21,121,355

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMEBR 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

		(Restated)	(Restated)

Net sales		$166,771,606	$105,642,123
Cost of sales		(162,933,656)	(101,544,098)

Gross profit		3,837,950	4,098,025

Selling and distribution costs		(73,508)	(791,367)
General and administrative expenses		(3,066,995)	(2,272,057)

Income from operations		697,447	1,034,601

Other income (expenses):
Rental income		37,179	—
Interest expense		(1,009,010)	(688,693)
Provision for taxation written back		—	150,000
Unrealized gain on marketable securities		404,780	—
Management and service income		33,333	35,256
Net income on cash flow hedge		64,590	—
Interest income		169,055	79,838
Director life insurance policy refund		29,617	—
Exchange differences		34,672	2,114

Miscellaneous:		5,013	703

Income before income taxes provision		466,676	613,819

Income taxes (provision) reversal	8	(187,833)	(163,415)

Net income		$278,843	$450,404

Earnings per share - basic and diluted		$0.01	$0.02

Weighted average number of shares - basic and diluted	9	28,329,936	28,151,004

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

			Additional paid-in capital	Due (from)/to stockholder/ Director	Accumulated deficit	Total stockholders’ Equity (deficit)
	Common stock

	Shares	Amount

Balance at January 1, 2006	27,829,936	27,830	3,360,405	(102,936)	(2,524,673)	760,626

Issuance of common stock issued to consultant	500,000	500	104,500	—	—	105,000

Issuance of common stock for option issued to employees	—	—	128,122	—	—	128,122

Net increase in due (from)/to stockholder/director	—	—	—	1,016,399	—	1,016,399

Net income	—	—	—	—	450,404	450,404

Restated Balance at December 31, 2006	28,329,936	28,330	3,593,027	913,463	(2,074,269)	2,460,551

Restated Balance at January 1, 2007	28,329,936	28,330	3,593,027	913,463	(2,074,269)	2,460,551

Reclassification	—	—	—	(913,463)	—	(913,463)

Net income	—	—	—	—	278,843	278,843

Restated Balance at December 31, 2007	28,329,936	$28,330	$3,593,027	$—	$(1,795,426)	$1,825,931

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006

	(Restated)	(Restated)
Cash flows provided by (used for) operating activities:
Net income	$278,843	$450,404
Depreciation and amortization	230,614	78,074
Change in inventory reserve	323,077	100,000
Gain on disposal of equipment	(218)	—
Gain on disposal of marketable securities	(404,780)	—
Fair value of options issued to employees	—	128,122
Issuance of common stocks to consultant as professional fee under share option scheme	—	105,000

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(5,618,543)	(1,492,917)
Accounts receivable – related parties	5,654,608	(5,196,730)
Inventories	(837,977)	(2,265,503)
Refundable deposits	(6,207)	1,000,000
Other current assets	(48,246)	222,363
Other assets	—	6
Accounts payable	7,860,477	513,904
Accrued expenses	(118,268)	41,442
Payable related to debt settlement	—	(76,088)
Income tax payable	(124,214)	(142,614)
Other current liabilities	(33,858)	238,598
Deferred tax	15,471	8,813

Total adjustments	6,891,936	(6,737,530)

Net cash provided by (used for) operating activities	7,170,779	(6,287,126)

Cash flows used for investing activities:
Advanced (to) from Aristo / Mr. Yang	(6,970,951)	1,016,399
Increase in restricted cash	(1,494,480)	(1,939,346)
Increase in restricted marketable securities	(769,231)	—
Cash Proceeds from sales of equipment	385	—
Purchases of property, equipment and improvements	(3,159,760)	(3,833,649)

Net cash used for investing activities	(12,394,037)	(4,756,596)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	4,772,021	7,996,182
Borrowing under long-term debt	801,723	2,000,000
Principal payments under long-term debt	(91,625)	(35,619)
Principal payments under capital lease obligation	(45,291)	(7,154)

Net cash provided by financing activities	5,436,828	9,953,409

Net cash and cash equivalents sourced (used)	213,570	(1,090,313)

Cash and cash equivalents, beginning of year	1,447,486	2,537,799

Cash and cash equivalents, end of year	$1,661,056	$1,447,486

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006

	(Restated)	(Restated)
Supplemental cash flow information:

Interest paid	$1,009,010	$688,693

Income tax paid	$305,389	$147,217

Supplement schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$95,898	$—

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 1.	ORGANIZATION AND PRINCIPAL ACTIVITY

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Method of Accounting

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2007. The following table depicts the identity of the subsidiary:

Name of subsidiary	Place of Incorporation	Attributable equity Interest %	Registered Capital

Alpha Perform Technology Limited	BVI	100	$1,000

Atlantic Components Ltd	Hong Kong	100	$384,615

*Aristo Technologies Limited	Hong Kong	100	$1,282

*Note: Deemed variable interest entity

Variable Interests Entities

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

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers from Aristo that the Company cannot obtain from Samsung directly due to supply limitations.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(c)	Use of estimates

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

(g)	Accounting for impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360 (formerly Statement of Financial Accounting Standards No. 144). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting years, there was no impairment loss.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(h)	Cash and cash equivalents

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

Leases which do not transfer substantially all the risks and rewards of ownership to the company are classified as operating leases. Payments made under operating leases are charged to the income statement in equal installments over the accounting periods covered by the lease term. Lease incentives received are recognized in the income statement as an integral part of the aggregate net lease payments made. Contingent rentals are charged to income statement in the accounting period which they are incurred.

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

	(n)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $7,937 and $7,617 for the years ended December 31, 2007 and 2006, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(o)	Segment reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

	(p)	Fair value of financial instruments

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(t)	Recently implemented standards

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(t)	Recently implemented standards

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The Company is in the process of evaluating ASC 810 and will make necessary changes accordingly.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(t)	Recently implemented standards

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company is in the process of evaluating Statement No. 167 and will make necessary change if required.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently implemented standards

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

Note 3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	2007	2006

At cost
Land and buildings	$6,794,629	$3,797,760
Automobiles	226,056	83,325
Office equipment	148,568	132,722
Leasehold improvements	150,822	46,015
Furniture and fixtures	13,273	10,690

	7,333,348	4,070,512
Less: accumulated depreciation and amortization	(399,350)	(161,391)

	$6,933,998	$3,909,121

Depreciation expenses included in the general and administrative expenses for the years ended December 31, 2007 and 2006 were $230,614 and $78,074 respectively.

Note 4.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES

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
(Stated in US Dollars)

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

The Company has available to it $1,025,641 factory facilities with SCB without any outstanding balance at December 31, 2007. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advances in HKD or the bank’s standard bills rates less 0.75% for advance in other currency as of December 31, 2007. Weighted average interest rate approximated 7.2% for 2007.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 5.	LONG-TERM DEBTS

Long-term debts were comprised of the following:

	2007	2006

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (7.25% at December 31, 2007 and 2006) from DBS Bank. The monthly installments are approximately $11,397 including interest through December 2007 without any balloon payment requirements	$1,719,704	$1,774,020

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (7.25% at December 31, 2006 and 2007) from DBS Bank. The monthly installments are approximately $3,193 including interest through December 2007 without any balloon payment requirements	153,052	190,361

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (7.25% at December 31, 2006 and 2007) from DBS Bank. The monthly installments are approximately $6,034 including interest through December 2007 without any balloon payment requirements	801,723	—

	2,674,479	1,964,381

Less: current maturities	(135,237)	(90,569)

	$2,539,242	$1,873,812

An analysis of long-term debt as of December 31 is as follows:

	2007	2006

Current portion	$135,237	$90,569

After 1 year, but within 2 years	290,618	196,797
After 2 years, but within 5 years	247,571	199,153
After 5 years	2,001,053	1,477,862

	2,539,242	1,873,812

	$2,674,479	$1,964,381

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 5.	LONG-TERM DEBTS (Continued)

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

	4.	a cash deposit not less than $700,000, a security interest on workshop located in Hong Kong owned by Solution, a related party plus a personal guarantee by Mr. Yang as collateral for loans from Citic;

	5.	marketable securities of $769,231 (HK$6,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from Hang Seng.

Note 6.	CAPITAL LEASE OBLIGATIONS

The Company has several non-cancelable capital leases relating to automobiles:

	2007	2006

Current portion	$44,991	$17,170
Non-current portion	49,971	27,185

	94,962	44,355

At December 31, the value of automobiles under capital leases as follows:

	2007	2006

Cost	$145,890	$49,992
Less: depreciation	(39,344)	(2,500)

	106,545	47,492

At December 31, the company had obligations under capital leases repayable as follows:

	2007	2006

Total minimum lease payments
-Within one year	$50,381	$19,205
- After one year but within 5 years	56,081	30,407

	106,462	49,612

Interest expenses relating to future periods	(11,500)	(5,257)

Present value of the minimum lease payments	$94,962	$44,355

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 7.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 66% and 69% of materials from Samsung for the years ended December 31, 2007 and 2006, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

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

As of December 31, 2007 and 2006, Samsung has withheld a total of $350,000 of rebate due to the Company as deposits. As agreed with Samsung, the deposits were fully refunded to the Company on January 22, 2009.

Note 8.	INCOME TAXES

Income tax expense amounted to $187,833 for 2007 and $163,415 for 2006 (an effective rate of 40% for 2007 and 23% for 2006). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2007	2006

Computed tax at federal statutory rate	$158,670	$208,698

Tax rate differential on foreign earnings of Atlantic and Aristo, Hong Kong based
companies	(65,717)	(154,077)

Tax under/(over) provision for Atlantic	61,428	—

Net operating loss carry forward	33,452	108,794

	$187,833	$163,415

The income tax provision consists of the following components:

	2007	2006

Federal	$—	$—
Foreign	187,833	163,415

	$187,833	$163,415

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 8.	INCOME TAXES (Continued)

The Components of the deferred tax assets and liabilities are as follows:

	2007	2006

Net operating losses	$1,056,992	$1,023,540

Total deferred tax assets	$1,056,992	$1,023,540
Less: valuation allowance	(1,056,992)	(1,023,540)

	$—	$—

Note 9.	WEIGHTED AVERAGE NUMBER OF SHARES

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

Note 10.	RELATED PARTY TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $6,057,488 and $0, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (see Note 14 to consolidated financial statements).

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $6,057,488 and $0. These advances bear no interest and are payable on demand.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 10.	RELATED PARTY TRANSACTIONS (Continued)

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

During the years ended December 31, 2007 and 2006, we purchased inventories of $400,164 and $0 respectively from Classic. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Classic.

Classic has historically met its payment obligations to the Company and the Company has no reason to believe that Classic’s receivables are not collectible. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic. The Company has received verbal assurances from Mr. Yang of his intent and ability to perform under the above-referenced guarantee and based on information provided by Mr. Yang, his net worth is approximately $17 million. In addition, as discussed in Note 14 to Consolidated Financial Statements, the Company has entered into a payment plan with Classic, and the amount due to Classic has been settled.

We leased one of our facilities and Mr. Yang’s personal residence from Classic. Lease agreements for those two properties expired and were acquired by Atlantic on July 21, 2006. Monthly lease payments for these 2 leases totaled $6,684. We incurred and paid rent expense of $0 and $44,418 to Classic for the years ended December 31, 2007 and 2006 respectively.

On February 21, 2006, a cross corporate guarantee was executed between Classic and Atlantic for banking facilities to be co-utilized with Standard Chartered Bank (Hong Kong) Limited (“SCB”). The maximum amount of facilities that could be utilized by Atlantic was $1.154 million (HKD9 millions) and the facility lines was fully covered by collaterals provided by Classic and companies other than Atlantic Subsequently, the cross guarantees were released on December 7, 2006.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 10.	RELATED PARTY TRANSACTIONS (Continued)

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

During the years ended December 31, 2007 and 2006, we sold products for $666,742 and $0 respectively, to Systematic Information. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Systematic Information.

During the years ended December 31, 2007 and 2006, we purchased inventories of $1,523,238 and $0 respectively from Systematic Information. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Systematic Information.

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

During the years ended December 31, 2007 and 2006, we sold products for $25,337 and $0 respectively, to Global. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Global.

During the years ended December 31, 2007 and 2006, we purchased inventories of $18,294 and $0 respectively from Global. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Global.

Transactions with Intelligent Network Technology Limited

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

During the years ended December 31, 2007 and 2006, we purchased inventories of $1,343,501 and $0 respectively from Intelligent. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Intelligent.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 10.	RELATED PARTY TRANSACTIONS (Continued)

Transactions with Systematic Semiconductor Limited

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

During the years ended December 31, 2007 and 2006, we sold products for $779,879 and $0 respectively, to Systematic. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Systematic.

During the years ended December 31, 2007 and 2006, we purchased inventories of $1,007,352 and $0 respectively from Systematic. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Systematic.

Transactions with Aristo Components Limited

Mr. Ben Wong, one of our directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $349,327 and $0 respectively, to Aristo Comp. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Aristo Comp.

Transactions with Atlantic Storage Devices Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $1,471,471 and $0 respectively, to Atlantic Storage. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2007 and 2006, we purchased inventories of $581,444 and $0 respectively, from Atlantic Storage. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Atlantic Storage.

Transactions with Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $2,574,096 and $0 respectively, to Rambo. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Rambo.

Transactions with Usmart Electronic Products Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Usmart Electronic Products Ltd. (“Usmart”). During the years ended December 31, 2007 and 2006, we sold products for $703,683 and $0 respectively, to Usmart. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Usmart.

During the years ended December 31, 2007 and 2006, we purchased inventories of $736,888 and $0 respectively, from Usmart. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Usmart.

Transactions with Imax Technology Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Imax Technology Ltd. (“Imax”). During the years ended December 31, 2007 and 2006, we sold products of $51,060 and $0 respectively, to Imax. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Imax.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 10.	RELATED PARTY TRANSACTIONS (Continued)

Transactions with Kadatco Co Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 99.99% shareholder of Kadatco Co Ltd. (“Kadatco”). The remaining 0.01% of Kadatco is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $518,040 and $0 respectively, to Kadatco. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Kadatco.

During the years ended December 31, 2007 and 2006, we purchased inventories of $590,742 and $0 respectively, from Kadatco. As of December 31, 2007 and 2006, there were no outstanding accounts payable to Kadatco.

Transactions with First World Logistics Limited

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of First World Logistics Ltd. (“First”). During the years ended December 31, 2007 and 2006, we sold $0 and $7,720,975 respectively to First.

During the years ended December 31, 2007 and 2006, we purchased inventories for $0 and $825,900 respectively from First. As of December 31, 2007 and 2006, there was no outstanding accounts payable to First.

Transactions with City Royal Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”).

Note 11.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $29,062 for 2007 and $21,475 for 2006

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 12.	DERIVATIVE INSTRUMENTS

On February 1, 2009, the Company adopted SFAS 161 as referenced in Note 2. The adoption of SFAS 161 requires additional disclosures about Company’s objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 12.	DERIVATIVE INSTRUMENTS (Continued)

The gross notional and fair values of derivative financial instruments in the Consolidated Balance Sheet as of December 31, 2007 were as follows:

	As of December 31, 2007

	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities

Derivatives designated as hedging instruments under ASC 815
Cash flow hedges:
Foreign exchange contracts	$1,200,000	—	—	—	—
Total derivatives not designated as hedging instruments under ASC 815	—	—	—	—	—

Total derivatives	$1,200,000	—	—	—	—

(1) Represents the face amounts of contracts that were outstanding as of December 31, 2007.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2007 and 2006 was as follows:

	Gain Recognized in Income on Derivative(1)
		Year ended December 31,
	Location	2007	2006

Cash flow hedges:

Foreign exchange contracts US$200,000 (HKD/USD)	Interest and other, net	$20,897	$—
Foreign exchange contracts US$500,000 (HKD/USD)	Interest and other, net	6,449	—
Foreign exchange contracts US$500,000 (HKD/USD)	Interest and other, net	37,244	—

Total cash flow hedges		$64,590	$0

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 13.	COMMITMENTS

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

Note 14.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2010 through May 3, 2010, the date these financial statements are issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Effective as of October 1, 2009, Classic, a related party, and the Company agreed to a payment plan for the pay down of accounts receivable from Classic of $1,717,320 as of June 30, 2009 according to which Classic has agreed to pay to the Company $650,000 before the end of 2009 with the remainder of the accounts receivable balance to be paid during 2010. Mr. Alan Yang, our Chief Executive Officer, director and majority stockholder has personally guaranteed up to $10 million of outstanding accounts receivable of Classic. As of December 31, 2009, the accounts receivable from Classic has been fully settled.

On November 2, 2009, the Company entered into two leases for office space. The leases expire on November 30, 2014. The monthly lease payments are $4,487 and $7,051, respectively.

As discussed in Note 7 of the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories. This vendor accounted for the majority of the Company’s purchases for 2007. The Company’s non-exclusive distributorship agreement with this vendor has a one-year term and contains certain sales quotas to be met by the Company. This agreement has been renewed more than ten times, most recently on March 1, 2009 and expired on February 28, 2010. As of March 1, 2010, this vendor has confirmed the annual renewal of such agreement for one year. The Company has already signed a renewal agreement with Samsung. The Company expects to receive the return of a fully executed renewal agreement in the next two months. Termination of such distributorship agreement by this supplier would have a material adverse effect on the operations of the Company.

Aristo agreed to repay the Company a monthly payment of HK$1,000,000 (approximately $128,205) over the course of 5 years beginning June 1, 2010. The repayment plan is subject to review by the Company from time to time.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

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

	As Originally Reported	Effect of Omission	As Adjusted

Consolidated Statement of Operations For the year ended December 31, 2006
General and administrative expenses	$2,167,057	$105,000	$2,272,057
Income from operations	1,139,601	(105,000)	1,034,601
Income before income taxes	718,819	(105,000)	613,819
Net profit	555,404	(105,000)	450,404

Earnings per share – basic and diluted	$0.02	$—	$0.02

Weighted average number of shares	27,829,936	324,068	28,154,004

Consolidated Balance Sheet as of December 31, 2006
Common Stock	$27,830	$500	$28,330
Additional paid in capital	3,488,527	104,500	3,593,027
Accumulated deficit	(1,969,269)	(105,000)	(2,074,269)
Total stockholders’ equity	$2,460,551	$—	$2,460,551

Consolidated Statement of Cash Flows For the year ended December 31, 2006
Cash flows provided by/(used for) operating activities:
Net income	$555,404	$(105,000)	$450,404
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Issuance of common stocks to a consultant as consulting and advisory service fee under share option scheme	—	105,000	105,000
Total Adjustments to reconcile net income to net cash provided by/(used for) operating activities:	(6,842,530)	105,000	(6,737,530)

Net cash provided by/(used for) operating activities	$(6,287,126)	$—	$(6,287,126)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As Originally Reported	Effect of Omission	As Adjusted

Consolidated Statement of Stockholder’s Equity for the year ended December 31, 2006
Common stock:
Balance at December 31, 2005 (27,829,936 shares)	$27,830	$—	$27,830
Issuance of common stock to a consultant as consulting and servicing fee (500,000 shares)	—	500	500

Balance at December 31, 2006 (28,329,936 shares)	$27,830	$500	$28,330

Additional paid-in capital:
Balance at December 31, 2005	$3,360,405	$—	$3,360,405
Issuance of common stock to a consultant as consulting and servicing fee	—	104,500	104,500
Issuance of common stock for option issued to employees	128,122	—	128,122

Balance at December 31, 2006	$3,488,527	$104,500	$3,593,027

Computed tax at federal statutory rate	$244,398	$—	$244,398
Tax rate differential on foreign earnings of Atlantic Components Ltd., a Hong Kong based company	(154,077)	(35,700)	(189,777)
Net operating loss carry forward	73,094	35,700	108,794
Other	—	—	—

	$163,415	$—	$163,415

The Components of the deferred tax assets and liabilities as at December 31, 2006 are as follows:

Net operating losses	$987,840	$35,700	$1,023,540

Total deferred tax assets	$987,840)	$35,700	$1,023,540
Less: valuation allowance	(987,840)	(35,700)	(1,023,540)

	$—	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF 2007 CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2010, the Company filed the consolidated balance sheets as of December 31, 2007 and 2006, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2007, in Form 10K/A (Amendment No. 2) Part IV Item 15 Page F-1- F-29 with the Securities and Exchange Commission (SEC). The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended December 31, 2007. The Company determined to re-do the 2007 audit and restate the financial statements. The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007 Original	2007 Restated

ASSETS
Current assets
Cash and cash equivalents	$1,597,674	$1,661,056
Restricted cash	4,203,057	4,203,057
Accounts receivable, net of allowance for doubtful accounts of $0 for 2007 and 2006	7,594,784	7,627,017
Accounts receivable, related parties	7,955,764	1,717,859
Inventories, net	3,483,994	3,768,155
Restricted marketable securities	769,231	769,231
Marketable securities	404,780	404,780
Income tax refundable	49,375	49,375
Other current assets	83,061	89,183

Total current assets	$26,141,720	$20,289,713
Property, plant and equipment, net	6,933,998	6,933,998
Other deposits	387,245	387,245

Amounts due from Aristo / Mr. Yang	—	6,057,488

TOTAL ASSETS	$33,462,963	$33,668,444

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2007 Original	2007 Restated

LIABILITIES
Current liabilities
Accounts payable	$12,592,685	12,870,200
Accruals	186,738	195,956
Lines of credit and loan facilities	15,610,488	15,610,488
Current portion of long-term debt	135,237	135,237
Current portion of capital lease	44,991	44,991
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	268,573	268,572

Total current liabilities	$28,951,097	$29,237,829

Long-term liabilities
Long-term debt, less current portion	2,539,242	2,539,242
Capital lease, less current portion	49,971	49,971

Total long-term liabilities	2,589,213	2,589,213

Deferred tax	15,471	15,471

TOTAL LIABILITIES	31,555,781	31,842,513

Commitments and contingencies	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2007 Original	2007 Restated

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,329,936 shares issued and outstanding as of December 31, 2007 and 2006 respectively	$28,330	$28,330
Additional paid in capital	3,593,027	3,593,027
Amount due to stockholder/director	(75,998)	—
Accumulated losses	(1,638,177)	(1,795,426)

	$1,907,182	$1,825,931

	$33,462,963	$33,668,444

As a result of restatement of the consolidated balance sheet as of December 31, 2007, total assets increased from $33,462,963 as originally reported, to $33,668,444, an increase of $205,481. The increase of total assets was derived from an increase of $63,382 in cash and cash equivalents, an increase of $32,232 in accounts receivable, a decrease of $6,237,905 in accounts receivables from related parties, an increase of $284,161 in inventories, an increase of $6,121 in other current assets, and an increase of $6,057,488 in amounts due from stockholder/director.

The total liabilities increased from $31,555,781 as originally reported, to $31,842,513, an increase of $286,732. The increase of total liabilities was derived from an increase of $277,515 in accounts payable, an increase of $9,218 in accruals, and a decrease of $1 in other current liabilities.

The total stockholders’ equity was restated from $1,907,182 as originally reported, to $1,825,931, a decrease of $81,251. The increase of total stockholders’ equity was derived from a decrease of $157,249 in accumulated losses, and a decrease of $75,998 in amount due (from) to stockholder/director.

The total liabilities and stockholders’ equity were restated from $33,462,963 as originally reported, to $33,668,444, an increase of $205,481

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	December 31,
	2007 Original	2007 Restated

Net sales	$160,404,924	$166,771,606
Costs of sales	(156,533,635)	(162,933,656)

Gross profit	$3,871,289	$3,837,950
Selling and distribution costs	(69,260)	(73,508)
General and administrative expenses	(2,942,542)	(3,066,995)

Income from operation	$859,487	$697,447
Other income (expenses)
Rental income	37,179	37,179
Unrealized gain on disposal of marketable securities	404,780	404,780
Management and service income	33,333	33,333
Net income on cash flow hedge	64,590	64,590
Exchange differences	34,672	34,672
Director life insurance policy refund	29,617	29,617
Interest income	169,055	169,055
Interest expenses	(1,009,006)	(1,009,010)
Miscellaneous	218	5,013

Income before income taxes	$623,925	$466,676

Income taxes	(187,833)	(187,833)

Net income	$436,092	$278,843

Earnings per share – basic and diluted	$0.02	$0.01

Weighted average number of shares – basic and diluted	$28,329,936	$28,329,936

As a result of restatement of consolidated income and comprehensive income for the year ended December 31, 2007, total net income decreased from $436,092 as originally reported to $278,843, a decrease of $157,249. The decreased income was composed of an increase of $6,366,682 in net sales, an increase of $6,400,021 in costs of sales, an increase of $4,248 in selling and distribution costs, an increase of $124,453 in general and administrative expenses, an increase of $4 in interest expenses, and an increase of $4,795 in miscellaneous income.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007 Original	2007 Restated

Cash flows from operating activities
Net income	$436,092	$278,843
Depreciation and amortization	230,614	230,614
Change in inventory reserve	323,077	323,077
Gain on disposal of equipment	(218)	(218)
Gain on disposal of marketable securities	(404,780)	(404,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(5,586,310)	(5,618,544)
Accounts receivable – related parties	(583,297)	5,654,608
Inventories	(553,816)	(837,977)
Refundable deposits	—	(6,207)
Income tax refundable	(49,375)	—
Other current assets	(42,124)	(48,246)
Other assets	(6,207)	—
Accounts payable	7,582,962	7,860,477
Accrued expenses	(127,486)	(118,268)
Income tax payable	(74,839)	(124,214)
Other current liabilities	(25,044)	(33,858)
Deferred tax	6,658	15,471

Net cash provided by (used in) operating activities	$1,125,907	$7,170,779

Cash flows from investing activities
Advance (to) from stockholders	$(989,461)	$(6,970,951)
Increase in restricted cash	(1,494,480)	(1,494,480)
Increase in restricted marketable securities	(769,231)	(769,231)
Cash proceeds from sales of equipment	385	385
Purchase of property, plant and equipment	(3,159,760)	(3,159,760)

Net cash used in investing activities	$(6,412,547)	$(12,394,037)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	December 31,
	2007 Original	2007 Restated

Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$4,772,021	$4,772,021
Borrowing under long-term debt	801,723	801,723
Principal payments under long-term debt	(91,625)	(91,625)
Principal payments under capital lease obligation	(45,291)	(45,291)

Net cash provided by financing activities	$5,436,828	$5,436,828

Net cash and cash equivalents sourced (used)	$150,188	$213,570

Cash and cash equivalents–beginning of year	1,447,486	1,447,486

Cash and cash equivalents–end of year	$1,597,674	$1,661,056

Supplementary cash flow information:
Interest paid	$1,009,006	$1,009,010
Income tax paid	305,389	305,389

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital
leases were entered for new automobiles	$91,752	$95,898

As a result of the restatement, the net cash provided by operating activities for the year ended December 31, 2007 increased by $6,044,872 from $1,125,907 as originally reported, to $7,170,779; net cash used in investing activities increased by $5,981,490 from $6,412,547 as originally reported, to $12,394,037. The cash and cash equivalents at end of year were increased by $63,382 from $1,597,674 as originally reported, to $1,661,056.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance At the End of the Year

Allowance for Doubtful Accounts:

Year ended December 31, 2006	$—	$—	$—	$—
Year ended December 31, 2007	$—	$—	$—	$—

Inventory Obsolescence Reserve:

Year ended December 31, 2006	$141,026	$100,000	$—	$241,026
Year ended December 31, 2007	$241,026	$323,077	$—	$564,103

Valuation Allowance for Deferred Tax Assets:

Year ended December 31, 2006	$914,746	$108,794	$—	$1,023,540
Year ended December 31, 2007	$1,023,540	$33,452	$—	$1,056,992

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)
(Stated in US Dollars)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)

	Total	Fourth	Third	Second	First

2007
Total net sales	$166,772	$53,601	$45,655	$34,102	$33,414
Gross profit	3,838	868	1,835	558	577
Net income (loss)	279	16	706	(145)	(298)

Net income (loss) per share:
basic and diluted	$0.01	$0.00	$0.03	$(0.01)	$0.00

2006 (1)
Total net sales	$105,642	$29,283	$30,139	$21,044	$25,176
Gross profit	4,098	1,228	1,203	716	951
Net income (loss)	450	239	176	(79)	114
Net income (loss) per share:
basic and diluted	0.02	0.01	0.01	(0.00)	0.00

(1) The unaudited selected financial data for the quarters ended December 31, 2006, September 30, 2006, June 30, 2006, and March 31, 2006 has been restated to reflect adjustments related to stock based compensation.

S-1