Form 10-K/A
period 2008-12-31
ACL SEMICONDUCTOR INC
filed 2010-05-04
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)	(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________to ___________________________

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

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                     ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                             ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                       ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)                                                                                                                           ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.                                                                                                                                                                  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act).                                                        ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $1,427,985 based upon the closing price of $0.24 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of April 13, 2009 was 28,729,936.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

          This Amendment No. 2 to ACL Semiconductors, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2008 is being made principally as a result of the Company’s recent determination on March 23, 2010 that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Chung-Lun Yang, is a variable interest entity under FASB ASC 810-10-25 and is subject to consolidation with the Company.

          This Form 10-K/A amends and restates Item 1 of Part I, Item 1A of Part I, Item 7 of Part II, Item 9AT of Part II, Item 10 of Part II, Item 11 of Part II, Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Part IV. This amendment also adds a restatement footnote as Note 15 of the Notes to Consolidated Financial Statements of Part IV. No other information included in the original Form 10-K is amended hereby.

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

Customers

          As of December 31, 2008, the Company had over 150 active customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Other than the Company’s most significant customer who accounted for 43% of the Company’s net sales for the year ended December 31, 2008, no other customer accounted for more than 25% of the Company’s net sales for 2008 and 2007, respectively. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

Sales and Marketing

          As of December 31, 2008, the Company employed a total of 24 sales and marketing personnel, each of whom has several years experience in the memory products industry. 11 of these salespeople are stationed in the Company’s headquarters in Hong Kong, and 13 of them work out of the Company’s China offices. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products.

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

Employees

          As of December 31, 2008, the Company had 54 employees. Of the 54 employees, 24 employees are in sales and marketing, 15 employees are in administration, 5 employees are in engineering and 10 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

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

          Our management recently concluded that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10- 25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in this amended Form 10-K for the year ended 2008 and in an amended Form 10-K for the year ended 2007 to correct the errors related to accounting for variable interest entities. The financial statements as originally filed for those periods should not be relied upon. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, financial condition and results of operations.

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

          For the years ended December 31, 2008 and 2007, the largest 5 customers accounted for 62% and 51% of our net sales, respectively. As of December 31, 2008, we had net current liabilities of $11,153,759 and an accumulated deficit of $1,968,298. We generated net sales of $209,556,926 for the year ended December 31, 2008 and recorded a net loss of $172,872. In addition, during the year ended December 31, 2008, net cash provided by operating activities amounted to $2,181,184.

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

          Net sales for fiscal year 2008 were $209,556,926, which increased by 25.7% or $42,785,320 compared to fiscal year 2007. The major sales increase came from the first half of 2008 due to expansion in China market share and the reduction in production capacities by Samsung’s rival, Hynix, and other memory makers, which led to larger demand for Samsung’s products. The net sales for the quarter ended December 31, 2008 (“2008 4th Quarter”) was $57,613,777, representing an increase of 7.5% compared to $53,600,270 for the quarter ended December 31, 2007 (“2007 4th Quarter”). The sales increase is clearly smaller due to the impacts on market demand, financial support and cash flow due to recent economic conditions. More memory makers such as Qimonda, Elpida and Micron reported strong cutbacks in production capacities to clear up excess supply. With large amounts of supplies pouring into the market, the prices of memory components have dropped significantly. Through the Company’s expanded network, sales volume has increased significantly to maintain high sales turnover during recent economic conditions.

          The Company’s gross profit for fiscal year 2008 was $4,168,640, representing a 8.6% increase compared to $3,837,950 for fiscal year 2007. The growth was due to the successful promotional campaign with Samsung in the second quarter and the high demand for consumer electronics from the Olympic Games in the third quarter. The gross profit for 2008 4th Quarter was $696,623, as compared to $867,600 for 2007 4th Quarter, representing a 19.7% decrease. The gross profit margin for the Company for 2008 4th Quarter was 1.2%, compared to 1.6% for the corresponding quarter in 2007. The decrease in gross profit margin was mainly due to low unit prices caused by oversupply of products. Even though manufacturers reduced their production capacities, recent economic conditions still have a strong impact on market demand. This has led to inventory consumption problems and caused manufacturers to dump excess inventories at very low prices. Due to slow price adjustments from Samsung, the Company had to bear the difference between the contract prices and market prices, which caused the gross profit margin to decrease. Furthermore, it has also affected the Company’s rebate income.

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

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situation. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between us and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 98.0% for the year ended December 31, 2008 and approximately 97.7% for the year ended December 31, 2007.

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

	Year Ended December 31, (US$)
	2008 (Restated)	2007 (Restated)

Net sales	$209,556,926	$166,771,606
Cost of sales	(205,388,286)	(162,933,656)

Gross profit	4,168,640	3,837,950

Operating expenses:
Sales and marketing	(82,285)	(73,508)
General and administrative	(3,315,840)	(3,066,995)

Total operating expenses	(3,398,125)	(3,140,503)

Income from operations	770,515	697,447
Other income (expenses)	(977,258)	(230,771)

(Loss) income before income taxes provision	(206,743)	466,676
Income taxes (provision) reversal	33,871	(187,833)

Net (loss) income	(172,872)	278,843

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales

Year Ended December 31,
2008	2007	% Change

$209,556,926	$166,771,606	25.7%

          Sales increased by $42,785,320 or 25.7% from $166,771,606 for the year ended December 31, 2007 to $209,556,926 for the year ended December 31, 2008. The increase was mainly due to expansion in South China market share and the reduction in production capacities by Samsung, resulting in a higher turnover when compared to the year ended December 31, 2007.

Cost of Sales

Year Ended December 31,
2008	2007	% Change

$205,388,286	$162,933,656	26.1%

          Cost of sales increased $42,454,630 or 26.1%, from $162,933,656 for the year ended December 31, 2007 to $205,388,286 for the year ended December 31, 2008. The cost of sales increased in proportion to the increase of net sales and reduction of rebate by Samsung.

Gross Profit

Year Ended December 31,
2008	2007	% Change

$4,168,640	$3,837,950	8.6%

          Gross profit increased by $330,690 or 8.6% from $3,837,950 for the year ended December 31, 2007 to $4,168,640 for the year ended December 31, 2008. The slight increase in gross profit amount is mainly due to the increase in net sales. The gross profit percentage decreased to 2% of revenue for the year ended December 31, 2008 compared to 2.3% of revenue for the year ended December 31, 2007, as a result of recent economic conditions that have had a strong impact on market demand and low unit prices caused by oversupply. We expect the gross profit for the year ended December 31, 2009 to remain at approximately the same level as in the year ended December 31, 2008.

Sales and Marketing

Year Ended December 31,
2008	2007	% Change

$82,285	$73,508	11.9%

          Sales and marketing expenses increased by $8,777, or 11.9%, from $73,508 for the year ended December 31, 2007 to $82,285 for the year ended December 31, 2008. The increase was in proportion to the increase in net sales for the year 2008. We expect the sales and marketing expenses for the year ended December 31, 2009 to remain at approximately the same level as the year ended December 31, 2008.

General and Administrative

Year Ended December 31,
2008	2007	% Change

$3,315,840	$3,066,995	8.1%

          General and administrative expenses increased $248,845 or 8.1% from $3,066,995 for the year ended December 31, 2007 to $3,315,840 for the year ended December 31, 2008. This increase was primarily attributable to an increase in Shenzhen office expenses during the year 2008. We intend to continue to keep general and administrative expenses for the year ended December 31, 2009 at approximately the same level as the year ended December 31, 2008.

Income from Operations

Year Ended December 31,
2008	2007	% Change

$770,515	$697,447	10.5%

          Income from operations was $770,515 for the year ended December 31, 2008 compared to $697,447 for the year ended December 31, 2007, an increase of $73,068. This increase was mainly due to increase in gross profit.

Interest Expense

Year Ended December 31,
2008	2007	% Change

$1,073,798	$1,009,010	6.4%

          Interest expense increased $64,788, or 6.4%, from interest expense of $1,009,010 in the year ended December 31, 2007, to $1,073,798 in the year ended December 31, 2008. This increase was mainly due to an increase in the Company’s need to open and draw down on letters of credit to obtain goods from its suppliers. We expect to keep interest expenses for the year ended December 31, 2009 at approximately the same level as in the year ended December 31, 2008.

Unrealized Gains on Pledged Marketable Securities

Year Ended December 31,
2008	2007	% Change

$––	$404,780	N/A

          Unrealized gains on pledged marketable securities decreased by $404,780 from $404,780 in the year ended December 31, 2007, to $0 in the year ended December 31, 2008. This decrease was mainly due to all pledged marketable securities being sold during the year ended December 31, 2008. The profits were reclassified to the loss on disposal of marketable securities.

Loss on Dispositions of Marketable Securities

Year Ended December 31,
2008	2007	% Change

$(227,781)	$––	N/A

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

          Income tax provision decreased by $221,704 from $187,833 for the year ended December 31, 2007 compared to income tax credits of $33,871 for the year ended December 31, 2008. This decrease in income tax provision in 2008 was attributable to a refund for income tax expenses paid in previous years rather than a decrease in net income in 2008 from 2007. The effective tax rate is 0% for 2008 as compared to 40% for 2007.

Net Income

Year Ended December 31,
2008	2007	% Change

$(172,872)	$278,843	-162.0%

          Our net income decreased by $451,715 from $278,843 for the year ended December 31, 2007 compared to a net loss of $172,872 for the year ended December 31, 2008. This decrease was mainly due to the decrease in profit margin and other income.

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

Net Cash Provided by Operating Activities

          In the year ended December 31, 2008, net cash provided by operating activities amounted to $2,181,184 while in the year ended December 31, 2007, it amounted to $7,170,779, a decrease of $4,989,595. This decrease was primarily due to a $2,750,961 increase in accounts receivable, which was partially offset by a $1,127,565 decrease in inventory, and decreases of $3,411,728 in accounts payable and increase of $331,679 in accrued expenses.

Net Cash Used for Investing Activities

          In the year ended December 31, 2008, net cash used for investing activities amounted to $2,527,948 while in the year ended December 31, 2007, it amounted to $12,394,037, a decrease of $9,866,089. This decrease was primarily due to sales of investments in marketable securities, decrease in amount due to Aristo / Mr. Yang, and no real property acquisition activity during the year 2008.

Net Cash Provided by Financing Activities

          In the year ended December 31, 2008, net cash provided by financing activities amounted to $629,171 while in the year ended December 31, 2007, it amounted to $5,436,828, a decrease of $4,807,657. This decrease was due to the Company repayment of certain bank lines of credit and cancellation of bank facilities.

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in this amended Form 10-K for the year ended 2008 and in amended Form 10-K for year ended 2007 to reflect the disclosure in accordance with ASC 810-10-25.

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

OUR EXECUTIVE COMPENSATION PROGRAM

Overview

          The primary elements of our executive compensation program are base salary, incentive cash and stock bonus opportunities and equity incentives typically in the form of stock option grants. Although we provide other types of compensation, these three elements are the principal means by which we may provide the Named Executive Officers with compensation opportunities.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)

Chung-Lun Yang,	2008	$735,026	—	—	—	—	—	—	$735,026
Chief Executive Officer and Chairman of the Board	2007	$812,821	—	—	—	—	—	$17,521	$830,342

Kenneth Lap Yin	2008	$64,615	—	—	—	—	—	—	$64,615
Chan, Chief Financial Officer	2007	$72,435	—	—	—	—	—	—	$72,435

(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $0 for the year ended December 31, 2008 and $17,521 for the year ended December 31, 2007.

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          Except with respect to Ben Wong who was paid fees of $64,615 during the year ended December 31, 2008 for his role as Sales Director of Atlantic, none of our directors who served during the year ended December 31, 2008 received compensation for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

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

CERTAIN RELATED PERSON TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2008 and 2007, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $7,900,404 and $6,057,488 respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (see Note 14 to consolidated financial statements).

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

Transactions with Classic Electronic Limited

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic Electronic Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $0 and $366,840 respectively, to Classic. As of December 31, 2008 and 2007, the Company had outstanding accounts receivable from Classic totaling $1,717,320 and $1,717,859 respectively. This account receivable has been outstanding for more than 12 months.

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

During the years ended December 31, 2008 and 2007, we sold products for $1,913,071 and $666,742 respectively, to Systematic Information. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic Information.

During the years ended December 31, 2008 and 2007, we purchased inventories of $1,446,680 and $1,523,238 respectively from Systematic Information. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Systematic Information.

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

During the years ended December 31, 2008 and 2007, we sold products for $0 and $25,337 respectively, to Global. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Global.

During the years ended December 31, 2008 and 2007, we purchased inventories of $2,323 and $18,294 respectively from Global. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Global.

Transactions with Intelligent Network Technology Limited

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent Network Technology Ltd. (“Intelligent”). The remaining 20% of Intelligent is owned by a non-related party. During the years ended December 31, 2008 and 2007, we purchased inventories of $0 and $1,343,501 respectively from Intelligent. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Intelligent.

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

During the years ended December 31, 2008 and 2007, we sold products for $275,766 and $779,879 respectively, to Systematic. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic.

During the years ended December 31, 2008 and 2007, we purchased inventories of $560,750 and $1,007,352 respectively from Systematic. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Systematic.

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

During the years ended December 31, 2008 and 2007, we sold products for $67,968 and $349,327 respectively, to Aristo Comp. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2008 and 2007, we purchased inventories of $37,665 and $0 respectively, from Aristo Comp. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Storage Devices Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $575,386 and $1,471,471 respectively, to Atlantic Storage. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2008 and 2007, we purchased inventories of $679,048 and $581,444 respectively, from Atlantic Storage. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Atlantic Storage.

Transactions with Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $1,077,653 and $2,574,096 respectively, to Rambo. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Rambo.

During the years ended December 31, 2008 and 2007, we purchased inventories of $10,314 and $0 respectively, from Rambo. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Rambo

Transactions with Usmart Electronic Products Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Usmart Electronic Products Ltd. (“Usmart”). During the years ended December 31, 2008 and 2007, we sold products for $5,509 and $703,683 respectively, to Usmart. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Usmart.

During the years ended December 31, 2008 and 2007, we purchased inventories of $199,712 and $736,888 respectively, from Usmart. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Usmart.

Transactions with Imax Technology Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Imax Technology Ltd. (“Imax”). During the years ended December 31, 2008 and 2007, we sold products of $0 and $51,060 respectively, to Imax. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Imax.

During the years ended December 31, 2008 and 2007, we purchased inventories of $3,167 and $0 respectively, from Imax. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Imax.

Transactions with Kadatco Co Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 99.99% shareholder of Kadatco Co Ltd. (“Kadatco”). The remaining 0.01% of Kadatco is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $0 and $518,040 respectively, to Kadatco. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Kadatco.

During the years ended December 31, 2008 and 2007, we purchased inventories of $0 and $590,742 respectively, from Kadatco. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Kadatco.

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

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	May 4, 2010
Officer and Chairman of the
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

/s/ Kenneth Lap-Yin Chan	Chief Financial Officer	May 4, 2010
(Principal Financial and Accounting
Kenneth Lap-Yin Chan	Officer)

/s/ Ben Wong	Director	May 4, 2010

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
B.Soc., Sc., ACA., LL.B., C.P.A. (Practising)

To: The board of directors and stockholders of

ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of the Company as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company does have numerous significant transactions with businesses and affiliates controlled by, and/or with personnel who are related to, the officers and directors of the Company.

Hong Kong, China	Albert Wong & Co.
April 14, 2010	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

ASSETS

	Notes	2008	2007

		(Restated)	(Restated)
Current assets:
Cash and cash equivalents		$1,943,463	$1,661,056

Restricted cash		5,169,753	4,203,057

Accounts receivable, net of allowance for doubtful accounts of $0 for 2008 and 2007		10,342,453	7,627,017

Accounts receivable, related parties		1,717,320	1,717,859

Inventories, net		3,668,568	3,768,155
Restricted marketable securities		500,000	769,231
Marketable securities		—	404,780
Income tax refundable		—	49,375
Other current assets		525,918	89,183

Total current assets		23,867,475	20,289,713

Property, equipment and improvements, net of accumulated depreciation and amortization	3	6,922,623	6,933,998

Other deposits		396,900	387,245

Amounts due from Aristo / Mr. Yang		7,900,404	6,057,488

Total Assets		$39,087,402	$33,668,444

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Notes	2008	2007

		(Restated)	(Restated)
Current liabilities:
Accounts payable		$17,318,949	$12,870,200
Accrued expenses		409,367	195,956

Lines of credit and loan facilities	4	16,447,742	15,610,488

Current portion of long-term debt	5	160,447	135,237
Current portion of capital lease	6	58,683	44,991

Income tax payable		5,588	—

Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		508,073	268,572

Total current liabilities		35,021,234	29,237,829

Long-term liabilities
Long-term debt, less current portion	5	2,361,711	2,539,242
Capital lease, less current portion	6	43,055	49,971
Deferred tax liabilities		8,343	15,471

Total long-term liabilities		2,413,109	2,604,684

Total liabilities		37,434,343	31,842,513

Commitments and contingencies		—	—

Stockholders’ equity (deficit):
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,329,936 issued and outstanding as of December 31, 2008 and 2007 respectively		28,330	28,330

Additional paid-in capital		3,593,027	3,593,027

Accumulated losses		(1,968,298)	(1,795,426)

Total stockholders’ equity		1,653,059	1,825,931

		$39,087,402	$33,668,444

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Notes	2008	2007

		(Restated)	(Restated)

Net sales		$209,556,926	$166,771,606
Cost of sales		(205,388,286)	(162,933,656)

Gross profit		4,168,640	3,837,950

Selling and distribution costs		(82,285)	(73,508)
General and administrative expenses		(3,315,840)	(3,066,995)

Income from operations		770,515	697,447

Other income (expenses):
Rental income		89,231	37,179
Interest expense		(1,073,798)	(1,009,010)
Loss on disposal of marketable securities		(227,781)	—
Unrealized gain on marketable securities		—	404,780
Management and service income		23,462	33,333
Net income on cash flow hedge		161,288	64,590
Interest income		90,706	169,055
Director life insurance policy refund		—	29,617
Exchange differences		(48,677)	34,672

Miscellaneous		8,311	5,013

(Loss) income before income taxes provision		(206,743)	466,676

Income taxes reversal (provision)	7	33,871	(187,833)

Net (loss) income		$(172,872)	$278,843

(Loss) earnings per share - basic and diluted		$(0.01)	$0.01

Weighted average number of shares - basic and diluted	8	28,329,936	28,329,936

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

				Due (from)/to stockholder/ Director		Total stockholders’ Equity (deficit)
	Common stock		Additional paid-in capital
					Accumulated deficit
	Shares	Amount

Balance at January 1, 2007	28,329,936	$28,330	$3,593,027	$913,463	$(2,074,269)	$2,460,551

Reclassification	—	—	—	(913,463)	—	(913,463)

Net income	—	—	—	—	278,843	278,843

Balance at December 31, 2007	28,329,936	28,330	3,593,027	—	(1,795,426)	1,825,931

Balance at January 1, 2008	28,329,936	28,330	3,593,027	—	(1,795,426)	1,825,931

Net loss	—	—	—	—	(172,872)	(172,872)

Balance at December 31, 2008	28,329,936	$28,330	$3,593,027	$—	$(1,968,298)	$1,653,059

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007

	(Restated)	(Restated)
Cash flows provided by (used for) operating activities:
Net income (loss)	$(172,872)	$278,843
Depreciation and amortization	238,477	230,614
Change in inventory reserve	(190,000)	323,077
Gain on disposal of equipment	—	(218)
Loss (Gain) on disposal of marketable securities	227,781	(404,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,715,435)	(5,618,543)
Accounts receivable – related parties	539	5,654,608
Inventories	289,588	(837,977)
Refundable deposits	(9,656)	(6,207)
Income tax refundable	49,375	—
Other current assets	(436,734)	(48,246)
Other assets	—	—
Accounts payable	4,448,749	7,860,477
Accrued expenses	213,411	(118,268)
Income tax payable	5,588	(124,214)
Other current liabilities	239,501	(33,858)
Deferred tax	(7,128)	15,471

Total adjustments	2,077,798	6,891,936

Net cash provided by (used for) operating activities	2,181,184	7,170,779

Cash flows used for investing activities:
Advanced (to) from Aristo / Mr. Yang	(1,842,916)	(6,970,951)
Increase in restricted cash	(966,696)	(1,494,480)
Increase in restricted marketable securities	(500,000)	(769,231)
Cash Proceeds from sales of marketable securities and restricted marketable securities	946,229	—
Cash Proceeds from sales of equipment	—	385
Purchases of property, equipment and improvements	(164,565)	(3,159,760)

Net cash used for investing activities	(2,527,948)	(12,394,037)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	837,254	4,772,021
Borrowing under long-term debt	—	801,723
Principal payments under long-term debt	(152,321)	(91,625)
Principal payments under capital lease obligation	(55,762)	(45,291)

Net cash provided by financing activities	629,171	5,436,828

Net cash and cash equivalents sourced (used)	282,407	213,570

Cash and cash equivalents, beginning of year	1,661,056	1,447,486

Cash and cash equivalents, end of year	$1,943,463	$1,661,056

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007

	(Restated)	(Restated)
Supplemental cash flow information:

Interest paid	$1,073,798	$1,009,010
Income tax paid	57,582	305,389
Income tax refund	139,289	—

Supplement schedule of non-cash investing and financing activities:
Income tax provision	$17,411	$—

Capital lease obligations incurred when capital leases were entered for new automobiles	$62,538	$95,898

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2008. The following table depicts the identity of the subsidiary:

Name of subsidiary	Place of Incorporation	Attributable equity Interest%	Registered Capital
Alpha Perform Technology Limited	BVI	100	$ 1,000

Atlantic Components Ltd	Hong Kong	100	$384,615

*Aristo Technologies Limited	Hong Kong	100	$ 1,282

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $190,000 for 2008 and increased by $323,077 for 2007. Inventory obsolescence reserves were $374,103 and $564,103 as of December 31, 2008 and 2007, respectively.

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

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $7,118 and $7,937 for the years ended December 31, 2008 and 2007, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

Note 3.	PROPERTY, PLANT AND EQUIPMENT, NET

A summary is as follows:

	2008	2007

Land and buildings	$6,754,351	$6,794,629
Office equipment	152,185	148,568
Leasehold improvements	194,896	150,822
Furniture and fixtures	13,273	13,273
Automobiles	405,467	226,056

	7,520,172	7,333,348
Less: accumulated depreciation and amortization	(597,549)	(399,350)

	$6,922,623	$6,933,998

Depreciation and amortization expense for property, equipment, and improvements amounted to $238,477 and $230,614 for the years ended December 31, 2008 and 2007 respectively.

Note 4.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES

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

The Company has available to it a $5,769,231 factoring facility without recourse with DBS Bank without any outstanding balance at December 31, 2008. The factoring facility bears a discounting charge at the bank’s standard bills rate less 1.25% for advance in HKD or the bank’s standard bills rate less 0.75% for advance in other currency as of December 31, 2008. The weighted average interest rate approximated 4.4% for 2008 and 6.7% for 2007.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 4.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES (Continued)

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 5.	LONG-TERM DEBTS

A summary is as follows as of December 31:

	2008	2007

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (7.25% and 5.25% at December 31, 2007 and 2008) from DBS Bank. The monthly installments are approximately $9,663 including interest through December 2008 without any balloon payment requirements	$1,648,222	$1,719,704

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (7.25% and 5.25% at December 31, 2007 and 2008) from DBS Bank. The monthly installments are approximately $3,782 including interest through December 2008 without any balloon payment requirements	112,312	153,052

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (7.25% and 5.25% at December 31, 2008) from DBS Bank. The monthly installments are approximately $5,240 including interest through December 2008 without any balloon payment requirements	761,624	801,723

	2,522,158	2,674,479

Less: current maturities	(160,447)	(135,237)

	$2,361,711	$2,539,242

An analysis of long-term debt as of December 31 is as follows:

Current portion	$160,447	$135,237

After 1 year, but within 2 years	316,063	290,618
After 2 years, but within 5 years	257,789	247,571
After 5 years	1,787,859	2,001,053

	2,361,711	2,539,242

	$2,522,158	$2,674,479

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

	5.	a cash deposit not less than $641,025 (HK$5,000,000) plus an unlimited personal guarantee by Mr. Yang as collateral for loans from ICBC.

Note 6.	CAPITAL LEASE OBLIGATIONS

The Company has several non-cancelable capital leases relating to automobiles:

	2008	2007

Current portion	$58,683	$44,991
Non-current portion	43,055	49,971

	101,738	94,962

At December 31, the value of automobiles under capital leases as follows:

	2008	2007

Cost	$193,514	$145,890
Less: depreciation	(51,463)	(39,344)

	142,051	106,546

At December 31, the company had obligations under capital leases repayable as follows:

	2008	2007

Total minimum lease payments
-Within one year	$65,055	$50,381
- After one year but within 5 years	47,329	56,081

	112,384	106,462

Interest expenses relating to future periods	(10,646)	(11,500)

Present value of the minimum lease payments	$101,738	$94,962

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 7.	INCOME TAXES

Income tax (refund) expense amounted to $(33,871) for 2008 and $187,833 for 2007 (an effective rate of 0% for 2008 and 40% for 2007). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2008	2007

Computed tax at federal statutory rate	$(70,292)	$158,670

Tax rate differential on foreign earnings of Atlantic and Aristo, Hong Kong based companies	(121,297)	(65,717)

Expenses not deductible for tax	166,477	—

Unrecognized timing difference	23,480	—

Tax under/(over) provision for Atlantic	(97,973)	61,428

Net operating loss carry forward	65,734	33,452

Other	—	—

	$(33,871)	$187,833

The income tax provision consists of the following components:

	2008	2007

Federal	$—	$—
Foreign	(33,871)	187,833

	$(33,871)	$187,833

The Components of the deferred tax assets and liabilities are as follow

	2008	2007

Net operating losses	$1,122,726	$1,056,992

Total deferred tax assets	$1,122,726	$1,056,992
Less: valuation allowance	(1,122,726)	(1,056,992)

	$—	$—

Note 8.	WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2008 and 2007 since there were no outstanding options at December 31, 2008 and 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 9.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 48% and 66% of materials from Samsung for the years ended December 31, 2008 and 2007, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

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

As of December 31, 2008 and 2007, Samsung has withheld a total of $350,000 of rebate due to the Company as deposits. As agreed with Samsung, the rebate deposits were fully refunded to the Company on January 22, 2009.

Note 10.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $29,650 for 2008 and $29,062 for 2007.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 11.	COMMITMENTS

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2008:

	Related Party	Other	Total

Year ending December 31,
2009	$10,961	$42,372	$53,333
2010	5,128	$19,972	$25,100
Thereafter	—	$—	$—

Total	$16,089	$62,344	$78,433

See Note 13 for related party leases. All leases expire prior to December 31, 2010. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2008. Rent expense for the years ended December 31, 2008 and 2007 are $142,985 and $120,942, respectively.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 12.	DERIVATIVE INSTRUMENTS (Continued)

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

The gross notional and fair values of derivative financial instruments in the Consolidated Balance Sheet as of December 31, 2008 were as follows:

	As of December 31, 2008

	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities

Derivatives designated as hedging instruments under ASC 815
Cash flow hedges:
Foreign exchange contracts	$2,250,000	—	—	—	—
Total derivatives not designated as hedging instruments under ASC 815	500,000	500,000	—	—	—

Total derivatives	$2,750,000	500,000	—	—	—

(1)	Represents the face amounts of contracts that were outstanding as of December 31, 2008.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 12.	DERIVATIVE INSTRUMENTS (Continued)

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2008 and 2007 was as follows:

	Gain Recognized in Income on Derivative
	Location	Year ended December 31, 2008	Year ended December 31, 2007

Cash flow hedges:

Foreign exchange contracts US$200,000 (HKD/USD)	Interest and other, net	$12,644	$20,897
Foreign exchange contracts USD500,000 (HKD/USD)	Interest and other, net	36,346	6,449
Foreign exchange contracts US$500,000 (HKD/USD)	Interest and other, net	11,538	37,244
Foreign exchange contracts USD500,000 (HKD/USD)	Interest and other, net	17,917	—
Foreign exchange contracts US$2,000,000 (CNY/USD)	Interest and other, net	(30,000)	—
Foreign exchange contracts USD750,000 (HKD/USD)	Interest and other, net	56,433
Foreign exchange contracts US$1,000,000 (HKD/USD)	Interest and other, net	56,410	—

Total cash flow hedges		$161,288	$64,590

Note 13.	RELATED PARTY TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2008 and 2007, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $7,900,404 and $6,057,488 respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (See Note 14 for details).

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

Transactions with Classic Electronic Limited

Mr. Ben Wong, one of our directors, is a 99.9% shareholder of Classic Electronics Ltd. (“Classic”). The remaining 0.1% of Classic is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $0 and $366,840 respectively, to Classic. As of December 31, 2008 and 2007, the Company had outstanding accounts receivable from Classic totaling $1,717,320 and $1,717,859 respectively. This account receivable has been outstanding for more than 12 months.

Classic has historically met its payment obligations to the Company and the Company has no reason to believe that Classic’s receivables are not collectible. Pursuant to a written personal guarantee agreement, Mr. Yang has personally guaranteed up to $10.0 million of the outstanding accounts receivable from Classic. The Company has received verbal assurances from Mr. Yang of his intent and ability to perform under the above-referenced guarantee and based on information provided by Mr. Yang, his net worth is approximately $17 million. In addition, as discussed in Note 14, the Company has entered into a payment plan with Classic and the amount due from Classic has been settled.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 13.	RELATED PARTY TRANSACTIONS (Continued)

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

During the years ended December 31, 2008 and 2007, we sold products for $1,913,071 and $666,742 respectively, to Systematic Information. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic Information.

During the years ended December 31, 2008 and 2007, we purchased inventories of $1,446,680 and $1,523,238 respectively from Systematic Information. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Systematic Information.

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

During the years ended December 31, 2008 and 2007, we sold products for $0 and $25,337 respectively, to Global. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Global.

During the years ended December 31, 2008 and 2007, we purchased inventories of $2,323 and $18,294 respectively from Global. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Global.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 13.	RELATED PARTY TRANSACTIONS (Continued)

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

During the years ended December 31, 2008 and 2007, we sold products for $275,766 and $779,879 respectively, to Systematic. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Systematic.

During the years ended December 31, 2008 and 2007, we purchased inventories of $560,750 and $1,007,352 respectively from Systematic. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Systematic.

Transactions with Intelligent Network Technology Limited

Mr. Yang the Company’s Chief Executive Officer, majority shareholder and a director, is a director and 80% shareholder of Intelligent Network Technology Ltd. (“Intelligent”). The remaining 20% of Intelligent is owned by a non-related party.

During the years ended December 31, 2008 and 2007, we purchased inventories of $0 and $1,343,501 respectively from Intelligent. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Intelligent.

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

During the years ended December 31, 2008 and 2007, we sold products for $67,968 and $349,327 respectively, to Aristo Comp. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2008 and 2007, we purchased inventories of $37,665 and $0 respectively, from Aristo Comp. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Storage Devices Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $575,386 and $1,471,471 respectively, to Atlantic Storage. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2008 and 2007, we purchased inventories of $679,049 and $581,444 respectively, from Atlantic Storage. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Atlantic Storage.

Transactions with Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $1,077,653 and $2,574,096 respectively, to Rambo. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Rambo.

During the years ended December 31, 2008 and 2007, we purchased inventories of $10,314 and $0 respectively, from Rambo. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Rambo.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 13.	RELATED PARTY TRANSACTIONS (Continued)

Transactions with Usmart Electronic Products Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Usmart Electronic Products Ltd. (“Usmart”). During the years ended December 31, 2008 and 2007, we sold products for $5,509 and $703,683 respectively, to Usmart. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Usmart.

During the years ended December 31, 2008 and 2007, we purchased inventories of $199,712 and $736,888 respectively, from Usmart. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Usmart.

Transactions with Imax Technology Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is the sole beneficial owner of the equity interest of Imax Technology Ltd. (“Imax”). During the years ended December 31, 2008 and 2007, we sold products of $0 and $51,060 respectively, to Imax. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Imax.

During the years ended December 31, 2008 and 2007, we purchased inventories of $3,167 and $0 respectively, from Imax. As of December 31, 2008 and 2007, there were no outstanding accounts payable to Imax.

Transactions with Kadatco Company Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, a 99.99% shareholder of Kadatco Company Limited (“Kadatco”). The remaining 0.01% of Kadatco is owned by a non-related party. During the years ended December 31, 2008 and 2007, we sold products for $0 and $518,040 respectively, to Kadatco. As of December 31, 2008 and 2007, there were no outstanding accounts receivables from Kadatco.

During the years ended December 31, 2008 and 2007, we purchased inventories of $0 and $590,742 respectively, from Kadatco. As of December 31, 2008 and 2007, there was no outstanding accounts payable to Kadatco.

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 14.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2009 through May 3, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

As discussed in Note 9 of the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories. This vendor accounted for the majority of the Company’s purchases for 2009. The Company’s non-exclusive distributorship agreement with this vendor has a one year term and contains certain sales quotas to be met by the Company. This agreement has been renewed more than ten times, most recently on March 1, 2009 and expired on February 28, 2010. As of March 1, 2010, this vendor has confirmed the annual renewal of such agreement for one year. The Company has already signed a renewal agreement with Samsung. The Company expects to receive the return of a fully executed renewal agreement in the next two months. Termination of such distributorship agreement by this vendor would have a material adverse effect on the operations of the Company.

Aristo agreed to repay the Company a monthly payment of HK$1,000,000 (approximately $128,205) over the course of 5 years beginning June 1, 2010. The repayment plan is subject to review by the Company from time to time.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS

On January 7, 2010, the Company filed the consolidated balance sheets as of December 31, 2008 and 2007, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2007 and 2008, in Form 10K/A (Amendment No. 1) Part IV Item 15 Page F-1- F-26 with the Securities and Exchange Commission (SEC). The Company received a comment letter from the Office of the Chief Accountant of the Division of Corporation Finance of SEC regarding certain disclosures in the Company’s financial statements for the year ended December 31, 2007 and 2008. The Company determined to re-do the 2007 and 2008 audit and restate the financial statements. The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008 Original	2008 Restated

ASSETS
Current assets
Cash and cash equivalents	$1,784,355	$1,943,463
Restricted cash	5,169,753	5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2008 and 2007	10,230,464	10,342,453
Accounts receivable, related parties	8,412,729	1,717,320
Inventories, net	2,060,195	3,668,568
Restricted marketable securities	500,000	500,000
Income tax refundable	—	—
Other current assets	30,051	525,918

Total current assets	$28,187,547	$23,867,475
Property, plant and equipment, net	6,007,456	6,922,623
Other deposits	392,069	396,900
Amounts due from Aristo / Mr. Yang	—	7,900,404

TOTAL ASSETS	$34,587,072	$39,087,402

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2008 Original	2008 Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,669,779	17,318,949
Accruals	396,755	409,367
Lines of credit and loan facilities	16,447,742	16,447,742
Current portion of long-term debt	160,447	160,447
Current portion of capital lease	58,683	58,683
Income tax payable	5,588	5,588
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	301,076	508,073

Total current liabilities	$31,152,455	$35,021,234

Long-term liabilities
Long-term debt, less current portion	2,361,711	2,361,711
Capital lease, less current portion	43,055	43,055
Deferred tax liabilities	—	8,343

Total long-term liabilities	2,404,766	2,413,109
Deferred tax	8,343	—

TOTAL LIABILITIES	33,565,564	37,434,343

Commitments and contingencies	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2008 Original	2008 Restated

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,329,936 shares issued and outstanding as of December 31, 2008 and 2007 respectively	$28,330	$28,330

Additional paid in capital	3,593,027	3,593,027
Amount due (from) to stockholder/director	(39,633)	—
Accumulated losses	(2,560,216)	(1,968,298)

	1,021,508	1,653,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,587,072	$39,087,402

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

The total liabilities increased from $33,565,564 as originally reported, to $37,434,343, an increase of $3,868,779. The increase of total liabilities was derived from an increase of $3,649,170 in accounts payable, an increase of $12,612 in accruals, and an increase of $206,997 in other current liabilities.

The total stockholders’ equity was restated from $1,021,508 as originally reported, to $1,653,059, an increase of $631,551. The increase of total stockholders’ equity was derived from a decrease of $591,918 in accumulated losses, and a reclassification of $39,633 in amount due (from) to stockholder/director from stockholders’ equity.

The total liabilities and stockholders’ equity was restated from $34,587,072 as originally reported, to $39,087,402, an increase of $4,500,330.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2007 Original	2007 Restated

ASSETS
Current assets
Cash and cash equivalents	$1,597,674	$1,661,056
Restricted cash	4,203,057	4,203,057
Accounts receivable, net of allowance for doubtful accounts of $0 for 2007 and 2006	7,594,784	7,627,017
Accounts receivable, related parties	7,955,764	1,717,859
Inventories, net	3,483,994	3,768,155
Restricted marketable securities	769,231	769,231
Marketable securities	404,780	404,780
Income tax refundable	49,375	49,375
Other current assets	83,061	89,183

Total current assets	$26,141,720	$20,289,713
Property, plant and equipment, net	6,933,998	6,933,998
Other deposits	387,245	387,245
Amounts due from Aristo / Mr. Yang	—	6,057,488

TOTAL ASSETS	$33,462,963	$33,668,444

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2007 Original	2007 Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,592,685	12,870,200
Accruals	186,738	195,956
Lines of credit and loan facilities	15,610,488	15,610,488
Current portion of long-term debt	135,237	135,237
Current portion of capital lease	44,991	44,991
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	268,573	268,572

Total current liabilities	$28,951,097	$29,237,829

Long-term liabilities
Long-term debt, less current portion	2,539,242	2,539,242
Capital lease, less current portion	49,971	49,971

Total long-term liabilities	2,589,213	2,589,213
Deferred tax	15,471	15,471

TOTAL LIABILITIES	31,555,781	31,842,513

Commitments and contingencies	$—	$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2007 Original	2007 Restated

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,329,936 shares issued and outstanding as of December 31, 2007 and 2006 respectively	$28,330	$28,330
Additional paid in capital	3,593,027	3,593,027
Amount due to stockholder/director	(75,998)	—
Accumulated losses	(1,638,177)	(1,795,426)

	$1,907,182	$1,825,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,462,963	$33,668,444

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

The total liabilities and stockholders’ equity was restated from $33,462,963 as originally reported, to $33,668,444, an increase of $205,481.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	December 31,
	2008 Original	2008 Restated

Net sales	$206,082,770	$209,556,926
Costs of sales	(201,880,793)	(205,388,286)

Gross profit	$4,201,977	$4,168,640
Selling and distribution costs	(76,072)	(82,285)
General and administrative expenses	(4,099,249)	(3,315,840)

Income from operation	$26,656	$770,515
Other income (expenses)
Rental income	89,231	89,231
Profit on disposals of equipment	—	—
Loss on disposal of marketable securities	(227,781)	(227,781)
Unrealized gain on disposal of marketable securities	—	—
Management and service income	23,462	23,462
Net income on cash flow hedge	161,288	161,288
Director life insurance policy refund	—	—
Exchange differences	(48,677)	(48,677)
Interest income	90,706	90,706
Interest expenses	(1,073,795)	(1,073,798)
Miscellaneous	3,000	8,311

Loss before income taxes	$(955,910)	$(206,743)
Income taxes	$33,871	$33,871

Net loss	$(922,039)	$(172,872)

Loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares – basic and diluted	28,329,936	28,329,936

As a result of the restatement of consolidated income and comprehensive income for the year ended December 31, 2008, total net loss decreased from $922,039 as originally reported to $172,872, a decrease of $749,167. The decreased loss was composed of an increase of $3,474,156 in net sales, an increase of $3,507,493 in costs of sales, an increase of $6,213 in selling and distribution costs, a decrease of $783,409 in general and administrative expenses, an increase of $3 in interest expenses, and an increase of $5,311 in miscellaneous income.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	December 31,
	2007 Original	2007 Restated

Net sales	$160,404,924	$166,771,606
Costs of sales	(156,533,635)	(162,933,656)

Gross profit	$3,871,289	$3,837,950
Selling and distribution costs	(69,260)	(73,508)
General and administrative expenses	(2,942,542)	(3,066,995)

Income from operation	$859,487	$697,447
Other income (expenses)
Rental income	37,179	37,179
Unrealized gain on disposal of marketable securities	404,780	404,780
Management and service income	33,333	33,333
Net income on cash flow hedge	64,590	64,590
Exchange differences	34,672	34,672
Director life insurance policy refund	29,617	29,617
Interest income	169,055	169,055
Interest expenses	(1,009,006)	(1,009,010)
Miscellaneous	218	5,013

Income before income taxes	$623,925	$466,676
Income taxes	(187,833)	(187,833)

Net income	$436,092	$278,843

Earnings per share – basic and diluted	$0.02	$0.01

Weighted average number of shares – basic and diluted	28,329,936	28,329,936

As a result of the restatement of consolidated income and comprehensive income for the year ended December 31, 2007, total net income decreased from $436,092 as originally reported to $278,843, a decrease of $157,249. The decreased income was composed of an increase of $6,366,682 in net sales, an increase of $6,400,021 in costs of sales, an increase of $4,248 in selling and distribution costs, an increase of $124,453 in general and administrative expenses, an increase of $4 in interest expenses, and an increase of $4,795 in miscellaneous income.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008 Original	2008 Restated

Cash flows from operating activities
Net (loss) income	$(922,039)	$(172,872)
Depreciation and amortization	238,477	238,477
Change in inventory reserve	(190,000)	(190,000)
Loss (gain) on disposal of marketable securities	227,782	227,781
Loss on revaluation of properties	883,116	—

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,635,680)	(2,715,435)
Accounts receivable – related parties	(456,965)	539
Inventories	1,613,799	289,588
Refundable deposits	—	(9,656)
Income tax refundable	49,375	49,375
Other current assets	53,010	(436,734)
Other assets	(4,824)	—
Accounts payable	1,077,094	4,448,749
Accrued expenses	210,017	213,411
Income tax payable	5,588	5,588
Other current liabilities	32,503	239,501
Deferred tax	(7,128)	(7,128)

Net cash provided by operating activities	$174,125	$2,181,184

Cash flows from investing activities
Advance (to) from stockholders	$36,365	$(1,842,916)
Increase in restricted cash	(966,696)	(966,696)
Increase in restricted marketable securities	(500,000)	(500,000)
Cash proceeds from sales of marketable securities and restricted marketable securities	946,229	946,229
Purchase of property, plant and equipment	(132,513)	(164,565)

Net cash used in investing activities	$(616,615)	$(2,527,948)

Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$837,254	$837,254
Principal payments under long-term debt	(152,321)	(152,321)
Principal payments under capital lease obligation	(55,762)	(55,762)

Net cash provided by financing activities	$629,171	$629,171

Net cash and cash equivalents sourced	186,681	282,407

Cash and cash equivalents–beginning of year	1,597,674	1,661,056

Cash and cash equivalents–end of year	1,784,355	1,943,463

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	December 31,
	2008 Original	2008 Restated

Supplementary cash flow information:
Interest paid	$1,073,795	$1,073,798
Income tax paid	57,582	57,582
Income tax refund	139,289	139,289

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital
leases were entered for new automobiles	$62,538	$62,538

As a result of the restatement, the net cash provided by operating activities for the year ended December 31, 2008 increased by $2,007,059 from $174,125 as originally reported, to $2,181,184; net cash used in investing activities increased by $1,911,333 from $616,615 as originally reported, to $2,527,948; the cash and cash equivalents at beginning of year were increased by $63,382 from $1,597,674 as originally reported, to $1,661,056. The cash and cash equivalents at end of year were increased by $159,108 from $1,784,355 as originally reported, to $1,943,463.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	December 31,
	2007 Original	2007 Restated

Cash flows from operating activities
Net income	$436,092	$278,843
Depreciation and amortization	230,614	230,614
Change in inventory reserve	323,077	323,077
Gain on disposal of equipment	(218)	(218)
Gain on disposal of marketable securities	(404,780)	(404,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(5,586,310)	(5,618,544)
Accounts receivable – related parties	(583,297)	5,654,608
Inventories	(553,816)	(837,977)
Refundable deposits	—	(6,207)
Income tax refundable	(49,375)	—
Other current assets	(42,124)	(48,246)
Other assets	(6,207)	—
Accounts payable	7,582,962	7,860,477
Accrued expenses	(127,486)	(118,268)
Income tax payable	(74,839)	(124,214)
Other current liabilities	(25,044)	(33,858)
Deferred tax	6,658	15,471

Net cash provided by (used in) operating activities	$1,125,907	$7,170,779

Cash flows from investing activities
Advance (to) from stockholders	$(989,461)	$(6,970,951)
Increase in restricted cash	(1,494,480)	(1,494,480)
Increase in restricted marketable securities	(769,231)	(769,231)
Cash proceeds from sales of equipment	385	385
Purchase of property, plant and equipment	(3,159,760)	(3,159,760)

Net cash used in investing activities	$(6,412,547)	$(12,394,037)

Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$4,772,021	$4,772,021
Borrowing under long-term debt	801,723	801,723
Principal payments under long-term debt	(91,625)	(91,625)
Principal payments under capital lease obligation	(45,291)	(45,291)

Net cash provided by financing activities	$5,436,828	$5,436,828

Net cash and cash equivalents sourced (used)	$150,188	$213,570

Cash and cash equivalents–beginning of year	1,447,486	1,447,486

Cash and cash equivalents–end of year	$1,597,674	$1,661,056

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	December 31,
	2007 Original	2007 Restated

Supplementary cash flow information:
Interest paid	$1,009,006	$1,009,010
Income tax paid	305,389	305,389

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$91,752	$95,898

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Balance at the Beginning of the Year	Charged to Costs and Expenses		Balance At the End of the Year

			Deductions

Allowance for Doubtful Accounts:

Year ended December 31, 2007	$—	$—	$—	$—
Year ended December 31, 2008	$—	$—	$—	$—

Inventory Obsolescence Reserve:

Year ended December 31, 2007	$241,026	$323,077	$—	$564,103
Year ended December 31, 2008	$564,103	$—	$190,000	$374,103

Valuation Allowance for Deferred Tax Assets:

Year ended December 31, 2007	$987,840	$69,152	$—	$1,056,992
Year ended December 31, 2008	$1,056,992	$65,734	$—	$1,122,726

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)
(Stated in US Dollars)

The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	(dollars in thousands except per share data)

	Total	Fourth	Third	Second	First

2008
Total net sales	$209,557	$57,614	$51,849	$46,603	$53,491
Gross profit	4,169	697	1,747	1,394	331
Net income (loss)	(173)	(294)	571	365	(815)
Net income (loss) per share:
basic and diluted	(0.01)	(0.01)	0.02	0.01	(0.03)

2007
Total net sales	$166,772	$53,601	$45,655	$34,102	$33,414
Gross profit	3,838	868	1,835	558	577
Net income (loss)	279	16	706	(145)	(298)
Net income (loss) per share:
basic and diluted	0.01	0.00	0.03	(0.01)	(0.01)

S-1