Form 10-Q
period 2010-03-31
ACL SEMICONDUCTOR INC
filed 2010-05-17
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

Room 1701, 17/F,
Tower 1, Enterprise Square, 9 Sheng Yuet Road, Kowloon Bay
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
Yes ☐ No ☒

The Registrant had 28,729,936 shares of common stock outstanding as of May 10, 2010.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	As of March 31, 2010 (Unaudited)	As of December 31, 2009

Current assets:
Cash and cash equivalents	$3,330,275	$2,001,805
Restricted cash	2,088,170	2,086,504
Accounts receivable, net of allowance for doubtful accounts of $0 for 2010 and 2009	13,492,554	12,434,386
Inventories, net	3,365,179	6,048,116
Other current assets	163,358	274,351

Total current assets	22,439,536	22,845,162

Property, equipment and improvements, net of accumulated depreciation and amortization	8,221,617	8,179,765

Other deposits	182,116	213,535

Amount due from Aristo / Mr. Yang	10,482,664	11,233,839

Total Assets	41,325,933	42,472,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of March 31, 2010 (Unaudited)	As of December 31, 2009

Current liabilities:
Accounts payable	$19,802,763	$23,838,753
Accrued expenses	603,583	527,582
Lines of credit and loan facilities	10,230,089	9,013,813
Current portion of long-term debt	318,046	318,972
Current portion of capital lease	328,292	318,135
Income tax payable	732,807	505,078
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	297,829	282,475

Total current liabilities	32,425,794	34,917,193

Long-term liabilities
Long-term debts, less current portion	2,669,597	2,747,981
Capital lease, less current portion	128,556	146,117
Deferred tax liabilities	19,468	19,468

Total long-term liabilities	2,817,621	2,913,566

Total Liabilities	35,243,415	37,830,759

Stockholders’ equity:
Common stock - $0.001 par value; 50,000,000 shares authorized; 28,729,936 issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	28,730	28,730
Additional paid in capital	3,658,627	3,658,627
Retained earnings	2,395,161	954,185

Total stockholders’ equity	6,082,518	4,641,542

Total Liabilities and Stockholders’ equity	41,325,933	42,472,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

		(Restated)

Net sales
Related parties	$781,896	$316,422
Other	98,229,166	62,190,706
Less discounts to customers	—	(6,989)

	99,011,062	62,500,139

Cost of sales	96,184,458	59,642,180

Gross profit	2,826,604	2,857,959

Operating expenses
Selling	24,802	22,177
General and administrative	1,057,869	1,355,453

Income from operations	1,743,933	1,480,329

Other income (expenses)
Rental income	30,000	22,308
Interest expense	(95,164)	(166,892)
Management and service income	8,321	6,538
Net income on cash flow hedge	15,410	20,349
Interest income	93	33,631
Loss on disposal of fixed assets	(308)	—
Exchange differences	(6,203)	(9,029)
Miscellaneous	960	7

Income before income taxes provision	1,697,042	1,387,241

Income taxes provision	256,066	217,949

Net Income	$1,440,976	$1,169,292

Earnings per share - basic and diluted	$0.05	$0.04

Weighted average number of shares - basic and diluted	28,729,936	28,534,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009

		(Restated)

Cash flows provided by (used for) operating activities:
Net income	$1,440,976	$1,169,292

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	72,298	74,989
Change in inventory reserve	(315,082)	—
Loss on disposal of fixed assets	308	—
Issurance of common stocks to consultant as professional fee under share option scheme		66,000

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other	(1,058,166)	1,533,832
Accounts receivable - related parties	—	1,717,320
Inventories	2,998,018	148,606
Other current assets	110,993	80,672
Other assets	31,419	350,442

Increase (decrease) in liabilities
Accounts payable	(4,035,991)	(325,848)
Accrued expenses	76,001	198,637
Income tax payable	227,729	217,949
Other current liabilities	15,354	(330,246)

Total adjustments	(1,877,119)	3,732,353

Net cash provided by (used for) operating activities	(436,143)	4,901,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (CONTINUED) (Unaudited)

Cash flows used for investing activities:
Advanced (to) from Aristo / Mr. Yang	751,174	(2,684,927)
Increase of restricted cash	(1,666)	1,097,436
Investment in restricted marketable securities	—	500,000
Cash proceeds from sale of fixed assets	81,154	—
Purchases of property, equipment and improvements	(73,399)	(2,689)

Net cash used for investing activities	757,263	(1,090,180)

Cash flows provided by (used for) financing activities:
Proceeds on lines of credit and notes payable	1,216,277	(4,127,791)
Principal payments under long-term debt	(79,310)	(39,916)
Principal payments under capital lease obligation	(129,617)	(22,182)

Net cash provided by (used for) financing activities	1,007,350	(4,189,889)

Net increase (decrease) in cash and cash equivalents	1,328,470	(378,424)

Cash and cash equivalents, beginning of period	2,001,805	1,943,463

Cash and cash equivalents, end of period	3,330,275	1,565,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

ACL Semiconductors, Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brand name which comprise DRAM and Graphic RAM, Flash, SRAM and MASK ROM for the Hong Kong and Southern China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2010. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited	Hong Kong	100	$384,615
* Aristo Technologies Limited	Hong Kong	100	$1,282

* Note: Deemed variable interest entity

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the first quarter of 2010 were $1,287,266 with accounts receivable of $11,221,505 as of March 31, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009. For fiscal year 2008, sales to Aristo were $9,076,034 with accounts receivable of $6,695,409 as of December 31, 2008.

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

The Company’s operation is conducted in Hong Kong. A large amount of customers locates in Southern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of Hong Kong and China economy.

The Company’s operations in Hong Kong and have large amount of customers derived from Southern China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(f)	Account receivable

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $315,082 during the first quarter of 2010 and increased by $26,970 for 2009. Inventory obsolescence reserves totaled $32,051 as of March 31, 2010 and $347,133 as of December 31, 2009.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(k)	Income taxes

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $539 as of March 31, 2010 and $85 for the years ended March 31, 2009.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(q)	Comprehensive income

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

Certain amounts in the prior period have been reclassified to conform to the current consolidated financial statement presentation.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(t)	Recently implemented standards (Continued)

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(t)	Recently implemented standards (Continued)

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(t)	Recently implemented standards (Continued)

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(t)	Recently implemented standards (Continued)

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

NOTE 3.	Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Finished goods	$3,397,230	$6,395,249

Less allowance for excess and obsolete inventory	(32,051)	(347,133)

Inventories, net	$3,365,179	$6,048,116

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Land and Buildings	$7,663,340	$7,663,340
Furniture and fixtures	29,231	13,273
Office equipment	188,032	168,181
Leasehold improvements	218,462	218,462
Automobiles	517,046	449,713
Machinery	499,614	499,614

Total property and equipment	9,115,725	9,012,583

Less accumulated depreciation and amortization	(894,108)	(832,818)

Property and equipment, net	8,221,617	8,179,765

Depreciation and amortization expense totaled $72,298 and $74,989 for the three months ended March 31, 2010 and 2009.

Automobiles and machinery include the following amounts under capital leases:

	March 31, 2010	December 31, 2009

Cost	$812,887	$716,855
Less accumulated depreciation	(132,708)	(106,393)

Total	680,179	610,462

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Capital Lease Obligation

The Company leases automobiles and machinery under seven capital leases that expire between August 2010 and August 2013. Aggregate future obligations under the capital leases in effect as of March 31, 2010 are as follows:

Capital Lease

Year ending March 31,
2010	352,431
2011	91,266
2012	47,303

Total minimum lease obligations	491,000

Less amounts representing interest	(34,152)

Present value of future minimum lease payments	456,848

Less current portion of capital lease obligation	(328,292)

Capital lease obligation, less current portion	128,556

Interest expense related to capital leases totaled $8,476 and $2,414 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6.	Stock Options

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.	Stock Options (Continued)

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

As of March 31, 2010, there were no options outstanding under the Plan.

NOTE 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of March 31, 2010 and December 31, 2009, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $10,482,664 and $11,233,839, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered into (see Note 13 to consolidated financial statements).

For the three months ended March 31, 2010 and 2009, we recorded compensation to Mr. Yang of $316,667 and $465,385 respectively, and paid $316,667 and $465,385 respectively to Mr. Yang as compensation to him.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $3,270 to Solution during the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009, we purchased inventories of $43,213 and $0 respectively from Solution. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Related Party Transactions (Continued)

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $1,923 to Systematic Information during the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009, we received service charges of $2,038 and $0 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the three months ended March 31, 2010 and 2009, we sold products for $767,981 and $74,688 respectively, to Systematic Information. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Systematic Information.

During the three months ended March 31, 2010 and 2009, we purchased inventories of $0 and $74,688 respectively from Systematic Information. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts payable to Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the three months ended March 31, 2010 and 2009, we sold products for $3,580 and $0 respectively, to Global. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the three months ended March 31, 2010 and 2009, we received a management fee of $1,923 and $3,846 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the three months ended March 31, 2010 and 2009, we sold products for $0 and $18,144 respectively, to Systematic. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Systematic.

Transactions with Aristo Components Limited

Mr. Ben Wong, one of the Company’s directors, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). During the three months ended March 31, 2010 and 2009, we received a management fee of $3,077 and $2,692 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the three months ended March 31, 2010 and 2009, we sold products for $0 and $12,060 respectively, to Aristo Comp. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Aristo Comp.

During the three months ended March 31, 2010 and 2009, we purchased inventories of $0 and $241,325 respectively from Aristo Comp. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts payable to Aristo Comp.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Related Party Transactions (Continued)

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). During the three months ended March 31, 2010 and 2009, we sold products for $440 and $154,785 respectively, to Atlantic Storage. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Atlantic Storage.

Transactions with Rambo Technologies Limited

Mr. Ben Wong is a director and 60% shareholder of Rambo Technologies Ltd. (“Rambo”). During the three months ended March 31, 2010 and 2009, we sold products for $9,878 and $10,170 respectively, to Rambo. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Rambo.

During the three months ended March 31, 2010 and 2009, we purchased inventories of $0 and $54,930 respectively, from Rambo. As of December 31, 2009 and 2008, there were no outstanding accounts payable to Rambo.

Transactions with Usmart Electronic Products Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Usmart Electronic Products Ltd. (“Usmart”). On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $11,538 and $0 from Usmart during the three months ended March 31, 2010 and 2009 respectively.

During the three months ended March 31, 2010 and 2009, we sold products for $17 and $0 respectively, to Usmart. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Usmart.

During the three months ended March 31, 2010 and 2009, we purchased inventories of $1,705 and $130 respectively, from Usmart. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts payable to Usmart.

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap-Yin Chan, the Company Chief Financial Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the three months ended March 31, 2010 and 2009, we received a management fee of $1,282 and $0 respectively from Kasontech. The management fee was charged for back office support for Kasontech.

Transactions with Ibcom Electronics (HK) Limited

Mr. Ben Wong is a director and 50% shareholder of Ibcom Electronics (HK) Limited (“Ibcom”). During the three months ended March 31, 2010 and 2009, we sold products for $659,539 and $0 respectively, to Ibcom. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts receivables from Ibcom.

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

2.

a fixed cash deposit of $1,382,662 (HK$10,784,762), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from BEA;

3.	an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank;

4.	a security interest on residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from Fubon.

The summary of banking facilities at March 31, 2010 is as follows:

	Granted facilities	Utilized facilities	Not utilized facilities

Overdraft	$602,564	$477,391	$125,173
Installment Loan	2,320,976	2,320,976	0
Factoring Loan	8,076,923	2,033,146	6,043,777
Import/Export Loan	8,205,128	8,196,944	8,184
Letter of Guarantee	384,615	384,615	—
Term Loan	778,632	778,632	—

	$20,368,838	$14,191,704	$6,177,134

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2010, amounts borrowed by the Company under the revolving lines of credit described above are repayable within a period of three (3) months of drawdown. Other loan facilities repayable are referred to in Note 9 – Long Term Debt.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	Long Term Debt

Long Term Debt consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.75% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2010 and December 31, 2009) to DBS Bank. The monthly installments are approximately $9,663 including interest through 2010 without any balloon payment requirements	$1,553,551	$1,572,720
Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2010 and December 31, 2009) to DBS Bank payable in monthly installments of $3,782 including interest through 2010 without any balloon payment requirements	59,135	69,949
Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2010 and December 31, 2009) to DBS Bank payable in monthly installments of $5,240 including interest through 2010 without any balloon payment requirements	708,290	719,156
Term loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at March 31, 2010 and December 31, 2009) to BEA Bank payable in monthly installments of $15,935 including interest through 2010 without any balloon payment requirements	666,666	705,128

	2,987,642	3,066,953

Less: current maturities	(318,046)	(318,972)

	$2,669,596	$2,747,981

An analysis of long-term debt as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Current portion	$318,046	$318,972

After 1 year, but within 2 years	573,619	586,013
After 2 years, but within 5 years	470,300	508,050
After 5 years	1,625,677	1,653,918

	2,669,596	2,747,981

	$2,987,642	$3,066,953

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Cash Flow Information

Cash paid during the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009

		(Restated)

Interest	$95,164	$166,892

Income taxes paid	$28,337	$—

Non-Cash Activities:
Capital lease obligations incurred when capital lease was entered into for new automobiles	$122,213	$—

Income tax provision	$256,066	$217,949

NOTE 11.	Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	3,330,275	—	—	3,330,275
Restricted cash	2,088,170	—	—	2,088,170

Total assets	$5,418,445	$—	$—	$5,418,445

NOTE 12.	Derivative instruments

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

There are three foreign currency exchange agreements that matured as of March 31, 2010. These agreements are:

•

Participating forward currency option agreement between the Company and Standard Chartered Bank for the Company to buy US$500,000 from Standard Chartered Bank at a contract rate of 7.735 at specified dates up to January 7, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the three months ended March 31, 2010 was $1,231.

•

Autocancelable target redemption forward agreement between the Company and Standard Chartered Bank for the Company to buy US$1,000,000 from Standard Chartered Bank at a contract rate of 7.725 at specified dates up to March 3, 2011. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the contract rate at specified dates. The gain on this forward contract during the three months ended March 31, 2010 was $14,179.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended March 31, 2010 and 2009 was as follows:

	Gain Recognized in Income on Derivative Location	Three months ended March 31, 2010	Three months ended March 31, 2009

Cash flow hedges:

Foreign exchange contract US$500,000	Interest and other, net	$1,231	$3,705
Foreign exchange contract US$750,000	Interest and other, net	$—	$1,260
Foreign exchange contract US$1,000,000	Interest and other, net	$—	$15,384
Foreign exchange contract US$1,000,000	Interest and other, net	14,179	—
Total cash flow hedges		$15,410	$20,349

NOTE 13.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2010 through May 15, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

The Company has recently received the fully executed renewal agreement from Samsung.

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

          The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2009, as amended, (the “Form 10-K”), filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

          The Company, through its wholly-owned subsidiary Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), is engaged primarily in the business of distribution of memory products under “Samsung” brand name which principally comprise DRAM, Graphic RAM and Flash for the Hong Kong and Southern China markets. Our wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), which previously engaged in this business, ceased activities as of January 1, 2004, and all its operations were consolidated with those of Atlantic.

          Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components. In addition to Samsung-branded products, Aristo sells Hynix, Micro, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond branded products.

          As of March 31, 2010, ACL had more than 150 active customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Overview

Net sales

          Sales from Samsung HK are recognized upon the transfer of legal title of the electronic components to the customers. The quantities of memory products the Company sells fluctuate with changes in demand from its customers. The suggested prices set by Samsung HK that we charged our customers are subject to change by us based on prevailing economic conditions and their impact on the market.

          Net sales for the three months ended March 31, 2010 were 58.4% greater than net sales for the three months ended March 31, 2009. This increase in net sales was mainly due to increase of the average selling prices and continuous demand in memory products in the PRC market.

          Our gross profit for the first quarter of 2010 decreased by 1.1% over the gross profit for the comparable periods of the prior fiscal year. The gross profit margin for the first quarter of 2010 was 2.9%, compared to 4.6% for the corresponding quarter in 2009. The decrease in gross profit and gross profit margin were mainly due to the increase in cost of sales when compared to the cost of sales in the corresponding quarter in 2009. During the first quarter of 2009, we experienced increased gross profit as a consequence of higher average selling prices and lower cost of sales as the market experienced a rebound in increased demand together with reduced supply. As demand continued to increase through our 2009 and into 2010 to the point of market saturation, marginal costs increased resulting in increased cost of sales and corresponding reduction in gross profit margin despite increasing average selling prices.

          With the increase in general and administrative expenses and interest expense, our income before income taxes provision increased by 22.3% or $309,801 to $1,697,042 in the first quarter of 2010, compared to the corresponding quarter in 2009.

          We believe that the demand and average selling price will remain relatively stable for the second quarter of 2010 as a result of market saturation.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.1% for the three months ended March 31, 2010 and approximately 95.4% for the three months ended March 31, 2009.

Operating expenses

          Our operating expenses for the three months ended March 31, 2010 and 2009 were comprised of sales and marketing and general and administrative expenses only.

          Sales and marketing expenses consisted primarily of costs associated with advertising and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended
	March 31, 2010	March 31, 2009

		(Restated)

Net sales	$99,011,062	$62,500,139

Cost of sales	96,184,458	59,642,180

Gross profit	2,826,604	2,857,959

Operating expenses
Selling	24,802	22,177
General and administrative	1,057,869	1,355,453

Income from operations	1,743,933	1,480,329

Other income (expenses)	(46,891)	(93,088)

Income before income taxes provision	1,697,042	1,387,241

Income taxes provision	(256,066)	(217,949)

Net Income	$1,440,976	$1,169,292

Earnings per share - basic and diluted	$0.05	$0.04

Net Sales

          The following table presents our net sales for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$99,011,062	$62,500,139	58.4%

          Net sales increased by $36,510,923 or 58.4%, from $62,500,139 for the three months ended March 31, 2009 to $99,011,062 in the three months ended March 31, 2010. The increase was mainly due to increase of the average selling prices and continuous demand in memory products in the PRC market.

Cost of sales

          The following table presents our cost of sales for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$96,184,458	$59,642,180	61.3%

          Cost of sales increased by $36,542,278, or 61.3%, from $59,642,180 for the three months ended March 31, 2009 to $96,184,458 for the three months ended March 31, 2010. The increase was principally attributable to the extra-ordinary low cost of sales during the three months ended March 31, 2009 when compared with the same period in 2010.

Gross Profit

The following table presents our gross profit for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$2,826,604	$2,857,959	-1.1%

          Gross profit decreased by $31,355, or 1.1%, from $2,857,959 for the three months ended March 31, 2009 to $2,826,604 for the three months ended March 31, 2010. Although we experienced a significant increase in net sales during the first quarter of 2010 when compared to the same period in 2009, this did not result in a corresponding increase in gross profit. During the first quarter of 2009, we experienced increased gross profit as a consequence of higher average selling prices and lower cost of sales as the market experienced a rebound in increased demand together with reduced supply. As demand continued to increase throughout 2009 and into 2010 to the point of market saturation, marginal costs increased resulting in increased cost of sales and a corresponding reduction in gross profit margin despite increasing average selling prices.

Sales and Marketing

          The following table presents the sales and marketing expenses for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$24,802	$22,177	11.8%

          For the three months ended March 31, 2010, sales and marketing expenses increased $2,625, or 11.8%, as compared to the three months ended March 31, 2009. Such increase was directly attributable to and reflective of increased sales and marketing effort by the Company.

General and Administrative

          The following table presents the general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$1,057,869	$1,355,453	-22.0%

          For the three months ended March 31, 2010, general and administrative expenses decreased $297,584, or 22%, as compared to the three months ended March 31, 2009. This decrease was principally attributable to a decrease in directors’ remuneration, staff salaries and bank charges.

Income from Operations

          The following table presents the income from operations for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$1,743,933	$1,480,329	17.8%

          Income from operations for the three months ended March 31, 2010 increased by $263,604, or 17.8%, from $1,480,329 for the three months ended March 31, 2009 to $1,743,933 in the three months ended March 31, 2010. Such increase was mainly due to an increase in cost of sales offset by a decrease of general and administrative expenses.

Interest Income

          The following table presents the interest income for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$93	$33,631	-99.7%

          For the three months ended March 31, 2010, interest income decreased $33,538, or 99.7%, as compared to the three months ended March 31, 2009. This decrease was due to bank interest refunded by customers during the period in 2009.

Interest Expense

          The following table presents the interest expense for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$95,164	$166,892	-43.0%

          For the three months ended March 31, 2009, interest expense decreased by $71,728 or 43%, from $166,892 in the three months ended March 31, 2009 to $95,164 in the three months ended March 31, 2010. These decreases were mainly due to a decrease in the use by the Company of letters of credit to obtain goods from suppliers.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$15,410	$20,439	-24.6%

          For the three months ended March 31, 2009, income on cash flow hedge decreased by $5,029, or 24.6%, as compared to the three months ended March 31, 2009. t The decreases were due to the expiration or termination of several currency hedging contracts in the period 2010.

Income Tax Provision

          The following table presents the income tax provision for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$256,066	$217,949	17.5%

          Income tax provision increased by $38,117 or 17.5% from $217,949 for the three months ended March 31, 2009 to $256,066 for the three months ended March 31, 2010. The increases were due to an increase in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of March 31, 2010, we had revolving lines of credit and loan facilities in the aggregate amount of $20,368,838, of which $6,177,134 was available (representing an approximately 20.5% increase in our borrowing lines of credit from December 31, 2009), which was attributable to the increase of factoring loan. In connection therewith, $996,613 of restricted bank deposits were released to the Company. Other detailed disclosures on credit facilities are made in Note 8 and Note 9 of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2010, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

          Our ability to draw down under our various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels we did not deem commercially reasonable. Accordingly, on a case by case basis, we have elected to terminate or not renew several of our credit facilities resulting in a significant reduction in our available short term borrowings.

          To address the reduction in available credit facilities, we are relying on our own cash reserves and cash flows from operations to fund our ongoing operations and have tightened the credit terms we extend to our customers. As a result, the Company does not expect that the reduction in available credit facilities is going to have a materially adverse impact upon our operations for the foreseeable future.

          We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

          The following factors, among others, could have negative impacts on our results of operations and financial position: the termination or change in terms of the Distributorship Agreement; pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for Samsung’s memory products; our ability to attract new customers; an increase in competition in the memory products market; and the ability of some of our customers to obtain financing.

          Although we believe our expectations of future growth are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update our expectations to conform them to actual results or to reflect changes in expectations.

Net Cash Used for Operating Activities

          In the three months ended March 31, 2010, net cash used for operating activities was $436,143 while in the three months ended March 31, 2009, net cash provided by operating activities was $4,901,645, an increase of $5,337,788. This increase was primarily due to an increase of accounts receivable and decrease of inventories and accounts payable as of March 31, 2010.

Net Cash Provided by Investing Activities

          For the three months ended March 31, 2010, net cash provided by investing activities was $757,263 while in the three months ended March 31, 2009, net cash used for investing activities was $1,090,180, an increase in cash used of $1,847,443. This increase was primarily due to the decrease of amounts due from Aristo / Mr. Yang as of March 31, 2010.

Net Cash Provided by Financing Activities

          In the three months ended March 31, 2010, net cash provided by financing activities was $1,007,350 while in the three months ended March 31, 2009, net cash used for financing activities was $4,189,889, an increase of $5,197,239. This increase was due to an increase in the balance of bank lines of credit and notes payable as of March 31, 2010.

Principles of Consolidation

          The consolidated financial statements of ACL Semiconductors Inc. include the accounts of Atlantic Components Ltd., a Hong Kong subsidiary and Alpha Perform Technology Limited, a BVI subsidiary, and Aristo Technologies Ltd., a Hong Kong company, a variable interest entity deemed to be a subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Polices

          The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Inventory Valuation.

          Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires ACL to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If ACL’s demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

Allowance for Doubtful Accounts.

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, ACL’s estimates could change and impact our reported results.

New Accounting Pronouncements

          ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. We have implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed our references to GAAP authoritative guidance but did not impact our financial position or results of operations.

          ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. We implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on our financial position or results of operations; however it will likely have an impact on our accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

          ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. We implemented this guidance as of January 1, 2009. We are in the process of evaluating ASC 810 and will make necessary changes accordingly.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

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

          In connection with the preparation of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was retrospective and conducted as of March 31, 2010, the last day of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because we have not completed the remediation discussed elsewhere in this Item 4T of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we consolidated the financial statements of Aristo with those of the Company for the period effective and restated our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

As of March 31, 2010, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

          Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2010.

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

ACL SEMICONDUCTORS INC.

Date: May 17, 2010	By:	/s/ Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Kenneth Lap-Yin Chan

Kenneth Lap-Yin Chan
Chief Financial Officer