Form 10-Q
period 2010-06-30
ACL SEMICONDUCTOR INC
filed 2010-08-19
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

011-852-3666-9939

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
Yes ☐ No ☒

The Registrant had 28,729,936 shares of common stock outstanding as of August 14, 2010.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$2,986,215	$2,001,805
Restricted cash	2,088,374	2,086,504
Accounts receivable, net of allowance for doubtful accounts of $0 for 2010 and 2009	15,956,010	12,434,386
Inventories, net	5,323,246	6,048,116
Other current assets	232,453	274,351

Total current assets	26,586,298	22,845,162

Property, equipment and improvements, net of accumulated depreciation and amortization	8,261,132	8,179,765

Other deposits	145,159	213,535

Amount due from Mr. Yang	11,238,556	11,233,839

Total Assets	46,231,145	42,472,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)

Current liabilities:
Accounts payable	$22,023,418	$23,838,753
Accrued expenses	451,947	527,582
Lines of credit and loan facilities	12,645,544	9,013,813
Current portion of long-term debt	319,530	318,972
Current portion of capital lease	298,434	318,135
Income tax payable	861,012	505,078
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	159,863	282,475

Total current liabilities	36,872,133	34,917,193

Long-term liabilities
Long-term debts, less current portion	2,589,265	2,747,981
Capital lease, less current portion	73,866	146,117
Deferred tax liabilities	19,468	19,468

Total long-term liabilities	2,682,599	2,913,566

Total Liabilities	39,554,732	37,830,759

Stockholders’ equity:
Common stock - $0.001 par value; 50,000,000 shares authorized; 28,729,936 issued and outstanding as of June 30, 2010 and December 31, 2009 respectively	28,730	28,730
Additional paid in capital	3,658,627	3,658,627
Retained earnings	2,989,056	954,185

Total stockholders’ equity	6,676,413	4,641,542

Total Liabilities and Stockholders’ equity	46,231,145	42,472,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		(Restated)		(Restated)

Net sales
Related parties	$2,119,515	$159,577	$3,560,951	$475,999
Other	87,412,775	75,667,934	184,982,401	137,858,640
Less discounts to customers	—	(449)	—	(7,438)

	89,532,290	75,827,062	188,543,352	138,327,201

Cost of sales	87,601,020	73,273,593	183,785,478	132,915,773

Gross profit	1,931,270	2,553,469	4,757,874	5,411,428

Operating expenses
Selling	28,586	36,256	53,388	58,434
General and administrative	1,122,719	1,232,737	2,180,589	2,522,190

Income from operations	779,965	1,284,476	2,523,897	2,830,804

Other income (expenses)
Rental income	30,000	22,308	60,000	44,615
Interest expense	(110,705)	(115,918)	(205,869)	(282,810)
Management and service income	10,884	7,641	19,205	14,180
Net income on cash flow hedge	—	28,372	15,410	48,721
Interest income	192	2,312	285	31,022
(Loss) profit on disposal of fixed assets	—	21,350	(308)	21,350
Exchange differences	(8,754)	7,699	(14,957)	5,555
Miscellaneous	20,518	5,310	21,479	3,354

Income before income taxes provision	722,100	1,263,550	2,419,142	2,716,791

Income taxes provision	128,205	179,487	384,271	397,436

Net Income	$593,895	$1,084,063	$2,034,871	$2,319,355

Earnings per share - basic and diluted	$0.02	$0.04	$0.07	$0.08

Weighted average number of shares - basic and diluted	28,729,936	28,729,936	28,729,936	28,729,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
		(Restated)

Cash flows provided by (used for) operating activities:
Net income	$2,034,871	$2,319,355

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	154,837	142,019
Change in inventory reserve	283,031	149,744
Loss (Gain) on disposal of fixed assets	308	(21,350)
Issuance of common stocks to consultant as
professional fee under share option scheme	—	66,000

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(3,521,622)	1,002,970
Accounts receivable - related parties	—	1,817,321
Inventories	441,839	529,448
Other current assets	41,897	483,235
Other assets	68,376	342,038

Increase (decrease) in liabilities
Accounts payable	(1,815,334)	899,347
Accrued expenses	(75,635)	455,862
Income tax payable	355,934	397,436
Other current liabilities	(122,612)	(275,980)

Total adjustments	(4,188,981)	5,988,090

Net cash provided by (used for) operating activities	(2,154,110)	8,307,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (CONTINUED) (Unaudited)

Cash flows used for investing activities:
Advanced to Aristo / Mr. Yang	(4,717)	(3,486,519)
(Increase) decrease of restricted cash	(1,870)	3,083,251
Investment in restricted marketable securities	—	500,000
Cash proceeds from sale of fixed assets	81,154	37,820
Purchases of fixed assets	(195,453)	(57,517)

Net cash provided by (used for) investing activities	(120,886)	77,035

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable	3,631,731	(8,465,564)
Principal payments under long-term debt	(158,159)	(79,757)
Principal payments under capital lease obligation	(214,165)	(35,989)

Net cash provided by (used for) financing activities	3,259,407	(8,581,310)

Net increase (decrease) in cash and cash equivalents	984,411	(196,830)

Cash and cash equivalents, beginning of period	2,001,805	1,943,463

Cash and cash equivalents, end of period	$2,986,216	$1,746,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

ACL Semiconductors, Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brand name which comprise Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash for the Hong Kong Special Administrative Region and Republic of China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2010. The following table depicts the identity of the subsidiary:

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

ASC 810-05-08A specifies the two characteristics of a controlling financial interest in a variable interest entity (“VIE”): (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is the primary beneficiary of Aristo because the Company can direct the activities of Aristo through the common director and major shareholder, Also, the Company extended substantial account receivable to Aristo and created an obligation to absorb losts if Aristo failed. Moreover, ASC 810-25-42 & 43 provides guidance on related parties treatment of VIE and specifies the relationship of de-facto agent and principal. Those guidance will help to determine whether the Company will consolidate Aristo.

Owing to the extent of outstanding large amounts of accounts receivable since 2007 together with the nominal amount of paid-up capital contributed by Mr. Yang when Aristo was formed, it has been determined that Aristo cannot finance its operations without subordinated financial support from ACL and accordingly, ACL is considered to be the de facto principal of Aristo, Aristo is considered to be the de facto subsidiary of the Company and Mr. Yang is considered to be the related party of both the Company and Aristo.

By virtue of the above analysis, it has been determined that the Company is the primary beneficiary of Aristo.

Aristo Technologies Limited

The Company sells Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. Being the biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not provide any bad debt provision or experience derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo.

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for various brands such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2009 and 2008 sales was around 30 million and 20 million; it was only a small distributor that accommodated special requirements for specific customers.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the second quarter of 2010 were $440,555 with accounts receivable of $11,486,467 as of June 30, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009. For fiscal year 2008, sales to Aristo were $9,076,034 with accounts receivable of $6,695,409 as of December 31, 2008.

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

The Company’s operation is conducted in Hong Kong. A large amount of customers are located in Southern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

The Company’s operations in Hong Kong and have large amount of customers from Southern China who are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $283,031 during the first six months of 2010 and decreased by $149,744 for the same period of 2009. Inventory obsolescence reserves totaled $64,102 as of June 30, 2010 and $347,133 as of December 31, 2009.

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

The Company did not have any interest and penalty recognized in the income statements for the period ended June 30, 2010 and June 30, 2009 or balance sheet as of June 30, 2010 and December 31, 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008 and 2009 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies (Continued)

(l)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$). The consolidated financial statements are translated into United States dollars from HK$US$1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,471 as of June 30, 2010 and $948 for the years ended June 30, 2009.

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

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2010 and made all necessary changes accordingly including but not limited to filing amendments for the prior relevant periods to comply with all applicable requirements.

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

NOTE 3.	Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Finished goods	$5,232,246	$6,395,249

Less allowance for excess and obsolete inventory	(64,102)	(347,133)

Inventories, net	$5,168,144	$6,048,116

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land and Buildings	$7,663,340	$7,663,340
Furniture and fixtures	29,454	13,273
Office equipment	189,855	168,181
Leasehold improvements	314,616	218,462
Automobiles	540,900	449,713
Machinery	499,614	499,614

Total property and equipment	9,237,779	9,012,583

Less accumulated depreciation and amortization	(976,647)	(832,818)

Property and equipment, net	8,261,132	8,179,765

Depreciation and amortization expense totaled $82,539 and $67,030 for the three months ended June 30, 2010 and 2009, respectively, and $154,837 and $142,019 for the six months ended June 30, 2010 and 2009, respectively.

Automobiles and machinery include the following amounts under capital leases:

	June 30, 2010	December 31, 2009

Cost	$812,887	$716,855
Less accumulated depreciation	(166,207)	(106,393)

Total	646,680	610,462

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Capital Lease Obligation

The Company leases automobiles and machinery under seven capital leases that expire between August 2010 and August 2013. Aggregate future obligations under the capital leases in effect as of June 30, 2010 are as follows:

Capital Lease

Year ending June 30,
2010	320,107
2011	43,017
2012	36,832

Total minimum lease obligations	399,956

Less amounts representing interest	(27,656)

Present value of future minimum lease payments	372,300

Less current portion of capital lease obligation	(298,434)

Capital lease obligation, less current portion	73,866

Interest expense related to capital leases totaled $6,496, $1,396, 14,972 and $3,810 for the three months ended June 30, 2010 and 2009, and for six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, there were no options outstanding under the Plan.

NOTE 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of June 30, 2010 and December 31, 2009, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $11,238,556 and $11,233,839, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

For the three months ended June 30, 2010 and 2009, we recorded compensation to Mr. Yang of $290,000 and $434,615 respectively, and paid $290,000 and $434,615 respectively to Mr. Yang as compensation to him.

For the six months ended June 30, 2010 and 2009, we recorded compensation to Mr. Yang of $606,667 and $900,000 respectively, and paid $606,667 and $900,000 respectively to Mr. Yang as compensation to him.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $3,270 to Solution during the three months ended June 30, 2010 and 2009, respectively, and $6,540 for the six months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we purchased inventories of $0, $0, 43,213 and $0 respectively from Solution. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Solution.

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

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2008, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2010. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $1,923 to Systematic Information during the three months ended June 30, 2010 and 2009, respectively, and $3,846 for the six months ended June 30, 2010.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we received a management fee of $2,038, $1,359, $4,076 and $1,359 respectively from Systematic Information. The management fee was charged for back office support for Systematic Information.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $0, $121,263, 767,981 and $121,263 respectively, to Systematic Information. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Systematic Information.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we purchased inventories of $0, $74,688, $0, and $74,688 respectively from Systematic Information. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $1,839, $0, $5,419 and $0 respectively, to Global. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, June 2010 and 2009, we received a management fee of $1923, $1,923, $3,846 and $5,769 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $0, $1,770, $0 and $19,914 respectively, to Systematic. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $4,780, $128,227, $5,220 and $283,012 respectively, to Atlantic Storage. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Atlantic Storage.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Related Party Transactions (Continued)

Transactions with Aristo Components Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 1, 2010. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we received a management fee of $3,077, $3,077, $6,154 and $5,769 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $0, $0, $0 and $12,060 respectively, to Aristo Comp. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Aristo Comp.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we purchased inventories of $0, $0, $0 and $241,325 respectively from Aristo Comp. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Aristo Comp.

Transactions with Rambo Technologies Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 1, 2010. He is a director and 60% shareholder of Rambo Technologies Ltd. (“Rambo”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $0, $29,580, $9,878 and $39,750 respectively, to Rambo. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Rambo. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we purchased inventories of $0, $0, $0 and $54,930 respectively, from Rambo. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Rambo. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Related Party Transactions (Continued)

Transactions with Usmart Electronic Products Limited

Mr. Ben Wong, resigned from his director position with the Company effective on June 1, 2010. He is a director and sole beneficial owner of the equity interests of Usmart Electronic Products Ltd. (“Usmart”). After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. Prior to April 1, 2010, Mr. Yang, our Chief Executive Officer, was the sole beneficial owner of equity interests in Usmart before transferring these ownership interests to Mr. Ben Wong.

On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $11,538, $0, $23,076 and $0 from Usmart during the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $115, $0, $132 and $0 respectively, to Usmart. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Usmart.

During the three months ended June 30 and 2009, and the six months ended June 30, 2010 and 2009, we purchased inventories of $38, $19,013, $1,743 and $19,143 respectively, from Usmart. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Usmart.

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we received a management fee of $3,846, $0, $5,128 and $0 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Kasontech.

Transactions with Ibcom Electronics (HK) Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 1, 2010. He is a director and 50% shareholder of Ibcom Electronics (HK) Limited (“Ibcom”). During the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we sold products for $2,112,781, $0, $2,772,320 and $0 respectively, to Ibcom. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Ibcom. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

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

1.

a fixed cash deposit of $705,641 (HK$5,504,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL, a security interest on a residential property located in Hong Kong owned by City, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

2.

a fixed cash deposit of $1,382,733 (HK$10,785,318), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from BEA;

3.	an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank;

4.	a security interest on residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from Fubon.

The summary of banking facilities at June 30, 2010 is as follows:

				Not Utilized
	Granted facilities		Utilized facilities	Facilities

Lines of credit and loan facilities
Factoring Loan	$8,846,154		$4,948,821	3,897,333
Import/Export Loan	8,205,128		7,696,723	508,405

	17,051,282		12,645,544	4,405,738

Term Loan - short term	69,979	(a)	69,979	—
Instalment/Term Loan - long term	2,908,795	(b)	2,908,795	—
Overdraft	602,564	(c)	571,408	31,156
Letter of Guarantee	384,615	(d)	384,615	—

	$21,017,236		$16,580,341	$4,436,895

(a)	Loan repayment within one year, including on other current liabilities
(b)	Per summary of Note (9)
(c)	Including on cash and cash equivalents
(d)	Guarantee granted to supplier

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2010, amounts borrowed by the Company under the revolving lines of credit described above are repayable within a period of three (3) months of drawdown. Other loan facilities repayable are referred to in Note 9 – Long Term Debt.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	Long Term Debt

Long Term Debt consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2010 and December 31, 2009) to DBS Bank. The monthly installments are approximately $9,925 including interest through 2010 without any balloon payment Requirements	$1,534,891	$1,572,720

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2010 and December 31, 2009) to DBS Bank payable in monthly installments of $3,782 including interest through 2010 without any balloon payment requirements	48,244	69,949

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2010 and December 31, 2009) to DBS Bank payable in monthly installments of $5,240 including interest through 2010 without any balloon payment requirements	697,455	719,156

Term loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at June 30, 2010 and December 31, 2009) to BEA Bank payable in monthly installments of $15,758 including interest through 2010 without any balloon payment requirements	628,205	705,128

	2,908,795	3,066,953

Less: current maturities	(319,530)	(318,972)

	$2,589,265	$2,747,981

An analysis of long-term debt as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

Current portion	$319,530	$318,972

After 1 year, but within 2 years	564,085	586,013
After 2 years, but within 5 years	433,708	508,050
After 5 years	1,591,472	1,653,918

	2,589,265	2,747,981

	$2,908,795	$3,066,953

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Cash Flow Information

Cash paid during the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended
	June 30, 2010	June 30, 2009
		(Restated)

Interest paid	$205,869	$282,810

Income tax paid	$28,337	$—

Non-Cash Activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$122,213	$32,788

Income tax provision	$384,271	$397,436

NOTE 11.	Fair Value of Financial Instruments

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

The three hierarchy levels are defined as follows:

Level 1 -	Quoted prices in active markets those are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	2,986,215	—	—	2,986,215
Restricted cash	2,088,374	—	—	2,088,374

Total assets	$5,074,589	$—	$—	$5,074,589

NOTE 12.	Derivative instruments

As of June 30, 2010, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements have been matured before April 1, 2010.

NOTE 13.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2010 through august 15, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

None

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

          Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components. In addition to Samsung-branded products, Aristo sells Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond branded products.

          As of June 30, 2010, ACL had more than 150 active customers in Hong Kong and Southern China.

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

          Net sales for the three months ended June 30, 2010 (“second quarter of 2010”) were $89,532,290, 18.1% greater than net sales for the three months ended June 30, 2009. This increase in net sales was mainly due to increase of sales volume to the PRC market.

          The gross profit for the second quarter of 2010 was $1,931,270, decreased by 24.6% over the gross profit for the comparable period of the prior fiscal year. The gross profit margin for the second quarter of 2010 was 2.2%, compared to 3.4% for the corresponding quarter in 2009. The decrease in gross profit and gross profit margin were mainly due to decrease in average selling prices. As the memory production volume increases, and the economy status of United States and Europe have not yet recovered, most excess supplies were pushed to the China market causing the selling price to decrease. During the second quarter of 2010, we experienced decreased gross profit as a consequence of higher cost of sales as the market saturated. As supply continued to increase throughout 2010 to the point of market saturation, marginal costs increased resulting in increased cost of sales and corresponding reduction in gross profit margin.

          The Company has enhanced and optimized its internal controls to minimize unnecessary costs. The Company recorded a decrease in operating expenses of 9.3% and a decrease of 4.5% of interest expense compare to the corresponding quarter in 2009.

          We expect that the global market demand and average selling price will slowly pick up in the third quarter of 2010 as a result of market recovery. However, we cannot give assurance that this will occur.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.8% for the three months ended June 30, 2010 and approximately 96.6% for the three months ended June 30, 2009.

Operating expenses

          Our operating expenses for the three months ended June 30, 2010 and 2009 were comprised of sales and marketing and general and administrative expenses only.

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

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009 (Restated)	June 30, 2010	June 30, 2009 (Restated)

Net sales	$89,532,290	$75,827,062	$188,543,352	$138,327,201

Cost of sales	87,601,020	73,273,593	183,785,478	132,915,773

Gross profit	1,931,270	2,553,469	4,757,874	5,411,428

Operating expenses
Selling	28,586	36,256	53,388	58,434
General and administrative	1,122,719	1,232,737	2,180,589	2,522,190

Income from operations	779,965	1,284,476	2,523,897	2,830,804

Other income (expenses)	(57,865)	(20,926)	(104,755)	(114,013)

Income before income taxes provision	722,100	1,263,550	2,419,142	2,716,791

Income taxes provision	128,205	179,487	384,271	397,436

Net Income	$593,895	$1,084,063	$2,034,871	$2,319,355

Earnings per share - basic and diluted	$0.02	$0.04	$0.07	$0.08

Unaudited Comparisons for Three and Six Months ended June 30, 2010 to the Three and Six Months Ended June 30, 2009

Net Sales

          The following table presents our net sales for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$89,532,290	$75,827,062	18.1%	$188,543,352	$138,327,201	36.3%

          Net sales increased by $13,705,228 or 18.1%, from $75,827,062 for the three months ended June 30, 2009 to $89,532,290 in the three months ended June 30, 2010. For the six months ended June 30, 2010 net sales increased by $50,216,151 or 36.3%, from $138,327,201in the six months ended June 30, 2009 to $188,543,352. This increase in net sales was mainly due to increase of sales volume to the PRC market.

Cost of sales

          The following table presents our cost of sales for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$87,601,020	$73,273,593	19.6%	$183,785,478	$132,915,773	38.3%

          Cost of sales increased by $14,327,609, or 19.6%, from $73,273,593 for the three months ended June 30, 2009 to $87,601,020 for the three months ended June 30, 2010. For the six months ended June 30, 2010, cost of sales increased by $50,869,705 or 38.3% as compared to the six months ended June 30, 2009. The increase was mainly due to increase of sales volume and higher cost of sales.

Gross Profit

The following table presents our gross profit for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$1,931,270	$2,553,469	-24.4%	$4,757,874	$5,411,428	-12.1%

          Gross profit decreased by $622,199, or 24.4%, from $2,553,469 for the three months ended June 30, 2009 to $1,931,270 for the three months ended June 30, 2010. For the six months ended June 30, 2010, gross profit decreased by $653,554 or 12.1% from $5,411,428 for the six months ended June 30, 2009 to $4,757,874. The decrease in gross profit was mainly due to decrease in average selling prices as the market is saturating.

Sales and Marketing

          The following table presents the sales and marketing expenses for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$28,586	$36,256	-21.2%	$53,388	$58,434	-8.6%

For the three months ended June 30, 2010, sales and marketing expenses decreased $7,670, or 21.2%, as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, sales and marketing expenses decreased by $5,046 or 8.6%, from $58,434 for the six months ended June 30, 2009 to $53,388. Such decrease was directly attributable to the decrease of transportation and insurance charges. Since the profit margin is relatively low, in order to maximize the Company’s profit, the Company encouraged the customers to self pick up the goods to lower the sales and marketing expenses.

General and Administrative

          The following table presents the general and administrative expenses for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$1,122,719	$1,232,737	-8.9%	$2,180,589	$2,522,190	-13.5%

          For the three months ended June 30, 2010, general and administrative expenses decreased $110,018, or 8.9%, as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, general and administrative expenses decreased $341,601 or 13.5%, from $2,522,190 in the six months ended June 30, 2009 to $2,180,589. The decrease was principally attributable to a decrease in directors’ remuneration, staff salaries and bank charges.

Income from Operations

          The following table presents the income from operations for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$779,965	$1,284,476	-39.3%	$2,523,897	$2,830,804	-10.8%

          Income from operations for the three months ended June 30, 2010 decreased by $504,511, or 39.3%, from $1,284,476 for the three months ended June 30, 2009 to $779,965 in the three months ended June 30, 2010. For the six months ended June 30, 2010 decreased by $306,907 or 10.8%, income from operations was $2,523,897 for the six month ended June 30, 2010 compare to $2,830,804 for the six months ended June 30, 2009. Such decrease was mainly due to an increase in cost of sales offset by a decrease of general and administrative expenses.

Interest Income

          The following table presents the interest income for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$192	$2,312	-91.7%	$285	$31,022	-99.1%

          For the three months ended June 30, 2010, interest income decreased $2,120, or 91.7%, as compared to the three months ended June 30, 2009. For the six months ended June, 2010, increase income decrease $30,737, or 99.1%, as compared to the six months ended June 30, 2009. The decrease was due to bank interest refunded by customers during the period in 2009.

Interest Expense

          The following table presents the interest expense for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$110,705	$115,918	-4.5%	$205,869	$282,810	-27.2%

          For the three months ended June 30, 2010, interest expense decreased by $5,213 or 4.5%, from $115,918 in the three months ended June 30, 2009 to $110,705 in the three months ended June 30, 2010. For the six months ended June 30, 2010, interest expense decreased by $76,941 or 27.2%, from 282,810 in the six months ended June 30, 2009 to $205,869 in the six months ended June 30, 2010. These decreases were mainly due to a decrease in the use of letters of credit by the Company to obtain goods from suppliers.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$—	$28,372	-100.0%	$15,410	$48,721	-68.4%

For the three months ended June 30, 2010, income on cash flow hedge decreased by $28,372, or 100%, as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, net income on cash flow hedge decreased by $33,311 or 68.4%, as compared to the six months ended June 30, 2009. The decreases were due to the expiration or termination of several currency hedging contracts in the first quarter of 2010 and all foreign currency exchange agreements have been matured before April 1, 2010.

Income Tax Provision

          The following table presents the income tax provision for the three and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$128,205	$179,487	-28.6%	$384,271	$397,436	-3.3%

          Income tax provision decreased by $51,282 or 28.6% from $179,487 for the three months ended June 30, 2009 to $128,205 for the three months ended June 30, 2010. For the six months ended June 30, 2010, income tax provision decreased by $13,165 or 3.3%, as compared to the six months ended June 30, 2009. The decreases were due to a decrease in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of June 30, 2010, we had revolving lines of credit and loan facilities in the aggregate amount of $21,017,236, of which $4,436,895 was available (representing an approximately 24.4% increase in our borrowing lines of credit from December 31, 2009), which was attributable to the increase of factoring loan. In connection therewith, $996,613 of restricted bank deposits were released to the Company. Other detailed disclosures on credit facilities are made in Note 8 and Note 9 of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2010, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

          Our ability to draw down under our various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. Accordingly, on a case by case basis, we may elect to terminate or not renew several of our credit facilities if significant reduction in our available short term borrowings that we do not deem it is commercially reasonable. The Company has obtained a $20 million purchase credit from Samsung. The Company plans to obtain an additional $30 million line of credit from various lenders.

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

Net Cash Used for Operating Activities

          In the six months ended June 30, 2010, net cash used for operating activities was $2,154,110 while in the six months ended June 30, 2009, net cash provided by operating activities was $8,307,445, an increase in cash used of $10,461,555. This increase was primarily due to an increase of accounts receivable and decrease of accounts payable as of June 30, 2010.

Net Cash Used for Investing Activities

          For the six months ended June 30, 2010, net cash used for investing activities was $120,886 while in the six months ended June 30, 2009, net cash provided by investing activities was $77,035, an increase in cash used of $197,921. This increase was primarily due to the decrease of amounts due from Aristo / Mr. Yang net of decrease of restricted cash as of June 30, 2010.

Net Cash Provided by Financing Activities

          In the six months ended June 30, 2010, net cash provided by financing activities was $3,259,407 while in the six months ended June 30, 2009, net cash used for financing activities was $8,581,310 an increase of $11,840,717. This increase was due to an increase in the balance of bank lines of credit and notes payable as of June 30, 2010.

Principles of Consolidation

          The consolidated financial statements of ACL Semiconductors Inc. include the accounts of Atlantic Components Ltd., a Hong Kong subsidiary and Alpha Perform Technology Limited, a BVI subsidiary, and Aristo Technologies Ltd., a Hong Kong company, a variable interest entity deemed to be a subsidiary after consideration of ASC 810-10-05 and 810-10-25 on the fact that the Company is primary beneficiary of Aristo while Aristo relied on the Company to finance its operation; was consider to have de-facto principal and agent relationship; was controlled by the Company through the participation of Mr. Yang, a related party of both the Company and Aristo. All significant inter-company transactions and balances are eliminated in consolidation.

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

Inventory Valuation

          Our policy is to value inventories at the lower of cost or market on a part-by-part basis. In addition, we write down unproven, excess and obsolete inventories to net realizable value. This policy requires us to make a number of estimates and assumptions including market and economic conditions, product lifecycles and forecast demand for our product to value our inventory. To the extent actual results differ from these estimates and assumptions, the balances of reported inventory and cost of products sold will change accordingly.

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

          ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. We implemented this guidance as of January 1, 2010 and made all necessary changes accordingly including but not limited to file amendment for the prior relevant periods to comply with all applicable requirements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

ITEM 4T.	Controls and Procedures

(a) Disclosure Controls and Procedures

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

          Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2010, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officers conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective based on their evaluation as described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: August 19, 2010	By:	/s/Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: August 19, 2010	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer