Form 10-K/A
period 2007-12-31
ACL SEMICONDUCTOR INC
filed 2010-09-07
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 4)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code : 011-852-3666-9939

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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
☐ Yes ☐No

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

          This Amendment No. 4 to ACL Semiconductors, Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2007 is being made principally as a result of the Company’s recent determination on March 23, 2010 that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Chung-Lun Yang, is a variable interest entity under FASB ASC 810-10-25 and is subject to consolidation with the Company. Additional analysis on ASC 810 was included to clarify the reason of Aristo to be classified as a VIE of the Company.

          This Form 10-K/A amends and restates Item 1 of Part I, Item 1A of Part I, Item 7 of Part II, Item 9AT of Part II, Item 10 of Part II, Item 11 of Part II, Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Part IV. This amendment also adds a restatement footnote as Note 16 of the Notes to Consolidated Financial Statements of Part IV. No other information included in the original Form 10-K is amended hereby. Schedules II and III of our audited financial statements were removed pursuant with Regulation S-X Article 12.For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 16, 2008, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

Any reference to “ACL”, the “Company”, “we”, “us”, “our” or the “Registrant” means ACL Semiconductors Inc. and its subsidiaries.

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

          ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2010and made all necessary changes accordingly including but not limited to filing amendments for the prior relevant periods to comply with all applicable requirements.

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2007, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officers conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

(b) Management Report on Internal Control over Financial Reporting

          The Company’s CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

          In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2007, the company’s internal control over financial reporting was not effective based on those criteria.

          Management’s evaluation was retrospective and conducted as of December 31, 2007, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2007 because we have not completed the remediation discussed elsewhere in this below for the fiscal year ended December 31, 2007 due to the following material weaknesses:

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in this amended Form 10-Ks for the year ended 2007 and in amended Form 10-K for year ended 2006 to reflect the disclosure in accordance with ASC 810-10-25.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)

Chung-Lun Yang,	2007	$812,821	—	—	—	—	—	$17,521	$830,342
Chief Executive	2006	$200,000	—	—	—	—	—	$68,280	$268,280
Officer and
Chairman of the
Board

Kenneth Lap Yin	2007	$72,436	—	—	—	—	—	—	$72,436
Chan, Chief	2006	$82,564	—	—	—	—	—	—	$82,564
Financial Officer

(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $17,521 for the year ended December 31, 2007 and $68,280 for the year ended December 31, 2006.

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

CERTAIN RELATED PERSON TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $6,057,488 and $0, respectively. Because the Company’s business is distributing computer components and is heavily dependant on Samsung, Mr. Yang took a loan from the Company and used it to invest in other companies to create new business platforms. These business platforms include manufacturing, research and development, which Mr. Yang believes can help improve the Company’s business in the long term. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company.

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

Transactions Atlantic Storage Devices Limited

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

Transactions Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $2,574,096 and $0 respectively, to Rambo. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Rambo.

Transactions Usmart Electronic Products Limited

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

Transactions Kadatco Co Limited

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

Dated: September 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	September 7, 2010
Officer and Chairman of the
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

/s/ Kun Lin Lee	Chief Financial Officer	September 7, 2010
(Principal Financial and Accounting
Kun Lin Lee	Officer) and Director

/s/ Kenneth Lap Yin Chan	Chief Operating Officer	September 7, 2010
and Director
Kenneth Lap Yin Chan

/s/ Ming Yan Leung	Chief Technology Officer	September 7, 2010
and Director
Ming Yan Leung

/s/ Wun Kin Fong	Director	September 7, 2010

Wun Kin Fong

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
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To: The board of directors and stockholders of

ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of the Company as of December 31, 2007 and the related consolidated statements of income and comprehensive income, consolidated statement of stockholders’ equity and accumulated other comprehensive income and consolidated cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index as of and for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2006 and for the year ended December 31, 2006 were audited by the predecessor principal auditors, whose report was dated April 17, 2007 except for Note 15 dated April 15, 2008, expressed an unqualified opinion on those statements.

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

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMEBR 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

		(Restated)	(Restated)

Net sales		$166,771,606	$105,642,123
Cost of sales		(162,933,656)	(101,544,098)

Gross profit		3,837,950	4,098,025

Selling and distribution costs		(73,508)	(791,367)
General and administrative expenses		(3,066,995)	(2,272,057)

Income from operations		697,447	1,034,601

Other income (expenses):
Rental income		37,179	—
Interest expense		(1,009,010)	(688,693)
Provision for taxation written back		—	150,000
Unrealized gain on marketable securities		404,780	—
Management and service income		33,333	35,256
Net income on cash flow hedge		64,590	—
Interest income		169,055	79,838
Director life insurance policy refund		29,617	—
Exchange differences		34,672	2,114

Miscellaneous:		5,013	703

Income before income taxes provision		466,676	613,819

Income taxes reversal (provision)	8	(187,833)	(163,415)

Net income		$278,843	$450,404

Earnings per share - basic and diluted		$0.01	$0.02

Weighted average number of shares - basic and diluted	9	28,329,936	28,151,004

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

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006

	(Restated)	(Restated)
Cash flows provided by (used for) operating activities:
Net income	$278,843	$450,404
Depreciation and amortization	230,614	78,074
Change in inventory reserve	323,077	100,000
Gain on disposal of equipment	(218)	—
Gain on disposal of marketable securities	(404,780)	—
Fair value of options issued to employees	—	128,122
Issuance of common stocks to consultant as professional fee under share option scheme	—	105,000

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(5,618,543)	(1,492,917)
Accounts receivable – related parties	5,654,608	(5,196,730)
Inventories	(837,977)	(2,265,503)
Refundable deposits	(6,207)	1,000,000
Other current assets	(48,246)	222,363
Other assets	—	6
Accounts payable	7,860,477	513,904
Accrued expenses	(118,268)	41,442
Payable related to debt settlement	—	(76,088)
Income tax payable	(124,214)	(142,614)
Other current liabilities	(33,858)	238,598
Deferred tax	15,471	8,813

Total adjustments	6,891,936	(6,737,530)

Net cash provided by (used for) operating activities	7,170,779	(6,287,126)

Cash flows used for investing activities:
Advanced to Aristo / Mr. Yang	(18,124,066)	—
Advanced from Aristo / Mr. Yang	11,153,115)	1,016,399
Increase in restricted cash	(1,494,480)	(1,939,346)
Increase in restricted marketable securities	(769,231)	—
Cash Proceeds from sales of equipment	385	—
Purchases of property, equipment and improvements	(3,159,760)	(3,833,649)

Net cash used for investing activities	(12,394,037)	(4,756,596)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	4,772,021	7,996,182
Borrowing under long-term debt	801,723	2,000,000
Principal payments under long-term debt	(91,625)	(35,619)
Principal payments under capital lease obligation	(45,291)	(7,154)

Net cash provided by financing activities	5,436,828	9,953,409

Net cash and cash equivalents sourced (used)	213,570	(1,090,313)

Cash and cash equivalents, beginning of year	1,447,486	2,537,799

Cash and cash equivalents, end of year	$1,661,056	$1,447,486

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for various brands such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2007 sales was around 27 million; it was only a small distributor that accommodated special requirements for specific customers.

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

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2010 and made necessary changes accordingly including but not limited to filing amendments for the prior periods to comply with all applicable requirements. ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

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

The summary of banking facilities at December 31, 2007 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$6,794,872		$0	$6,794,872
Import/Export Loan	14,743,589		15,610,487	(866,898)

	$21,538,461		$15,610,487	$5,927,974

Instalment/Term Loan	$2,817,949	(a)	$2,674,479	$143,470
Overdraft	282,051		0	282,051
Letter of Guarantee	384,615	(b)	384,615	0

	$25,023,076		$18,669,581	$6,353,495

(a) Per summary of Note (5)
(b) Guarantee granted to a supplier

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

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2007and 2006 or balance sheet as of December 31, 2007 and 2006. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2004, 2005 and 2006 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2001/2, 2002/3, 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, Hong Kong Corporations Profits Tax Return are subject to Hong Kong Inland Revenue Department examination.

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

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2007 and 2006, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $6,057,488 and $0, respectively. Because the Company’s business is distributing computer components and is heavily dependant on Samsung, Mr. Yang took a loan from the Company and used it to invest in other companies to create new business platforms. These business platforms include manufacturing, research and development, which Mr. Yang believes can help improve the Company’s business in the long term. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company.

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

During each of the years ended December 31, 2007 and 2006, we paid rent of $17,521 and $68,280 respectively for Mr. Yang’s personal residence as fringe benefits to him. All such payments have been recorded as compensation expense in the accompanying financial statements..

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

Transactions Atlantic Storage Devices Limited

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

Transactions Rambo Technologies Limited

Mr. Ben Wong, one of our directors, is a 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. During the years ended December 31, 2007 and 2006, we sold products for $2,574,096 and $0 respectively, to Rambo. As of December 31, 2007 and 2006, there were no outstanding accounts receivables from Rambo.

Transactions Usmart Electronic Products Limited

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

Transactions Kadatco Co Limited

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

The Company is seeking to finalize a loan repayment agreement with Mr. Yang whereby Mr. Yang will repay the outstanding loan at an interest rate of 0.5% and monthly repayment amounts of $95,706 over a period of ten years.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 15.	RESTATEMENT OF CONSILIDATED FINANCIAL STATEMENTS

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

On January 7, 2010, the Company filed the consolidated balance sheets as of December 31, 2007 and 2006, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2007, in Form 10K/A (Amendment No. 2) Part IV Item 15 Page F-1- F-29 with the Securities and Exchange Commission (SEC). The Company determined to re-do the 2007 audit and restate the financial statements in reference to ASC 810-10 Consolidation of Variable Interest and Special-Purpose Entities. The effects of the restatements are shown in the following tables.

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND
THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

Note 16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007 Original	2007 Restated

Cash flows from operating activities
Net income	$436,092	$278,843
Depreciation and amortization	230,614	230,614
Change in inventory reserve	323,077	323,077
Gain on disposal of equipment	(218)	(218)
Gain on disposal of marketable securities	(404,780)	(404,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(5,586,310)	(5,618,544)
Accounts receivable – related parties	(583,297)	5,654,608
Inventories	(553,816)	(837,977)
Refundable deposits	—	(6,207)
Income tax refundable	(49,375)	—
Other current assets	(42,124)	48,246)
Other assets	(6,207)	—
Accounts payable	7,582,962	7,860,477
Accrued expenses	(127,486)	(118,268)
Income tax payable	(74,839)	(124,214)
Other current liabilities	(25,044)	(33,858)
Deferred tax	6,658	15,471

Net cash provided by (used in) operating activities	$1,125,907	$7,170,779

Cash flows from investing activities
Advance to Aristo/Mr. Yang	$(989,461)	$(18,124,066)
Advance from Aristo/Mr. Yang	—	11,153,115
Increase in restricted cash	(1,494,480)	(1,494,480)
Increase in restricted marketable securities	(769,231)	(769,231)
Cash proceeds from sales of equipment	385	385
Purchase of property, plant and equipment	(3,159,760)	(3,159,760)

Net cash used in investing activities	$(6,412,547)	$(12,394,037)

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

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

S-1