Form 10-K/A
period 2008-12-31
ACL SEMICONDUCTOR INC
filed 2010-09-22
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Mark One)	(Amendment No. 3)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________________ to _____________________________

Commission file number: 000-50140

ACL Semiconductors Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 011-852-3666-9939

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                          ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)                                                                                                                                                     ☐Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.                                                                                                                                                                                                  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act).		☐Yes ☑No

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

          This is the Amendment No. 3 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008 dated May 4, 2010 (the “Annual Report”). The purpose of this amendment is to make certain immaterial changes that were not reflected in the as-filed version of the Annual Report. Except for such changes, this amendment does not update, modify, or amend any disclosure set forth in the Annual Report.

          This Form 10-K/A amends and restates Item 1 of Part I, Item 1A of Part I, Item 7 of Part II, Item 9AT of Part II, Item 10 of Part II, Item 11 of Part II, Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Part IV. This amendment also adds a restatement footnote as Note 15 of the Notes to Consolidated Financial Statements of Part IV. No other information included in the previous Form 10-K/A is amended hereby.

          For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of December 31, 2008, the end of the fiscal year covered by the Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

           The Distribution Agreement has a one-year term. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2009.

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

          In addition to Samsung-branded products, Aristo sells brands such as Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo is not an authorized distributor of any of these brands but instead is a trader of a broad range of products and brands in the computer accessories market.

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

          In addition, Samsung has the right to increase the number of distributors of its memory products in Hong Kong and the Southern China markets without consulting us. If Samsung significantly increases the number of authorized distributors of its memory products, competition among Samsung distributors would increase and we may not be able to operate profitably.

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

          Subject to limitations set forth in the Plan, the terms of option agreements will be determined by the Board of Directors or Committee, and need not be uniform among Optionees

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

	Year Ended December 31, (US$)
	2008	2007
	(Restated)	(Restated)

Net sales	$209,556,926	$166,771,606
Cost of sales	(205,388,286)	(162,933,656)

Gross profit	4,168,640	3,837,950

Operating expenses:
Sales and marketing	(82,285)	(73,508)
General and administrative	(3,315,840)	(3,066,995)

Total operating expenses	(3,398,125)	(3,140,503)

Income from operations	770,515	697,447
Other income (expenses)	(977,258)	(230,771)

(Loss) income before income taxes provision	(206,743)	466,676
Income taxes (provision) reversal	33,871	(187,833)

Net (loss) income	$(172,872)	$278,843

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Sales

Year Ended December 31,
2008	2007	% Change

$209,556,926	$166,771,606	25.7%

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2008 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$78,433	$53,333	$25,100	$—	$—
Line of credit and notes payable – short-term	16,447,742	16,447,742	—	—	—
Short term loans	10,016	10,016	—	—	—
Long term loans	2,613,994	209,114	359,232	257,789	1,787,859

Total Contractual Obligations	$19,150,185	$16,720,205	$384,332	$257,789	$1,787,859

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

          ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2010 and made necessary changes accordingly including but not limited to filing amendments for the prior relevant periods to comply with applicable requirements.

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2008, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officers conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

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

          In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2008, the company’s internal control over financial reporting was not effective based on those criteria.

          Management’s evaluation was retrospective and conducted as of December 31, 2008, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2008 because we have not completed the remediation discussed elsewhere in this below for the fiscal year ended December 31, 2008 due to the following material weaknesses:

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in this amended Form 10-Ks for the year ended 2008 and in amended Form 10-K for year ended 2007 to reflect the disclosure in accordance with ASC 810-10-25.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chung-Lun Yang,	2008	$735,026	—	—	—	—	—	—	$735,026
Chief Executive	2007	$812,821	—	—	—	—	—	$17,521	$830,342
Officer and
Chairman of the
Board

Kenneth Lap Yin	2008	$64,615	—	—	—	—	—	—	$64,615
Chan, Chief	2007	$72,435	—	—	—	—	—	—	$72,435
Financial Officer

(1)	Mr. Yang’s other annual compensation includes rent and housing allowance in the amount of $0 for the year ended December 31, 2008 and $17,521 for the year ended December 31, 2007.

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

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement.

4.1(a)	Form of specimen certificate for common stock of the Company incorporated by reference to Exhibit 4.1(a) to the Form 10-K filed April 14, 2004.

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

23.1	Consent of Albert Wong & Co. incorporated by reference to Exhibit 23.1 of the Form 10-K/A filed May 04, 2010.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

By:	/s/ Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Dated: September 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	September 20, 2010
Officer and Chairman of the
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

/s/ Kun Lin Lee	Chief Financial Officer	September 20, 2010
(Principal Financial and Accounting
Kun Lin Lee	Officer) and Director

/s/ Kenneth Lap Yin Chan	Chief Operating Officer	September 20, 2010
and Director
Kenneth Lap Yin Chan

/s/ Ming Yan Leung	Chief Technology Officer	September 20, 2010
and Director
Ming Yan Leung

/s/ Wun Kin Fong	Director	September 20, 2010

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
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To: The board of directors and stockholders of

ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, consolidated statements of stockholders’ equity and accumulated other comprehensive income and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Hong Kong, China	Albert Wong & Co.
September 20, 2010	Certified Public Accountants

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
FOR THE YEARS ENDED DECEMEBR 31, 2008 AND 2007
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

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007

	(Restated)	(Restated)
Cash flows provided by (used for) operating activities:
Net income (loss)	$(172,872)	$278,843
Depreciation and amortization	238,477	230,614
Change in inventory reserve	(190,000)	323,077
Gain on disposal of equipment	—	(218)
Loss (Gain) on disposal of marketable securities	227,781	(404,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,715,435)	(5,618,543)
Accounts receivable – related parties	539	5,654,608
Inventories	289,588	(837,977)
Refundable deposits	(9,656)	(6,207)
Income tax refundable	49,375	—
Other current assets	(436,734)	(48,246)
Other assets	—	—
Accounts payable	4,448,749	7,860,477
Accrued expenses	213,411	(118,268)
Income tax payable	5,588	(124,214)
Other current liabilities	239,501	(33,858)
Deferred tax	(7,128)	15,471

Total adjustments	2,077,798	6,891,936

Net cash provided by (used for) operating activities	2,181,184	7,170,779

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	11,453,796	11,153,115
Advanced to Aristo / Mr. Yang	(13,296,712)	(18,124,066)
Increase in restricted cash	(966,696)	(1,494,480)
Increase in restricted marketable securities	(500,000)	(769,231)
Cash Proceeds from sales of marketable securities and restricted marketable securities	946,229	—
Cash Proceeds from sales of equipment	—	385
Purchases of property, equipment and improvements	(164,565)	(3,159,760)

Net cash used for investing activities	(2,527,948)	(12,394,037)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	837,254	4,772,021
Borrowing under long-term debt	—	801,723
Principal payments under long-term debt	(152,321)	(91,625)
Principal payments under capital lease obligation	(55,762)	(45,291)

Net cash provided by financing activities	629,171	5,436,828

Net cash and cash equivalents sourced (used)	282,407	213,570

Cash and cash equivalents, beginning of year	1,661,056	1,447,486

Cash and cash equivalents, end of year	$1,943,463	$1,661,056

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

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements..

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for various brands such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2008 and 2007 sales were around 20 million and 27 million; it was only a small distributor that accommodated special requirements for specific customers.

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

The summary of banking facilities at December 31, 2008 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$10,897,436		$1,753,562	$9,143,874
Import/Export Loan	16,602,564		14,694,180	1,908,384

	$27,500,000		$16,447,742	$11,052,258

Instalment/Term Loan – Long Term	$2,776,923	(a)	$2,522,158	$254,765
Overdraft	282,051		0	282,051
Letter of Guarantee	384,615	(b)	384,615	0

	$30,943,589		$19,354,515	$11,589,074

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

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2008 and 2007 or balance sheet as of December 31, 2008 and 2007. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2006, 2007 and 2008 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s2002/3, 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, 2008/9 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

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

	Gain Recognized in Income on Derivative(1)
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

On January 7, 2010, the Company filed the consolidated balance sheets as of December 31, 2008 and 2007, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2007 and 2008, in Form 10K/A (Amendment No. 1) Part IV Item 15 Page F-1- F-26 with the Securities and Exchange Commission (SEC). The Company determined to re-do the 2007 and 2008 audit and restate the financial statements. All the changes and related corrections are incurred in accordance with the ASC 250 Accounting Change and Error Correction.

There was a change on applicable accounting principle according to ASC 810-10 Consolidation of Variable Interest and Special-Purpose Entities where Aristo was considered a de facto agent of the Company and the Company is the primary beneficiary of Aristo and get control of Aristo through the related party, Mr. Yang. Therefore, Aristo is a deemed subsidiary and should consolidate with the Company. See Note 2(b) for detail analysis. ASC 810 changes are listed in a separate column below.

There was a change on estimate of the value of the property according to ASC 820-10-35 where the properties in-use reflected the maximum value for the Company. Therefore, the fair value of the Company to obtain the same in-use property should include the valuation of land and building and their related improvements which rendered the assets impairment provision on a temporary market over or under reaction not applicable in this group of real property assets that was fully in-use by the Company. The ASC 820 changes are listed in a separate column below.

The effects of the restatements are shown in the following tables.

CONSOLIDATED BALANCE SHEETS

		December 31,
	2008 Original	ASC 810 changes	ASC 820 changes	2008 Restated

ASSETS
Current assets
Cash and cash equivalents	$1,784,355	159,108		$1,943,463
Restricted cash	5,169,753	—		5,169,753
Accounts receivable, net of allowance for doubtful accounts of $0 for 2008 and 2007	10,230,464	111,989		10,342,453
Accounts receivable, related parties	8,412,729	(6,695,409)		1,717,320
Inventories, net	2,060,195	1,608,373		3,668,568
Restricted marketable securities	500,000	—		500,000
Income tax refundable	—	—		—
Other current assets	30,051	495,867		525,918

Total current assets	$28,187,547	(4,320,072)		$23,867,475
Property, plant and equipment, net	6,007,456	32,051	883,116	6,922,623
Other deposits	392,069	4,831		396,900
Amounts due from Aristo / Mr. Yang	—	7,900,404		7,900,404

TOTAL ASSETS	$34,587,072	3,617,214	883,116	$39,087,402

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	2008 Original	ASC 810 changes	ASC 820 changes	2008 Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,669,779	3,649,170		17,318,949
Accruals	396,755	12,612		409,367
Lines of credit and loan facilities	16,447,742	—		16,447,742
Current portion of long-term debt	160,447	—		160,447
Current portion of capital lease	58,683	—		58,683
Income tax payable	5,588	—		5,588
Due to shareholders for converted pledged collateral	112,385	—		112,385
Other current liabilities	301,076	206,997		508,073

Total current liabilities	$31,152,455	3,868,779		$35,021,234

Long-term liabilities
Long-term debt, less current portion	2,361,711	—		2,361,711
Capital lease, less current portion	43,055	—		43,055
Deferred tax liabilities	—	8,343		8,343

Total long-term liabilities	2,404,766	8,343		2,413,109
Deferred tax	8,343	(8,343)		—

TOTAL LIABILITIES	33,565,564	3,868,779		37,434,343

Commitments and contingencies	$—	—		$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	2008 Original	ASC 810 Changes	ASC 820 Changes	2008 Restated

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,329,936 shares issued and outstanding as of December 31, 2008 and 2007 respectively	$28,330	—		$28,330

Additional paid in capital	3,593,027	—		3,593,027
Amount due (from) to stockholder/director	(39,633)	39,633		—
Accumulated losses	(2,560,216)	(291,198)	883,116	(1,968,298)

	1,021,508	(251,565)	883,116	1,653,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,587,072	3,617,214	883,116	$39,087,402

As a result of restatement of the consolidated balance sheet as of December 31, 2008, total assets increased from $34,587,072 as originally reported, to $39,087,402, an increase of $4,500,330. The increase of total assets was derived from an increase of $159,108 in cash and cash equivalents, an increase of $111,989 in accounts receivable, a decrease of $6,695,409 in accounts receivables from related parties, an increase of $1,608,373 in inventories, an increase of $495,867 in other current assets, an increase of $915,167 in property, plant and equipment, an increase of $4,831 in other deposits, and an increase of $7,900,404 in amounts due from Aristo/Mr. Yang.

The total liabilities increased from $33,565,564 as originally reported, to $37,434,343, an increase of $3,868,779. The increase of total liabilities was derived from an increase of $3,649,170 in accounts payable, an increase of $12,612 in accruals, and an increase of $206,997 in other current liabilities.

The total stockholders’ equity was restated from $1,021,508 as originally reported, to $1,653,059, an increase of $631,551. The increase of total stockholders’ equity was derived from a decrease of $591,918 in accumulated losses, and a reclassification of $39,633 in amount due from stockholder/director from stockholders’ equity.

The total liabilities and stockholders’ equity was restated from $34,587,072 as originally reported, to $39,087,402, an increase of $4,500,330.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	2007 Original	ASC 810 Changes	ASC 820 changes	2007 Restated

ASSETS
Current assets
Cash and cash equivalents	$1,597,674	63,382		$1,661,056
Restricted cash	4,203,057	—		4,203,057
Accounts receivable, net of allowance for doubtful accounts of $0 for 2007 and 2006	7,594,784	32,233		7,627,017
Accounts receivable, related parties	7,955,764	(6,237,905)		1,717,859
Inventories, net	3,483,994	284,161		3,768,155
Restricted marketable securities	769,231	—		769,231
Marketable securities	404,780	—		404,780
Income tax refundable	49,375	—		49,375
Other current assets	83,061	6,122		89,183

Total current assets	$26,141,720	(5,852,007)		$20,289,713
Property, plant and equipment, net	6,933,998	—		6,933,998
Other deposits	387,245	—		387,245
Amounts due from Aristo / Mr. Yang	—	6,057,488		6,057,488

TOTAL ASSETS	$33,462,963	205,481		$33,668,444

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	2007 Original	ASC 810 changes	ASC 820 changes	2007 Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,592,685	277,515		12,870,200
Accruals	186,738	9,218		195,956
Lines of credit and loan facilities	15,610,488	—		15,610,488
Current portion of long-term debt	135,237	—		135,237
Current portion of capital lease	44,991	—		44,991
Due to shareholders for converted pledged collateral	112,385	—		112,385
Other current liabilities	268,573	(1)		268,572

Total current liabilities	$28,951,097	286,732		$29,237,829

Long-term liabilities
Long-term debt, less current portion	2,539,242	—		2,539,242
Capital lease, less current portion	49,971	—		49,971

Total long-term liabilities	2,589,213	—		2,589,213
Deferred tax	15,471	—		15,471

TOTAL LIABILITIES	31,555,781	286,732		31,842,513

Commitments and contingencies	$—	—		$—

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	2007 Original	ASC 810 changes	ASC 820 changes	2007 Restated

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 28,329,936 shares issued and outstanding as of December 31, 2007 and 2006 respectively	$28,330	—		$28,330
Additional paid in capital	3,593,027	—		3,593,027
Amount due (from) to stockholder/director	(75,998)	75,998		—
Accumulated losses	(1,638,177)	(157,249)		(1,795,426)

	$1,907,182	(81,251)		$1,825,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,462,963	205,481		$33,668,444

As a result of restatement of the consolidated balance sheet as of December 31, 2007, total assets increased from $33,462,963 as originally reported, to $33,668,444, an increase of $205,481. The increase of total assets was derived from an increase of $63,382 in cash and cash equivalents, an increase of $32,232 in accounts receivable, a decrease of $6,237,905 in accounts receivables from related parties, an increase of $284,161 in inventories, an increase of $6,122 in other current assets, and an increase of $6,057,488 in amounts due from Aristo/Mr. Yang.

The total liabilities increased from $31,555,781 as originally reported, to $31,842,513, an increase of $286,732. The increase of total liabilities was derived from an increase of $277,515 in accounts payable, an increase of $9,218 in accruals, and a decrease of $1 in other current liabilities.

The total stockholders’ equity was restated from $1,907,182 as originally reported, to $1,825,931, a decrease of $81,251. The increase of total stockholders’ equity was derived from a increase of $157,249 in accumulated losses, and a decrease of $75,998 in amount due from stockholder/director.

The total liabilities and stockholders’ equity was restated from $33,462,963 as originally reported, to $33,668,444, an increase of $205,481.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		December 31,
	2008 Original	ASC 810 Changes	ASC 820 changes	2008 Restated

Net sales	$206,082,770	3,474,156		$209,556,926
Costs of sales	(201,880,793)	(3,507,493)		(205,388,286)

Gross profit	$4,201,977	(33,337)		$4,168,640
Selling and distribution costs	(76,072)	(6,213)		(82,285)
General and administrative expenses	(4,099,249)	(99,707)	883,116	(3,315,840)

Income from operation	$26,656	(139,257)	883,116	$770,515
Other income (expenses)
Rental income	89,231	—		89,231
Loss on disposal of marketable securities	(227,781)	—		(227,781)
Management and service income	23,462	—		23,462
Net income on cash flow hedge	161,288	—		161,288
Exchange differences	(48,677)	—		(48,677)
Interest income	90,706	—		90,706
Interest expenses	(1,073,795)	(3)		(1,073,798)
Miscellaneous	3,000	5,311		8,311

Loss before income taxes	$(955,910)	(133,949)	883,116	$(206,743)
Income taxes	$33,871	—		$33,871

Net loss	$(922,039)	(133,949)	883,116	$(172,872)

Loss per share – basic and diluted	$(0.03)	0.02		$(0.01)

Weighted average number of shares – basic and diluted	28,329,936	—		28,329,936

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

		December 31,
	2007 Original	ASC 810 changes	ASC 820 changes	2007 Restated

Net sales	$160,404,924	6,366,682		$166,771,606
Costs of sales	(156,533,635)	(6,400,021)		(162,933,656)

Gross profit	$3,871,289	(33,339)		$3,837,950
Selling and distribution costs	(69,260)	(4,248)		(73,508)
General and administrative expenses	(2,942,542)	(124,453)		(3,066,995)

Income from operation	$859,487	(162,040)		$697,447
Other income (expenses)
Rental income	37,179	—		37,179
Unrealized gain on disposal of marketable securities	404,780	—		404,780
Management and service income	33,333	—		33,333
Net income on cash flow hedge	64,590	—		64,590
Exchange differences	34,672	—		34,672
Director life insurance policy refund	29,617	—		29,617
Interest income	169,055	—		169,055
Interest expenses	(1,009,006)	(4)		(1,009,010)
Miscellaneous	218	4,795		5,013

Income before income taxes	$623,925	(157,249)		$466,676
Income taxes	(187,833)	—		(187,833)

Net income	$436,092	(157,249)		$278,843

Earnings per share – basic and diluted	$0.02	(0.01)		$0.01

Weighted average number of shares – basic and diluted	28,329,936	—		28,329,936

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.	RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008 Original	ASC 810 changes	ASC 820 changes	2008 Restated

Cash flows from operating activities
Net (loss) income	$(922,039)	(133,949)	883,116	$(172,872)
Depreciation and amortization	238,477	—		238,477
Change in inventory reserve	(190,000)	—		(190,000)
Loss (gain) on disposal of marketable securities	227,782	(1)		227,781
Loss on revaluation of properties	883,116	—	(883,116)	—

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,635,680)	(79,755)		(2,715,435)
Accounts receivable – related parties	(456,965)	457,504		539
Inventories	1,613,799	(1,324,211)		289,588
Refundable deposits	—	(9,656)		(9,656)
Income tax refundable	49,375	—		49,375
Other current assets	53,010	(489,744)		(436,734)
Other assets	(4,824)	4,824		—
Accounts payable	1,077,094	3,371,655		4,448,749
Accrued expenses	210,017	3,394		213,411
Income tax payable	5,588	—		5,588
Other current liabilities	32,503	206,998		239,501
Deferred tax	(7,128)	—		(7,128)

Net cash provided by operating activities	$174,125	2,007,059	—	$2,181,184

Cash flows from investing activities
Advanced from Aristo / Mr. Yang	$36,365	11,417,431		$11,453,796
Advanced to Aristo / Mr. Yang	—	(13,296,712)		(13,296,712)
Increase in restricted cash	(966,696)	—		(966,696)
Increase in restricted marketable securities	(500,000)	—		(500,000)
Cash proceeds from sales of marketable securities
and restricted marketable securities	946,229	—		946,229
Purchase of property, plant and equipment	(132,513)	(32,052)		(164,565)

Net cash used in investing activities	$(616,615)	(1,911,333)		$(2,527,948)

Cash flows from financing activities
Net borrowings on lines of credit and notes payable	$837,254	—		$837,254
Principal payments under long-term debt	(152,321)	—		(152,321)
Principal payments under capital lease obligation	(55,762)	—		(55,762)

Net cash provided by financing activities	$629,171	—		$629,171

Net cash and cash equivalents sourced	186,681	95,726	—	282,407

Cash and cash equivalents–beginning of year	1,597,674	63,382		1,661,056

Cash and cash equivalents–end of year	1,784,355	159,108	—	1,943,463

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.            RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		December 31,
	2008 Original	ASC 810 changes	ASC 820 changes	2008 Restated

Supplementary cash flow information:
Interest paid	$1,073,795	3		$1,073,798
Income tax paid	57,582	—		57,582
Income tax refund	139,289	—		139,289

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$62,538	—		$62,538

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.            RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	2007 Original		ASC 810 changes	ASC 820 changes	2007 Restated

Cash flows from operating activities
Net income		$436,092	(157,249)		$278,843
Depreciation and amortization		230,614	—		230,614
Change in inventory reserve		323,077	—		323,077
Gain on disposal of equipment		(218)	—		(218)
Gain on disposal of marketable securities		(404,780)	—		(404,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other		(5,586,310)	(32,234)		(5,618,544)
Accounts receivable – related parties		(583,297)	6,237,905		5,654,608
Inventories		(553,816)	(284,161)		(837,977)
Refundable deposits		—	(6,207)		(6,207)
Income tax refundable		(49,375)	49,375		—
Other current assets		(42,124)	(6,122)		(48,246)
Other assets		(6,207)	6,207		—
Accounts payable		7,582,962	277,515		7,860,477
Accrued expenses		(127,486)	9,218		(118,268)
Income tax payable		(74,839)	(49,375)		(124,214)
Other current liabilities		(25,044)	(8,814)		(33,858)
Deferred tax		6,658	8,813		15,471

Net cash provided by (used in) operating activities		$1,125,907	6,044,872		$7,170,779

Cash flows from investing activities
Advanced from Aristo / Mr. Yang	$		11,153,115		$11,153,115
Advanced to Aristo / Mr. Yang		(989,461)	(17,134,605)		(18,124,066)
Increase in restricted cash		(1,494,480)	—		(1,494,480)
Increase in restricted marketable securities		(769,231)	—		(769,231)
Cash proceeds from sales of equipment		385	—		385
Purchase of property, plant and equipment		(3,159,760)	—		(3,159,760)

Net cash used in investing activities		$(6,412,547)	(5,981,490)		(12,394,037)

Cash flows from financing activities
Net borrowings on lines of credit and notes payable		$4,772,021	—		$4,772,021
Borrowing under long-term debt		801,723	—		801,723
Principal payments under long-term debt		(91,625)	—		(91,625)
Principal payments under capital lease obligation		(45,291)	—		(45,291)

Net cash provided by financing activities		$5,436,828	—		$5,436,828

Net cash and cash equivalents sourced (used)		$150,188	63,382		$213,570

Cash and cash equivalents–beginning of year		1,447,486	—		1,447,486

Cash and cash equivalents–end of year		$1,597,674	63,382		$1,661,056

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

Note 15.           RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	December 31,
	2007 Original	ASC 810 changes		ASC 820 changes	2007 Restated

Supplementary cash flow information:
Interest paid	$1,009,006		4		$1,009,010
Income tax paid	305,389		—		305,389

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$91,752	4,146			$95,898

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