Form 10-K/A
period 2009-12-31
ACL SEMICONDUCTOR INC
filed 2010-09-22
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K/A
(Amendment No. 2)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________ to ______________________________

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

EXPLANATORY NOTE

          This is the Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 dated April 22, 2010 (the “Annual Report”). The purpose of this amendment is to make certain immaterial changes that were not reflected in the as-filed version of the Annual Report. Except for such changes, this amendment does not update, modify, or amend any disclosure set forth in the Annual Report.

          This Form 10-K/A amends and restates Item 1 of Part I, Item 1A of Part I, Item 7 of Part II, Item 9AT of Part II, Item 13 of Part III, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Part IV. This amendment also adds a restatement footnote as Note 15 of the Notes to Consolidated Financial Statements of Part IV. No other information included in the original previous Form 10-K/A is amended hereby.

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

	Year Ended December 31, (US$)
	2009	2008 (Restated)

Net sales	$304,655,159	$209,556,926
Cost of sales	(296,176,177)	(205,388,286)
Gross profit	8,478,982	4,168,640

Operating expenses:
Sales and marketing	(139,124)	(82,285)
General and administrative	(4,549,182)	(3,315,840)

Total operating expenses	(4,688,306)	(3,398,125)

Income from operations	3,790,676	770,515
Other income (expenses)	(216,803)	(977,258)

Income (loss) before income taxes provision	3,573,873	(206,743)
Income taxes (provision) reversal	(651,390)	33,871

Net income (loss)	$2,922,483	$(172,872)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales

Year Ended December 31,
2009	2008	% Change

$304,655,159	$209,556,926	45.4%

          Sales increased by $95,098,233 or 45.4% from $209,556,926 for the year ended December 31, 2008 to $304,655,159 for the year ended December 31, 2009. The increase was mainly due to increase in demand and prices in memory products market, resulting in a higher turnover when compared to the year ended December 31, 2008.

Cost of Sales

Year Ended December 31,
2009	2008	% Change

$296,176,177	$205,388,286	44.2%

          Cost of sales increased by $90,787,891 or 44.2%, from $205,388,286 for the year ended December 31, 2008 to $296,176,177 for the year ended December 31, 2009. The cost of sales increased in proportion to the increase of net sales and reduction of rebate by Samsung.

Gross Profit

Year Ended December 31,
2009	2008	% Change

$8,478,982	$4,168,640	103.4%

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

Sales and Marketing

Year Ended December 31,
2009	2008	% Change

$139,124	$82,285	69.1%

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

General and Administrative

Year Ended December 31,
2009	2008	% Change

$4,549,182	$3,315,840	37.2%

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

Income from Operations

Year Ended December 31,
2009	2008	% Change

$3,790,676	$770,515	392.0%

          Income from operations was $3,790,676 for the year ended December 31, 2009 compared to $770,515 for the year ended December 31, 2008, an increase of $3,020,161. This increase was mainly due to increase in gross profit and decrease of interest expenses.

Interest Expense

Year Ended December 31,
2009	2008	% Change

$460,329	$1,073,798	-57.1%

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

Loss on Dispositions of Marketable Securities

Year Ended December 31,
2009	2008	% Change

$—	$(227,781)	N/A

          Loss on disposal of marketable securities decreased by $227,781, from $227,781 in the year ended December 31, 2008 to $0 in the year ended December 31, 2009. This decrease was due to no trading of marketable securities during the year 2009.

Net Income on Cash Flow Hedge

Year Ended December 31,
2009	2008	% Change

$78,978	$161,288	-51.0%

          Net income on cash flow hedge decreased by $82,310 from $161,288 in the year ended December 31, 2008 to $78,978 in the year ended December 31, 2009. This decrease was due to the expiration or termination of several currency hedging contracts in 2009.

Interest Income

Year Ended December 31,
2009	2008	% Change

$38,576	$90,706	-57.5%

          Interest income decreased by $52,130 from $90,706 in the year ended December 31, 2008 to $38,576 in the year ended December 31, 2009. This decrease was due to a reduction in interest from restricted cash and lower interest rate.

Income Tax Provision (reversal)

Year Ended December 31,
2009	2008	% Change

$651,390	$(33,871)	2023.1%

          Income tax provision increased by $685,261 from tax credit of $33,871 for the year ended December 31, 2008 to tax provision of $651,390 for the year ended December 31, 2009. This increase was due to an increase in the estimated Hong Kong taxes payable by Atlantic. The effective income tax rate is 18% for 2009 as compared to 0% for 2008.

Net Income

Year Ended December 31,
2009	2008	% Change

$2,922,483	$(172,872)	1790.5%

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

Contractual Obligations

          The following table presents our contractual obligations as of December 31, 2009 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$796,183	$220,362	$168,705	$141,731	$265,385
Line of credit and notes payable – short-term	9,013,813	9,013,813	—	—	—
Short term loans	162,244	162,244	—	—	—
Long term loans	3,522,915	628,817	732,131	508,049	1,653,918

Total Contractual Obligations	$13,495,155	$10,025,236	$900,836	$649,780	$1,919,303

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

New Accounting Pronouncements

          ASC 105, Generally Accepted Accounting Principles (“ASC 105) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

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

          ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligation with credit deterioration, financial information about insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officers conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

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

          In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2009, the company’s internal control over financial reporting was not effective based on those criteria.

          Management’s evaluation was retrospective and conducted as of December 31, 2009, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2009 because we have not completed the remediation discussed elsewhere in this below for the fiscal year ended December 31, 2009 due to the following material weaknesses:

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chung-Lun Yang,	2009	$1,300,000	—	—	—	—	—	—	$1,300,000
Chief Executive	2008	$735,026	—	—	—	—	—	$—	$735,026
Officer and
Chairman of the
Board

Kenneth Lap Yin	2009	$87,051	—	—	—	—	—	—	$87,051
Chan, Chief	2008	$64,615	—	—	—	—	—	—	$64,615
Financial Officer

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

CERTAIN RELATED PERSON TRANSACTIONS

Transactions with Aristo Technologies Limited / Mr. Yang

          As of December 31, 2009 and 2008, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $11,233,839 and $7,900,404 respectively. Because the Company’s business is distributing computer components and is heavily dependant on Samsung, Mr. Yang took a loan from the Company and used it to invest in other companies to create new business platforms. These business platforms include manufacturing, research and development, which Mr. Yang believes can help improve the Company’s business in the long term. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company.

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

10.20	2006 Incentive Equity Stock Plan, incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the Securities and Exchange Commission on April 27, 2006.

14	Code of Business Conduct and Ethics of the Company incorporated by reference to Exhibit 14 to the Form 10-K for the period ended December 31, 2003.

16.1	Letter dated March 19, 2008 from Jeffrey Tsang & Co., incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2010.

23.1	Consent of Albert Wong & Co. incorporated by reference to Exhibit 23.1 to the Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2010.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

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

Wun Kin Fong

ACL Semiconductors Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2009 and December 31, 2008 and
the Years Ended December 31, 2009 and 20078
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
ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, consolidated stockholders’ equity and accumulated other comprehensive income and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008 (RESTATED)

Cash flows from operating activities
Net income (loss)	$2,922,483	$(172,872)
Depreciation and amortization	291,968	238,477
Bad debts	697,803	—
Change in inventory reserve	(26,970)	(190,000)
Issuance of common stocks to consultant as professional fee under share option scheme	66,000	—
Gain on disposal of equipment	(18,946)	—
Loss on disposal of marketable securities	—	227,781

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable – other	(2,789,737)	(2,715,435)
Accounts receivable – related parties	1,717,320	539
Inventories	(2,352,579)	289,588
Other assets	183,365	(9,656)
Income tax refundable	—	49,375
Other current assets	251,566	(436,734)
Accounts payable	6,519,804	4,448,749
Accrued expenses	118,215	213,411
Income tax payable	499,490	5,588
Other current liabilities	(225,598)	239,501
Deferred tax	11,125	(7,128)

Net cash provided by operating activities	$7,865,309	$2,181,184

Cash flows from investing activities
Advanced from Aristo / Mr. Yang	$6,414,900	$11,453,796
Advanced to Aristo / Mr. Yang	(9,748,335)	(13,296,712)
Increase in restricted cash	3,083,249	(966,696)
Increase in restricted marketable securities	500,000	(500,000)
Cash proceeds from sales of marketable securities and restricted marketable securities	—	946,229
Cash proceeds from sales of automobiles	48,077	—
Purchase of property, plant and equipment	(994,124)	(164,565)

Net cash used in investing activities	$(696,233)	$(2,527,948)

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $26,970 for 2009 and increased by $190,000 for 2008. Inventory obsolescence reserves totaled $347,133 and $374,103 as of December 31, 2009 and 2008, respectively.

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

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2010 and made necessary changes accordingly including but not limited to filing amendments for the prior period to comply with all applicable requirements.

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

The summary of banking facilities at December 31, 2009 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$4,487,179		$888,000	$3,599,179
Import/Export Loan	8,205,128		8,125,813	79,315

	$12,692,307		$9,013,813	$3,678,494

Term Loan - short term	$153,953	(a)	$153,953	$0
Instalment/Term Loan	3,066,953	(b)	3,066,953	0
Overdraft	602,564	(c)	308,947	293,617
Letter of Guarantee	384,615	(d)	384,615	0

	$16,900,393		$12,928,281	$3,972,111

(a)	Loan repayment within one year, including on other current liabilities
(b)	Per summary of Note (5)
(c)	Including on cash and cash equivalents
(d)	Guarantee granted to a supplier, no entry make on the book

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

Long-term debts were comprised of the following as of December 31:

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

	3.	a security interest on residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from Fubon.

6.	CAPITAL LEASE OBLIGATIONS

The Company has several non-cancellable capital leases relating to automobiles:

	2009	2008

Current portion	$318,135	$58,683
Non-current portion	146,117	43,055

	$464,252	$101,738

At December 31, the value of automobiles under capital leases as follows:

	2009	2008

Cost	$716,855	$193,514
Less: accumulated depreciation	(106,393)	(51,463)

	$610,462	$142,051

At December 31, the Company had obligations under capital leases repayable as follows:

	2009	2008

Total minimum lease payments
- Within one year	$338,502	$65,055
- After one year but within 5 years	156,078	47,329

	$494,580	$112,384
Interest expenses relating to future periods	(30,328)	(10,646)

Present value of the minimum lease payments	$464,252	$101,738

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

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2009 and 2008 or balance sheet as of December 31, 2009 and 2008. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

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

See Note 13 for related party leases. All leases expire prior to December 31, 2014. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2009. Rent expense for the years ended December 31, 2009 and 2008 totaled $136,017 and $142,985, respectively.

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

•

A target redemption forward currency option agreement between the Company and SCB for the Company to buy US$750,000 from SCB at a lower strike contract rate of 7.75 and an upper strike contract rate of 7.85 at specified dates up to April 29, 2010. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the lower strike contract rate or greater than the upper strike contract rate at specified dates. The gain on this forward contract during the year ended December 31, 2009 was $1,260. Since the target of the agreement has been met, the agreement is matured on January 29, 2010.

The gross notional and fair values of derivative financial instruments in the Consolidated Balance Sheet as of December 31, 2009 were as follows:

	As of December 31, 2009

	Gross Notional (1)	Other current assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities

Derivatives designated as hedging instruments under ASC 815
Cash flow hedges:

Foreign exchange contracts	$1,500,000	$—	$—	$—	$—

Total derivatives not designated as hedging instruments under ASC 815	—	—	—	—	—

Total derivatives	$1,500,000	$—	$—	$—	$—

(1)	Represents the face amounts of contracts that were outstanding as of December 31, 2009.

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

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2009 and 2008, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $11,233,839 and $7,900,404 respectively. Because the Company’s business is distributing computer components and is heavily dependant on Samsung, Mr. Yang took a loan from the Company and used it to invest in other companies to create new business platforms. These business platforms include manufacturing, research and development, which Mr. Yang believes can help improve the Company’s business in the long term. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company.

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

As discussed in Note 9 of the consolidated financial statements, the Company is dependent on one single vendor to supply its inventories. This vendor accounted for the majority of the Company’s purchases for 2009. The Company’s non-exclusive distributorship agreement with this vendor has a one-year term. This agreement has been renewed more than ten times, most recently on March 1, 2009 and expired on February 28, 2010. As of March 1, 2010, this vendor has confirmed the annual renewal of such agreement for one year. The Company has already signed and received the fully executed renewal agreement from Samsung. Termination of such distributorship agreement by this vendor would have a material adverse effect on the operations of the Company.

On June 1, 2010, Mr. Ben Wong resigned as a director of the Company. On the same date, the Company has appointed several new individuals to the board of directors and management. Details please see the 8-K filed by Company on June 14, 2010.

The Company is seeking to finalize a loan repayment agreement with Mr. Yang whereby Mr. Yang will repay the outstanding loan at an interest rate of 0.5% and monthly repayment amounts of $95,706 over a period of ten years.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15.	RESTATEMENTS

On July, 2010, the Company filed the consolidated balance sheets as of December 31, 2009 and 2008, its consolidated statements of income, stockholders’ equity and cash flow for the year ended December 31, 2009 and 2008, in Form 10K/A (Amendment No. 1) Part IV Item 15 Page F-1- F-26 with the Securities and Exchange Commission (SEC). The Company determined to re-do the 2008 audit and restate the financial statements. All the changes and related corrections are incurred in accordance with the ASC 250 Accounting Change and Error Correction.

There was a change on applicable accounting principle according to ASC 810-10 Consolidation of Variable Interest and Special-Purpose Entities where Aristo was considered a de facto agent of the Company and the Company was the primary beneficiary of Aristo and got control of Aristo through the related party, Mr. Yang. Therefore, Aristo was a deemed subsidiary and should consolidate with the Company. See Note 2(b) for detail analysis. ASC 810 changes are listed in a separate column below.

There was a change on estimate of the value of the property according to ASC820-10-35 where the properties in-use reflected the maximum value for the Company. Therefore, the fair value of the Company to obtain the same in-use property should include the valuation of land and building and their related improvements which render the assets impairment provision on a temporary market over or under reaction not applicable in this group of real property assets that is being fully in-use by the Company. The ASC 820 changes are listed in a separate column below.

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

S-2