Form 10-Q
period 2010-09-30
ACL SEMICONDUCTORS, INC
filed 2010-11-15
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑

The Registrant had 28,779,936 shares of common stock outstanding as of November 14, 2010.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Current assets:
Cash and cash equivalents	$515,846	$2,001,805
Restricted cash	2,088,374	2,086,504
Accounts receivable, net of allowance for doubtful accounts of $0 for 2010 and 2009	18,171,103	12,434,386
Inventories, net	3,333,848	6,048,116
Other current assets	128,065	274,351

Total current assets	24,237,236	22,845,162

Property, equipment and improvements, net of accumulated depreciation and amortization	8,196,022	8,179,765

Other deposits	142,598	213,535

Amount due from Mr. Yang	12,229,484	11,233,839

Total Assets	44,805,340	42,472,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)

Current liabilities:
Accounts payable	$22,188,469	$23,838,753
Accrued expenses	339,888	527,582
Lines of credit and loan facilities	11,534,508	9,013,813
Current portion of long-term debt	313,450	318,972
Current portion of capital lease	237,937	318,135
Income tax payable	808,068	505,078
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	21,121	282,475

Total current liabilities	35,555,826	34,917,193

Long-term liabilities
Long-term debts, less current portion	2,516,195	2,747,981
Capital lease, less current portion	88,138	146,117
Deferred tax liabilities	45,504	19,468

Total long-term liabilities	2,649,837	2,913,566

Total Liabilities	38,205,663	37,830,759

Stockholders’ equity:
Common stock - $0.001 par value; 50,000,000 shares authorized; 28,729,936 issued and outstanding as of September 30, 2010 and December 31, 2009 respectively	28,730	28,730
Additional paid in capital	3,658,627	3,658,627
Retained earnings	2,912,320	954,185

Total stockholders’ equity	6,599,677	4,641,542

Total Liabilities and Stockholders’ equity	44,805,340	42,472,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010 (Unaudited)	September 30, 2009 (Restated)	September 30, 2010 (Unaudited)	September 30, 2009 (Restated)

Net sales
Related parties	$128,768	$67,885	$3,689,719	$543,884
Other	102,166,288	75,906,352	287,148,690	213,764,992
Less discounts to customers	—	(806)	—	(8,244)

	102,295,056	75,973,431	290,838,409	214,300,632

Cost of sales	101,344,423	73,559,599	285,129,901	206,475,372

Gross profit	950,633	2,413,832	5,708,508	7,825,260

Operating expenses
Selling	25,521	42,384	78,909	100,818
General and administrative	964,455	1,072,334	3,145,044	3,594,524

(Loss) income from operations	(39,343)	1,299,114	2,484,555	4,129,918

Other income (expenses)
Rental income	30,000	19,744	90,000	64,359
Interest expense	(105,399)	(87,828)	(311,268)	(370,638)
Management and service income	10,885	7,039	30,090	21,219
Net income on cash flow hedge	—	17,724	15,410	66,445
Interest income	569	304	854	31,327
(Loss) profit on disposal of fixed assets	—	(2,404)	(308)	18,946
Exchange differences	(5,486)	(13,191)	(20,443)	(17,036)
Miscellaneous	5,131	384	26,609	13,137

(Loss) income before income taxes provision	(103,643)	1,240,886	2,315,499	3,957,677

Income taxes (reverse) provision	(26,907)	253,954	357,364	651,390

Net (Loss) income	$(76,736)	$986,932	$1,958,135	$3,306,287

Earnings per share - basic and diluted	$—	$0.03	$0.07	$0.12

Weighted average number of shares - basic and diluted	28,729,936	28,729,936	28,729,936	28,729,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
		(Restated)

Cash flows provided by (used for) operating activities:
Net income	$1,958,135	$3,306,287

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	270,426	191,352
Bad debts	—	697,803
Change in inventory reserve	186,877	(258,718)
Loss (Gain) on disposal of fixed assets	308	(18,946)
Issuance of common stocks to consultant as professional fee under share option scheme	—	66,000

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(5,736,717)	2,299,947
Inventories	2,527,390	54,969
Other current assets	146,286	277,541
Other assets	70,937	269,002

Increase (decrease) in liabilities
Accounts payable	(1,650,285)	(3,153,144)
Accrued expenses	(187,694)	236,763
Income tax payable	302,991	640,265
Other current liabilities	(261,354)	1,354,271
Deferred tax	26,036	11,125

Total adjustments	(4,304,799)	2,668,230

Net cash provided by (used for) operating activities	(2,346,664)	5,974,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (CONTINUED)

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	4,486,486	4,796,698
Advanced to Aristo / Mr. Yang	(5,482,132)	(6,037,702)
(Increase) decrease of restricted cash	(1,870)	3,083,251
Investment in restricted marketable securities	—	500,000
Cash proceeds from sale of fixed assets	81,154	48,077
Purchases of fixed assets	(207,471)	(961,722)

Net cash provided by (used for) investing activities	(1,123,833)	1,428,602

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable	2,520,696	(7,557,110)
Borrowing from long-term debt	—	769,231
Principal payments under long-term debt	(237,308)	(145,405)
Principal payments under capital lease obligation	(298,850)	(136,510)

Net cash provided by (used for) financing activities	1,984,538	(7,069,794)

Net increase (decrease) in cash and cash equivalents	(1,485,959)	333,325

Cash and cash equivalents, beginning of period	2,001,805	1,943,463

Cash and cash equivalents, end of period	$515,846	$2,276,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal activities are distribution of electronic components under the “Samsung” brand name which comprise Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash for the Hong Kong Special Administrative Region and People’s Republic of China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2010. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited	Hong Kong	100	$384,615
* Aristo Technologies Limited	Hong Kong	100	$1,282

* Note: Deemed variable interest entity

Variable Interest Entities

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

ASC 810-05-08A specifies the two characteristics of a controlling financial interest in a variable interest entity (“VIE”): (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is the primary beneficiary of Aristo Technologies Limited (“Aristo”) because the Company can direct the activities of Aristo through the common director and major shareholder. Also, the Company extended substantial accounts receivable to Aristo and created an obligation to absorb loss if Aristo failed. Moreover, ASC 810-25-42 & 43 provides guidance on related parties treatment of VIE and specifies the relationship of de-facto agent and principal. This guidance will help to determine whether the Company will consolidate Aristo.

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for various brands such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2009 and 2008 sales were around 30 million and 20 million; it was only a small distributor that accommodated special requirements for specific customers.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the third quarter of 2010 were $1,392,061 with accounts receivable of $12,156,443 as of September 30, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009. For fiscal year 2008, sales to Aristo were $9,076,034 with accounts receivable of $6,695,409 as of December 31, 2008.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $186,877 during the first nine months of 2010 and decreased by $258,718 for the same period of 2009. Inventory obsolescence reserves totaled $160,256 as of September 30, 2010 and $347,133 as of December 31, 2009.

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

The Company did not have any interest and penalty recognized in the income statements for the period ended September 30, 2010 and September 30, 2009 or balance sheet as of September 30, 2010 and December 31, 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008 and 2009 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $4,642 and $4,908 as of September 30, 2010 and 2009 respectively.

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

ASC 855 “Subsequent Events” codified SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated. In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855).” The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company’s consolidated financial statements.

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

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. The Company has adopted ASC 810-10-30 & 10-65 and filed all necessary amendments to comply with ASC 810-10-30 & 10-65.

In 2010, the FASB issued ASC Update (“ASU”) No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

In 2010, the FASB issued ASC Update (“ASU”) No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.	Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Finished goods	$3,494,104	$6,395,249

Less allowance for excess and obsolete inventory	(160,256)	(347,133)

Inventories, net	$3,333,848	$6,048,116

The following is a summary of the change in the Company’s inventory valuation allowance:

	September 30, 2010	December 31, 2009

Inventory valuation allowance, beginning of the period	$347,133	$374,103

Obsolete inventory scrapped	(238,158)	—

Obsolete inventory sold	(49,919)	(283,357)

Additional inventory provision	101,200	256,387

Inventory valuation allowance, end of the period	$160,256	$347,133

NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land and Buildings	$7,663,340	$7,663,340
Furniture and fixtures	29,454	13,273
Office equipment	190,206	168,181
Leasehold improvements	314,616	218,462
Automobiles	591,028	449,713
Machinery	499,614	499,614

Total property and equipment	9,288,258	9,012,583

Less accumulated depreciation and amortization	(1,092,236)	(832,818)

Property and equipment, net	8,196,022	8,179,765

Depreciation and amortization expense totaled $115,589 and $49,333 for the three months ended September 30, 2010 and 2009, respectively, and $270,426 and $191,352 for the nine months ended September 30, 2010 and 2009, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.	Property and Equipment, net (Continued)

Automobiles and machinery include the following amounts under capital leases:

	September 30, 2010	December 31, 2009

Cost	$813,272	$716,855

Less accumulated depreciation	(131,460)	(106,393)

Total	681,812	610,462

NOTE 5.	Capital Lease Obligation

The Company leases automobiles and machinery under seven capital leases that expire between January 2011 and August 2013. Aggregate future obligations under the capital leases in effect as of September 30, 2010 are as follows:

Capital Lease

Year ending September 30,
2010	255,917
2011	55,955
2012	39,259

Total minimum lease obligations	351,131

Less amounts representing interest	(25,056)

Present value of future minimum lease payments	326,075

Less current portion of capital lease obligation	(237,937)

Capital lease obligation, less current portion	88,138

Interest expense related to capital leases totaled $6,350, $6,351, $21,322 and $10,161 for the three months ended September 30, 2010 and 2009, and for nine months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, there were no options outstanding under the Plan.

NOTE 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of September 30, 2010 and December 31, 2009, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $12,229,484 and $11,233,839, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

For the three months ended September 30, 2010 and 2009, we recorded compensation to Mr. Yang of $50,000 and $350,000 respectively, and paid $50,000 and $350,000 respectively to Mr. Yang as compensation to him.

For the nine months ended September 30, 2010 and 2009, we recorded compensation to Mr. Yang of $656,667 and $1,250,000 respectively, and paid $656,667 and $1,250,000 respectively to Mr. Yang as compensation to him.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Related Party Transactions (Continued)

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $3,270 to Solution during the three months ended September 30, 2010 and 2009, respectively, and $9,810 for the nine months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we purchased inventories of $0, $0, $43,213 and $0 respectively from Solution. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2012. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $1,923 to Systematic Information during the three months ended September 30, 2010 and 2009, respectively, and $5,769 for the nine months ended September 30, 2010.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we received a management fee of $2,038, $2,038, $6,114 and $3,397 respectively from Systematic Information. The management fee was charged for back office support for Systematic Information.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $0, $37,440, $767,981 and $158,703 respectively, to Systematic Information. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Systematic Information.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we purchased inventories of $0, $0, $0, and $74,688 respectively from Systematic Information. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $1,990, $0, $7,409 and $0 respectively, to Global. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Global.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Related Party Transactions (Continued)

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we received a management fee of $1923, $1,923, $5,769 and $7,692 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $0, $0, $0 and $19,914 respectively, to Systematic. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $3,519, $15,164, $8,739 and $298,176 respectively, to Atlantic Storage. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Atlantic Storage.

Transactions with Aristo Components Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 1, 2010. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we received a management fee of $0, $3,077, $6,154 and $8,846 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $0, $0, $0 and $12,060 respectively, to Aristo Comp. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Aristo Comp.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we purchased inventories of $0, $41, $0 and $241,366 respectively from Aristo Comp. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Aristo Comp.

Transactions with Rambo Technologies Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 1, 2010. He is a director and 60% shareholder of Rambo Technologies Ltd. (“Rambo”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $0, $15,280, $9,878 and $55,030 respectively, to Rambo. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Rambo. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we purchased inventories of $0, $257,198, $0 and $312,128 respectively, from Rambo. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Rambo. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

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

On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $0, $0, $23,076 and $0 from Usmart during the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $0, $0, $132 and $0 respectively, to Usmart. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Usmart.

During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we purchased inventories of $0, $23,332, $1,743 and $42,475 respectively, from Usmart. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable to Usmart.

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we received a management fee of $3,846, $0, $8,974 and $0 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Kasontech.

Transactions with Ibcom Electronics (HK) Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 1, 2010. He is a director and 50% shareholder of Ibcom Electronics (HK) Limited (“Ibcom”). During the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we sold products for $0, $0, $2,772,320 and $0 respectively, to Ibcom. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts receivables from Ibcom. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

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

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Standard Chartered Bank (Hong Kong) Limited (“Standard Chartered Bank”), as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

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

2.

a fixed cash deposit of $1,382,733 (HK$10,785,318), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from BEA Bank;

3.	an unlimited personal guarantee by Mr. Yang as collateral for loans from Standard Chartered Bank;

4.

a security interest on residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from Fubon Bank (Hong Kong) Limited (“Fubon Bank”).

The summary of banking facilities at September 30, 2010 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$8,076,923		$3,357,240	4,719,683
Import/Export Loan	8,205,128		8,177,268	27,860

	16,282,051		11,534,508	4,747,543

Term Loan - short term	27,991	(a)	27,991	—
Instalment/Term Loan - long term	2,829,645	(b)	2,829,645	—
Overdraft	602,564	(c)	550,830	51,734
Letter of Guarantee	384,615	(d)	384,615	—

	$20,126,867		$15,327,589	$4,799,278

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	Long Term Debt

Long Term Debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2010 and December 31, 2009) to DBS Bank. The monthly installments are approximately $9,925 including interest through 2010 without any balloon payment Requirements	$1,516,096	$1,572,720

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2010 and December 31, 2009) to DBS Bank payable in monthly installments of $3,782 including interest through 2010 without any balloon payment requirements	37,263	69,949

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2010 and December 31, 2009) to DBS Bank payable in monthly installments of $5,240 including interest through 2010 without any balloon payment requirements	686,543	719,156

Term loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at September 30, 2010 and December 31, 2009) to BEA Bank payable in monthly installments of $15,582 including interest through 2010 without any balloon payment requirements	589,743	705,128

	2,829,645	3,066,953

Less: current maturities	(313,450)	(318,972)

	$2,516,195	$2,747,981

An analysis of long-term debt as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009

Current portion	$313,450	$318,972

After 1 year, but within 2 years	562,042	586,013
After 2 years, but within 5 years	397,129	508,050
After 5 years	1,557,024	1,653,918

	2,516,195	2,747,981

	$2,829,645	$3,066,953

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Cash Flow Information

Cash paid during the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended
	September 30, 2010	September 30, 2009
		(Restated)

Interest paid	$311,268	$370,638

Income taxes paid	$28,337	$—

Non-Cash Activities:
Capital lease obligations incurred when capital lease were entered for new automobiles	$160,674	$533,403

Income tax provision	$357,364	$651,390

Compensation received from insurance company related to bad debt under factoring coverage	$—	$719,711

NOTE 11.	Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	515,846	—	—	515,846
Restricted cash	2,088,374	—	—	2,088,374

Total assets	$2,604,220	$—	$—	$2,604,220

NOTE 12.	Derivative instruments

As of September 30, 2010, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements have been matured before April 1, 2010.

NOTE 13.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2010 through November 15, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

None

NOTE 14.	Restatement

The September 30, 2009 unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows have been restated to reflect the changes on December 31, 2009 that we have filed in our Form 10K/A Amendment No. 2 with Securities and Exchange Commission on September 22, 2010. For details, see http://www.sec.gov.

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

          As of September 30, 2010, ACL had more than 150 active customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Many of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Overview

Net sales

          Sales from Samsung are recognized upon the transfer of legal title of the electronic components to the customers. The quantity of memory products the Company sells fluctuates with changes in demand from its customers. The suggested prices set by Samsung that we charged our customers are subject to change by us based on prevailing economic conditions and their impact on the market.

          Net sales for the three months ended September 30, 2010 (“third quarter of 2010”) were $102,295,056, 34.6% greater than net sales for the three months ended September 30, 2009. This increase in net sales was mainly due to increase of sales volume to the PRC market.

          The gross profit for the third quarter of 2010 was $950,633, decreased by 60.6% from the gross profit for the comparable period of the prior fiscal year. The gross profit margin for the third quarter of 2010 was 0.93%, compared to 3.18% for the corresponding quarter in 2009. During the third quarter of 2010, we experienced decreased gross profit as a consequence of lower selling price as the market saturated. As the memory production volume increases, and the economies of the United States and Europe have not yet recovered, most excess supplies were pushed to the China market. While the market saturated and supply continued to increase, there are signs of high inventories level in the market which causes the average selling prices to decrease.

          During the third quarter, we have worked with Samsung to promote its high density NAND Flash (4GB and above) in order to capture a larger market share as well as push the high density products to the mainstream market. This promotion was successful, and has increased our sales volume. However, these sales have lower profit margin.

          The Company has enhanced and optimized its internal controls to minimize unnecessary costs. The Company recorded a decrease in operating expenses of 11.2% compared to the corresponding quarter in 2009.

          We expect that the global market demand and average selling price will be stable in the fourth quarter of 2010 as a result of market saturation.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 99.1% for the three months ended September 30, 2010 and approximately 96.8% for the three months ended September 30, 2009. This 2.3% reduction was due to the promotion of high density NAND flash memory which provided a very low profit margin with high turnover value.

Operating expenses

          Our operating expenses for the three months ended September 30, 2010 and 2009 were comprised of sales and marketing and general and administrative expenses only.

          Sales and marketing expenses consisted primarily of costs associated with advertising and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to increase as a result of increasing legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(Restated)		(Restated)

Net sales	$102,295,056	$75,973,431	$290,838,409	$214,300,632

Cost of sales	101,344,423	73,559,599	285,129,901	206,475,372

Gross profit	950,633	2,413,832	5,708,508	7,825,260

Operating expenses
Selling	25,521	42,384	78,909	100,818
General and administrative	964,455	1,072,334	3,145,044	3,594,524

Income from operations	(39,343)	1,299,114	2,484,555	4,129,918

Other income (expenses)	(64,300)	(58,228)	(169,056)	(172,241)

Income before income taxes provision	(103,643)	1,240,886	2,315,499	3,957,677

Income taxes provision	(26,907)	253,954	357,364	651,390

Net (Loss) income	$(76,736)	$986,932	$1,958,135	$3,306,287

Earnings per share - basic and diluted	$—	$0.03	$0.07	$0.12

Unaudited Comparisons for Three and Nine Months ended September 30, 2010 to the Three and Nine Months Ended September 30, 2009

Net Sales

          The following table presents our net sales for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$102,295,056	$75,973,431	34.6%	$290,838,409	$214,300,632	35.7%

          Net sales increased by $26,321,625 or 34.6%, from $75,973,431 for the three months ended September 30, 2009 to $102,295,056 in the three months ended September 30, 2010. For the nine months ended September 30, 2010 net sales increased by $76,537,777 or 35.7%, from $214,300,632 in the nine months ended September 30, 2009 to $290,838,409. This increase in net sales was mainly due to increase of sales volume to the PRC market.

Cost of sales

          The following table presents our cost of sales for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$101,344,423	$73,559,599	37.8%	$285,129,901	$206,475,372	38.1%

          Cost of sales increased by $27,784,824, or 37.8%, from $73,559,599 for the three months ended September 30, 2009 to $101,344,423 for the three months ended September 30, 2010. For the nine months ended September 30, 2010, cost of sales increased by $78,654,529 or 38.1% as compared to the nine months ended September 30, 2009. The increase was mainly due to increase of sales volume and higher cost of sales.

Gross Profit

          The following table presents our gross profit for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$950,633	$2,413,832	-60.6%	$5,708,508	$7,825,260	-27.1%

          Gross profit decreased by $1,463,199, or 60.6%, from $2,413,832 for the three months ended September 30, 2009 to $950,633 for the three months ended September 30, 2010. For the nine months ended September 30, 2010, gross profit decreased by $2,116,752 or 27.1% from $7,825,260 for the nine months ended September 30, 2009 to $5,708,508. The decrease in gross profit was mainly due to decrease in average selling prices caused by market saturation and high inventories level in the market, and increase in sales of small profit margin product group.

Sales and Marketing Expenses

          The following table presents the sales and marketing expenses for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$25,521	$42,384	-39.8%	$78,909	$100,818	-21.7%

          For the three months ended September 30, 2010, sales and marketing expenses decreased $16,863, or 39.8%, as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, sales and marketing expenses decreased by $21,909 or 21.7%, from $100,818 for the nine months ended September 30, 2009 to $78,909. Such decrease was directly attributable to the decrease of transportation and insurance charges. Since the profit margin is relatively low, in order to maximize the Company’s profit, the Company encouraged the customers to self pick up the goods to lower the sales and marketing expenses.

General and Administrative Expenses

          The following table presents the general and administrative expenses for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$964,455	$1,072,334	-10.1%	$3,145,044	$3,594,524	-12.5%

          For the three months ended September 30, 2010, general and administrative expenses decreased $107,879, or 10.1%, as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, general and administrative expenses decreased $449,480 or 12.5%, from $3,594,524 in the nine months ended September 30, 2009 to $3,145,044. The decrease was principally attributable to an increase of depreciation, rental and professional charges offset by a decrease in directors’ remuneration.

(Loss) Income from Operations

          The following table presents the (loss) income from operations for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$(39,343)	$1,299,114	-103.0%	$2,484,555	$4,129,918	-39.8%

          (Loss) Income from operations for the three months ended September 30, 2010 decreased by $1,338,457, or 103%, from income of $1,299,114 for the three months ended September 30, 2009 to loss of $39,343 in the three months ended September 30, 2010. For the nine months ended September 30, 2010, income from operations decreased by $1,645,363 or 39.8%, from $4,129,918 for the nine months ended September 30, 2009 to $2,484,555 for the nine months ended September 30, 2010. The decrease was mainly due to an increase in cost of sales as a percentage of sales offset by a decrease of general and administrative expenses.

Interest Income

          The following table presents the interest income for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$569	$304	87.2%	$854	$31,327	-97.3%

          For the three months ended September 30, 2010, interest income increased $265, or 87.2%, as compared to the three months ended September 30, 2009. The increase was due to an increase of bank saving interest rate during the period in 2010.

          For the nine months ended September, 2010, interest income decrease $30,473, or 97.3%, as compared to the nine months ended September 30, 2009. The decrease was due to a decrease of bank interest refunded by customers during the period in 2009.

Interest Expense

          The following table presents the interest expense for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$105,399	$87,828	20.0%	$311,268	$370,638	-16.0%

          For the three months ended September 30, 2010, interest expense increased by $17,571 or 20%, from $87,828 in the three months ended September 30, 2009 to $105,399 in the three months ended September 30, 2010. The increase was due to an increase of using bank factoring line during the period in 2010.

          For the nine months ended September 30, 2010, interest expense decreased by $59,370 or 16%, from 370,638 in the nine months ended September 30, 2009 to $311,268 in the nine months ended September 30, 2010. The decrease was mainly due to a decrease of using letters of credit offset by the increase of using the bank factoring line.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$—	$17,724	-100.0%	$15,410	$66,445	-76.8%

          For the three months ended September 30, 2010, income on cash flow hedge decreased by $17,724, or 100%, as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, net income on cash flow hedge decreased by $51,035 or 76.8%, as compared to the nine months ended September 30, 2009. The decreases were due to the expiration or termination of several currency hedging contracts in the first quarter of 2010. All foreign currency exchange agreements were matured before April 1, 2010.

Income Tax Provision

          The following table presents the income tax provision for the three and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$(26,907)	$253,954	-110.6%	$357,364	$651,390	-45.1%

          Income tax provision decreased by $280,861 or 110.6% from provision $253,954 for the three months ended September 30, 2009 to reverse $26,907 for the three months ended September 30, 2010. The decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic as its net income decreases and an adjustment of $58,959 income tax provision for Atlantic during the period in 2010.

          For the nine months ended September 30, 2010, income tax provision decreased by $294,026 or 45.1%, as compared to the nine months ended September 30, 2009. The decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of September 30, 2010, we had revolving lines of credit and loan facilities in the aggregate amount of $20,126,867, of which $4,799,278 was available (approximately 26.2% increase in our borrowing lines of credit from December 31, 2009, which was attributable to the increase of factoring loan). Other detailed disclosures on credit facilities are made in Note 8 and Note 9 of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2010, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

Net Cash Used for Operating Activities

          In the nine months ended September 30, 2010, net cash used for operating activities was $2,346,664 while in the nine months ended September 30, 2009, net cash provided by operating activities was $5,974,517, an increase in cash used of $8,321,181. This increase was primarily due to an increase of accounts receivable and decrease of inventories and accounts payable as of September 30, 2010.

Net Cash Used for Investing Activities

          For the nine months ended September 30, 2010, net cash used for investing activities was $1,123,833 while in the nine months ended September 30, 2009, net cash provided by investing activities was $1,428,602, an increase in cash used of $2,552,435. This increase was primarily due to the decrease of restricted cash and marketable securities as of September 30, 2010.

Net Cash Provided by Financing Activities

          In the nine months ended September 30, 2010, net cash provided by financing activities was $1,984,538 while in the nine months ended September 30, 2009, net cash used for financing activities was $7,069,794, an increase of $9,054,332. This increase was due to an increase in the balance of bank lines of credit and notes payable as of September 30, 2010.

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

          ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. The Company has adopted ASC 810-10-30 & 10-65 and filed all necessary amendments to comply with ASC 810-10-30 & 10-65.

          In 2010, the FASB issued ASC Update (“ASU”) No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

          In 2010, the FASB issued ASC Update (“ASU”) No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	Controls and Procedures

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2010, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officers conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective based on their evaluation as described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 which discloses the following material weaknesses:

          Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 4;

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 in Notes to the Condensed Consolidated Financial Statements (Unaudited) of this Form 10-Q, we determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

          As of September 30, 2010, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ACL SEMICONDUCTORS INC.

Date: November 15, 2010	By:	/s/ Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.