Form 10-K
period 2010-12-31
ACL SEMICONDUCTORS INC
filed 2011-03-31
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $3,174,968 based upon the closing price of $0.50 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2011 was 28,779,936.

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

          On September 8, 2003, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic (“Mr. Yang”), which set forth the terms and conditions of the exchange by Mr. Yang of his common shares of Atlantic, representing all of the issued and outstanding capital stock of Atlantic, in exchange for the issuance by the Company to Mr. Yang and certain financial advisors of an aggregate of twenty five million (25,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company (the “Transaction”). Pursuant to the Exchange Agreement, the Company and Atlantic agreed, inter alia, to elect Mr. Yang and Mr. Ben Wong (“Mr. Wong”) to the board of directors (“Board of Directors”) of the Company upon the closing of the Transaction (the “Closing”), effective as of that date (the “Closing Date”), at which time, all of the Company’s existing directors resigned.

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

          On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings.

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

          Since 1993, Atlantic has diversified its product portfolio to include most of Samsung’s memory products marketed under the “Samsung” brand name which comprise Dynamic Random Access Memory (“DRAM”), Double Data Rate Random Access Memory (“DDR RAM”), Graphic Random Access Memory (“Graphic RAM”), and NAND Flash. Atlantic believes it is one of the largest distributors of Samsung memory products in Hong Kong and Southern China.

          Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo sells Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond branded products. Aristo will provide value-added services to its products and resell it to its customers.

          The Company’s business objective is to build the best memory solutions platform for electronics manufacturers in the region. The Company also aim to i) Provide current market intelligence to Samsung regarding the demand for memory products in the Hong Kong and Southern China markets’ and ii) Secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. The Company works closely with Samsung to provide Samsung with up-to-date market information collected from retail channels and corporate users to assist Samsung in planning their production and allocation schedule in advance. The Company’s business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, the Company maintains and develops a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, the Company has established distribution channels covering retail outlets and major corporate users in the region which allows those retail or ultimate customers a secure stable supply of Samsung’s memory products with competitive prices. The Company is a non-exclusive distributor of Samsung, and enjoys a guaranteed gross profit margin range of approximately 1.5% to 2% of products sold in form of sales rebate payable by Samsung.

          Approximately 80% of the Company’s revenues are derived from sales of Samsung memory products. As of December 31, 2010, pricing for the Samsung memory products ranged from approximately $0.30 to $250 per product depending on the product specifications.

          The Distribution Agreement has a one-year term. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2010 and expired on February 28, 2011. As of March 1, 2011, Samsung has confirmed the annual renewal of such agreement for one year.

Products

          Synchronous Dynamic Random Access Memory (“SDRAMs”), or mobile SDRAM, are the most widely used semiconductor memory component in computer peripherals such as Hard Disk Drives (HDD), Digital Still Camera (DSC), Modems, ADSL Applications, DVD player, Set-top Box (STB), Digital TV, High Definition TV (HDTV) and Portable Multimedia Players (PMP).

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

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although Flash memory is currently used predominantly in mobile phones and tablets, it is commonly used in multi-media digital storage applications for products such as MP3 players, DSC, Digital Voice Recorders, USB Disks, Flash Cards, etc. In addition, mobile handsets, particularly smartphones, and tablets are expected by the Company to create impressive NAND Flash revenue growth in 2011. Samsung is a major supplier in the world of Flash products. Flash Cards such as micro SD cards, SD cards, and CF cards are widely used for digital cameras, mobile phones, portable game consoles, MP3 players, etc. In the third quarter of 2010, Samsung’s NAND Flash revenue was approximately US$2,029 million, representing 39.7% of NAND Flash’s market share.

          Graphic RAM is a special purpose DDR (GDDR1, GDDR2, GDDR3, GDDR4) as graphic products require high-speed 3-dimensional calculation performance and large memory size as data storage buffer for DVD and computer game display. The GDDR4 is currently the fastest graphic memory in volume production.

          LCD panels are a major component in most consumer electronics such as LCD TVs, tablets, smartphones, notebooks, digital phone frames, portable game consoles, etc.

Industry Background

          Memory products are integral to a wide variety of consumer and industrial applications, including; Personal computer systems, workstations and servers, and handheld devices such as notebooks, netbooks, tablets, smartphones, e-Readers, etc. A market trend of increasingly high-throughput applications (including, networking, graphics, multimedia etc) is creating demand for high performance memory products. At present, NAND Flash, DDR2 and SDRAM are the dominant memory products and Samsung is the world’s largest developer and manufacturer of these memory products.

Customers

          As of December 31, 2010, the Company had over 150 customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Other than the Company’s most significant customer who accounted for 53% of the Company’s net sales for the year ended December 31, 2010, no other customer accounted for more than 25% of the Company’s net sales for 2010 and 2009. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

Sales and Marketing

          As of December 31, 2010, the Company employed a total of 14 sales and marketing personnel, each of whom has several years experience in the memory products industry. Eight of these salespeople are stationed in the Company’s headquarters in Hong Kong, and six of them work out of the Company’s China offices. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products.

Market Research

          The Company invests significant resources in market research to provide prompt and accurate market intelligence and feedback on a daily, weekly and monthly basis to Samsung in order to assist Samsung’s production planning and product allocation functions and thus maintains a close business relationship with Samsung.

Suppliers

          As of December 31, 2010, the majority of the Company’s distributed products are Samsung memory products. Since 1993, our procurement operations have been supported by Samsung to ensure there are enough supplies of memory products according to our monthly sales quota, although there is no written long-term distribution agreement in place with Samsung. Samsung allocates quantities of its memory products each year based upon anticipated demand for such products by the customers of Samsung’s various distributors in Hong Kong and the People’s Republic of China. The distributors that are supported by Samsung provide Samsung with their own annual estimates of product demand. In case of unexpected strong demand in the market, exceeding our monthly sales quota, there is no assurance that Samsung will be able to supply sufficient memory products to us or other non-exclusive distributors due to Samsung’s global allocation policy. In the event of such a supply shortage, we anticipate the market prices of memory products will rise and offset any loss of income attributable to our inability to fulfill all of our orders.

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

Competition

          The memory products industry in the Hong Kong and Southern China markets is very competitive. However, as the world’s largest memory products manufacturer, Samsung’s memory products are competitively priced and have an established reputation for product quality and brand name recognition in the retail and PC/Server OEM & Consumer Electronic segments. The Company, as one of the largest distributors of Samsung’s memory products for the Hong Kong and Southern China markets, believes it is in a highly competitive position compared to other US, European, Japanese and Taiwanese memory products manufacturers and distributors.

          Samsung’s principal competitors in the Hong Kong and Southern China markets for memory products include Toshiba, Hynix and other Taiwanese manufacturers such as Nanya, PSC, Promos, ISSI and ESMT. The Company’s principal competitors also include the five other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets. Samsung may, at its sole discretion, increase the number of distributors of its products in Hong Kong and Southern China which would result in increased competition for the Company.

Regulation

          As of December 31, 2010, the Company’s business operations were not subject to the regulations of any jurisdiction other than Hong Kong SAR and the People’s Republic of China. Although the Company is not formally authorized to do business in the People’s Republic of China, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the mainland Chinese authorities with respect to the Company’s pursuit of business growth and opportunities in China.

Employees

          As of December 31, 2010, the Company had 43 employees. Of the 43 employees, 14 employees are in sales and marketing, 16 employees are in administration, 5 employees are in engineering, 8 employees are in customer service and liaison. None of the Company employees are represented by labor unions.

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

          In March 2010, our management concluded that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and restated our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to correct the errors related to accounting for variable interest entities. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, financial condition and results of operations.

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

          We rely ultimately on Samsung to provide us with memory products for distribution to our clients, though, with the consent of Samsung, we can purchase the required memory products from other Samsung distributors. Our relationship with Samsung is primarily maintained through our Chief Executive Officer and Chairman Mr. Yang, who has verbally agreed to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace or retain Samsung on favorable terms.

          Although Samsung has renewed our distribution agreement in the past, no assurances can be given that Samsung will definitely renew the Distribution Agreement or, if renewed, on terms satisfactory to us.

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

          We are dependent on the computer and consumer electronics market as many of the memory products that we distribute are used in PCs or peripheral products. DRAMs are the most widely used semiconductor components in PCs and Flash products are mostly used in the consumer electronics products. In recent years, the growth rate of PCs sold has slowed or declined. If there is a continued reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our memory products built for those markets could decrease, and, as a result, our operations, cash flows and financial condition could be adversely affected. However, the continued growth of consumer electronics markets over the past several years has favorably affected our operations, cash flow and financial condition.

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

          Samsung needs to dedicate significant resources to product design and development to respond to customer demand for the continued diversification of memory products. If Samsung is unable or unwilling to invest sufficient resources to meet the diverse memory needs of customers, we, as a major Samsung memory products distributor may lose market share. In addition, as we diversify our product lines, we may encounter difficulties penetrating certain markets, particularly markets where we do not have existing customers. If we are unable to respond to customer demand for market diversification in a cost-effective manner, the results of our operations may be adversely affected.

          If Samsung’s global allocation process results in Samsung not having sufficient supplies of memory products to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. However, such shortages are infrequent. On the other hand, no assurance can be given that such shortages will not occur in the future.

If Samsung’s manufacturing process is disrupted, the results of our operations, cash flows and financial condition could be adversely affected.

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

We are heavily dependent on our largest supplier, Samsung, and factors affecting Samsung could have a great impact on our business operations.

          Samsung is one of our largest supplier of memory products and therefore any factors that impact Samsung could have a great impact on our business operations. For example, Samsung relies heavily on silicon wafer producers to produce the raw material, silicon wafers, for its products that we distribute, therefore, earthquakes, typhoons or other natural disasters in areas where silicon wafer are produced would Samsung’s supply of silicon wafers, which in turn, would negatively impact our business, financial condition, and operational results.

We are heavily dependent upon the electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

          Our business is heavily dependent on the electronics industry. The majority of our revenue is generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles, which have occurred in the past and are likely to occur in the future. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations.

The memory product industry is highly competitive.

          We face intense competition from a number of companies, some of which are large corporations or conglomerates, that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. To the extent Samsung memory products become less competitive, our ability to effectively compete against distributors of other memory products will diminish.

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

          One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 77.6% of our outstanding Common Stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our stock price has been volatile and may fluctuate in the future.

          There has been significant volatility in the market prices of publicly traded shares in computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to December 31, 2010, the closing price of our Common Stock fluctuated from a per share high of $3.00 to a low of $0.06 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

          We are authorized to issue 50,000,000 shares of Common Stock. As of December 31, 2010, there were 28,779,936 shares of our Common Stock issued and outstanding.

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

          We own an office unit of approximately 4,989 square feet, which is located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, and which was acquired from Classic Electronic Limited, a non-related party, on July 21, 2006. Mr. Ben Wong, one of our directors, who has resigned from his director position with the Company effective since June 11, 2010, is also a director of Classic Electronic Limited. After the date of his resignation, all companies under his personal control were no longer considered related parties.

          We lease a warehouse unit of approximately 873 square feet, from Systematic Information Limited, a non-related party, which is located at B9, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years expiring on August 31, 2012, with monthly rental payments of HK$5,000 (approximately US$641). Mr. Ben Wong, one of our directors, who has resigned from his director position with the Company effective since June 11, 2010, is also a director of Systematic Information Limited. After the date of his resignation, all companies under his personal control were no longer considered related parties.

          We lease a warehouse unit of approximately 968 square feet from Solution Semiconductor (China) Limited (“Solution”), a related party, which is located at B10, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is on a month-to-month basis, with monthly rentals of HK$8,500 (approximately US$1,090). Mr. Yang, our Chief Executive Officer and director, is a director and the sole beneficial owner of the equity interests of Solution.

          We lease a warehouse unit of approximately 1,070 square feet, which is located at B11, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years expiring on June 30, 2011, with monthly rentals of HK$10,000 (approximately US$1,282).

          We lease a warehouse unit of approximately 873 square feet, which is located at B13, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years, expiring May 10, 2012 with monthly lease payments of HK$8,000 (approximately US$1,026).

          We lease an office unit of approximately 2,682.9 square feet, which is located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is for three years expiring on February 23, 2013 with monthly lease payments of RMB20,122 (approximately US$2,719).

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	High	Low
Fiscal Year ended December 31, 2010:
Quarter ended December 31, 2010	$0.53	$0.25
Quarter ended September 30, 2010	$0.70	$0.39
Quarter ended June 30, 2010	$0.60	$0.45
Quarter ended March 31, 2010	$0.70	$0.41

Fiscal Year ended December 31, 2009:
Quarter ended December 31, 2009	$0.96	$0.43
Quarter ended September 30, 2009	$1.01	$0.21
Quarter ended June 30, 2009	$0.24	$0.17
Quarter ended March 31, 2009	$0.28	$0.14

          Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

          As of February 18, 2011, the last reported sale price of our Common Stock, as reported by the OTC Bulletin Board, was $0.55 per share.

          As of March 7, 2011, there were approximately 199 holders of record of our Common Stock.

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

          As of December 31, 2010, there were no options outstanding under the Plan.

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

Overview

          Corporate Background

          We are engaged primarily in the business of distributing memory products under the “Samsung” brand name, specifically DRAM, Graphic RAM and Flash for the Hong Kong and Southern China markets.

          As of December 31, 2010, we had over 150 customers in Hong Kong and Southern China.

          Depending on the product specifications, pricing for the Samsung memory products range from approximately $0.30 to $250. We sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

          For the years ended December 31, 2010 and 2009, the largest 5 customers accounted for 73% and 70% of our net sales, respectively. As of December 31, 2010, we had net current liabilities of $15,205,215 and accumulated earnings of $2,887,446. We generated net sales of $408,762,128 for the year ended December 31, 2010 and recorded a net income of $1,933,261. In addition, during the year ended December 31, 2010, net cash used for operating activities amounted to $39,852, net cash used for investing activities amounted to $2,640,845, net cash provided by financing activities amounted to $2,258,308.

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

          Plan of Operations

          Our business objectives are to i) Provide current market intelligence to Samsung regarding the demand for memory products in the Hong Kong and Southern China markets’ and ii) Secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. Each quarter, we work closely with Samsung to present up-to-date market information collected from retail channels and corporate users to assist Samsung in planning their production and allocation schedule for the following six months. Our business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, we maintain and develop a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, our established distribution channels covering retail outlets and major corporate users in the region allow those retail or ultimate customers a secure stable supply of Samsung’s memory products with competitive prices. We are a non-exclusive distributor of Samsung, and enjoy a guaranteed gross profit margin range of approximately 1.5% to 2% of products sold in form of sales rebate payable by Samsung.

Net sales

          Net sales are recognized upon the transfer of legal title of the electronics components to the customers. The quantity of memory products the Company sells fluctuates with changes in demand from its customers. The suggested prices set by our suppliers that we charged our customers are subject to change by us based on prevailing economic conditions and their impact on the market.

          Net sales for the fiscal year 2010 were $408,762,128, up $104,106,969 from the 2009 fiscal year. This increase in net sales was largely due to renewed demand for consumer electronics, and an associated increase in average semiconductor content within those products. Some residual upward price pressure also persisted following 2009 inventory shortages. The Company’s net sales percentage growth of 34% even exceeded the global semiconductor market’s percentage net sales increase. The growth in net sales also provided higher rebate income from Samsung.

          The Company’s gross profit for the fiscal year 2010 was $7,389,322, representing a decrease of 12.9% from the fiscal year 2009. Gross profit margin for fiscal year 2010 eased to 1.8% from 2.8% in fiscal year 2009. These results are due to increasing costs of sales associated with the Company’s continued focus on the promotion of Samsung’s high density NAND Flash (4GB and above), which has greatly increased our sales volume but lowered profit margin. Income before tax in the fiscal year 2010 was down to $2,322,676 from $3,573,873 in the fiscal year 2009 due to the Company’s reduced gross profits combined with an increase in general and administrative expenses from $4,549,182 in the fiscal year 2009 to $4,754,404 in the fiscal year 2010. This increase in general and administrative costs is mainly derived from the higher rental expense from our head office.

          The Company recorded a net income of $1,933,261 for the fiscal year 2010, down from $2,922,483 in the fiscal year 2009. This decrease was largely due to reduced average selling prices from rebalancing of inventories across the semiconductor market, following the supply shortages in 2009 when selling prices were temporarily higher than normal.

          The Company anticipates significant demand driven revenue growth for NAND Flash in 2011, due largely to the rapidly expanding smartphone and tablet markets. DRAM will also benefit from the growth throughout the consumer electronics markets. Although DRAM average selling prices were relatively low, due to robust inventories in 2010, they are currently recovering following the recent Japan earthquake. Future selling price, and hence future revenue from, DRAM is currently uncertain.

          The Company does not believe the supply of semiconductors from Samsung will be affected by the recent Japan earthquake. Neither does the Company expect that its customers, located in southern China and Hong Kong, will reduce their demand for the products. However, the earthquake has created uncertainty and semiconductor market prices may experience some volatility.

          Supply chain disruption in parts of Japan has created a threat of semiconductor supply shortages. During March this led to increases in the spot market prices of NAND (approximately 5% to 15%) and DRAM (approximately 3% to 7%), although currently contract prices have remained steady. Consumer electronics manufacturers may, however, reduce their demand for semiconductors: Some Japanese firms have suspended their operations; and there is the potential for supply shortages of other components (e.g. LCDs).

          The semiconductor and consumer electronics industries in Japan seem to have avoided severe damage. The degree and duration of the earthquake’s impact on the global semiconductor market is likely to be dependant on the speed of infrastructure repair.

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between our Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 98.2% for the year ended December 31, 2010 and approximately 97.2% for the year ended December 31, 2009.

Operating Expenses

          Our operating expenses for the years ended December 31, 2010 and 2009 were comprised of sales and marketing, general and administrative expenses.

          Selling and marketing expenses consisted primarily of costs associated with transportation and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2011. Sales and marketing costs are expected to fluctuate due to the addition of sales personnel and various marketing activities planned throughout the year.

          Interest expense, including finance charges, relate primarily to our bank borrowings.

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

Revenue Recognition

          The Company derives revenues from resale of computer memory products. The Company recognizes revenue in accordance with the ASC 605 “Revenue Recognition”. Under ASC 605, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

Inventory Valuation

          Our policy is to value inventories at the lower of cost or market on a part-by-part basis. In addition, we write down unproven, excess and obsolete inventories to net realizable value. This policy requires us to make a number of estimates and assumptions including market and economic conditions, product lifecycles and forecast demand for our product to value our inventory. To the extent actual results differ from these estimates and assumptions, the balances of reported inventory and cost of products sold will change accordingly. Since Aristo supplies different generations of computer related products, older generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old generation products carrying on hand for ten years will have no re-sell value. Therefore, these inventories on hand over ten years will be written-off by Aristo immediately.

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

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2010 and 2009 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31, (US$)
	2010	2009

Net sales	$408,762,128	$304,655,159
Cost of sales	(401,372,806)	(296,176,177)
Gross profit	7,389,322	8,478,982

Operating expenses:
Sales and marketing	(113,772)	(139,124)
General and administrative	(4,754,404)	(4,549,182)

Total operating expenses	(4,868,176)	(4,688,306)

Income from operations	2,521,146	3,790,676
Other income (expenses)	(198,470)	(216,803)

Income before income taxes provision	2,322,676	3,573,873
Income taxes provision	(389,415)	(651,390)

Net income	$1,933,261	$2,922,483

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales

Year Ended December 31,
2010	2009	% Change

$408,762,128	$304,655,159	34.2%

          Sales increased by $104,106,969 or 34.2% from $304,655,159 for the year ended December 31, 2009 to $408,762,128 for the year ended December 31, 2010. The increase was mainly due to increase of sales volume to the PRC market, resulting in a higher sales turnover when compared to the year ended December 31, 2009.

Cost of Sales

Year Ended December 31,
2010	2009	% Change

$401,372,806	$296,176,177	35.5%

          Cost of sales increased by $105,196,629 or 35.5%, from $296,176,177 for the year ended December 31, 2009 to $401,372,806 for the year ended December 31, 2010. The increase was mainly due to increase of sales volume and higher cost of sales. The higher cost of sales are to the smaller profit margin on the majority of our products sold in 2010.

Gross Profit

Year Ended December 31,
2010	2009	% Change

$7,389,322	$8,478,982	-12.9%

          Gross profit decreased by $1,089,660 or 12.9% from $8,478,982 for the year ended December 31, 2009 to $7,389,322 for the year ended December 31, 2010. The gross profit percentage decreased to 1.8% of revenue for the year ended December 31, 2010 compared to 2.8% of revenue for the year ended December 31, 2009. The decrease in gross profit was mainly due to a decrease in average selling prices caused by market saturation and high inventory levels in the market, and increased sales of low profit margin products. We expect the gross profit for the year ended December 31, 2011 to remain at approximately the same level as in the year ended December 31, 2010.

Sales and Marketing

Year Ended December 31,
2010	2009	% Change

$113,772	$139,124	-18.2%

          Sales and marketing expenses decreased by $25,352, or 18.2%, from $139,124 for the year ended December 31, 2009 to $113,772 for the year ended December 31, 2010. The decrease was directly attributable to effective controlling of transportation expenses by encouraging customers to collect their goods during the fiscal year 2010. We expect the sales and marketing expenses for the year ended December 31, 2011 to remain at approximately the same level as the year ended December 31, 2010.

General and Administrative

Year Ended December 31,
2010	2009	% Change

$4,754,404	$4,549,182	4.5%

          General and administrative expenses increased by $205,222 or 4.5% from $4,549,182 for the year ended December 31, 2009 to $4,754,404 for the year ended December 31, 2010. This increase was primarily attributable to an increase in the rental expense of our head office during fiscal year 2010. We intend to continue to keep general and administrative expenses for the year ended December 31, 2011 at approximately the same level as the year ended December 31, 2010.

Income from Operations

Year Ended December 31,
2010	2009	% Change

$2,521,146	$3,790,676	-33.5%

          Income from operations was $2,521,146 for the year ended December 31, 2010 compared to $3,790,676 for the year ended December 31, 2009, a decrease of $1,269,530. This decrease was mainly due to a decrease in gross profit and an increase in general and administrative expenses.

Interest Expense

Year Ended December 31,
2010	2009	% Change

$416,846	$460,329	-9.4%

          Interest expense decreased $43,483, or 9.4%, from interest expense of $460,329 in the year ended December 31, 2009, to $416,846 in the year ended December 31, 2010. This decrease was mainly due to a decrease in the use of letters of credit by the Company to obtain goods from suppliers. We expect to keep interest expenses for the year ended December 31, 2011 at approximately the same level as in the year ended December 31, 2010.

Net Income on Cash Flow Hedge

Year Ended December 31,
2010	2009	% Change

$15,410	$78,978	-80.5%

          Net income on cash flow hedge decreased by $63,568 or 80.5%, from $78,978 in the year ended December 31, 2009 to $15,410 in the year ended December 31, 2010. This decrease was due to the expiration or termination of several currency hedging contracts in the first quarter of 2010.

Interest Income

Year Ended December 31,
2010	2009	% Change

$1,280	$38,576	-96.7%

          Interest income decreased by $37,296 or 96.7% from $38,576 in the year ended December 31, 2009 to $1,280 in the year ended December 31, 2010. This decrease was due to a bank interest refund by the customers in fiscal year 2009, no such refund occurred in fiscal year 2010.

Income Tax Provision (reversal)

Year Ended December 31,
2010	2009	% Change

$389,415	$651,390	-40.2%

          Income tax provision decreased by $261,975 or 40.2% from $651,390 for the year ended December 31, 2009 to $389,415 for the year ended December 31, 2010. This decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic. The effective income tax rate is 17% for 2010 as compared to 18% for 2009.

Net Income

Year Ended December 31,
2010	2009	% Change

$1,933,261	$2,922,483	-33.8%

          Our net income decreased by $989,222 from $2,922,483 for the year ended December 31, 2009 compared to income of $1,933,261 for the year ended December 31, 2010. This decrease was mainly due to a decrease in gross profit and an increase in general and administrative expenses.

Liquidity and capital resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of December 31, 2010, the Company had revolving lines of credit and loan facilities in the aggregate amount of $20,841,802, of which $5,224,210 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 7 and 8 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

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

Net Cash used for Operating Activities

          In the year ended December 31, 2010, net cash used for operating activities amounted to $39,852 while net cash provided by operating activities in the year ended December 31, 2009, it amounted to $7,865,309, a decrease of $7,905,161. This decrease was primarily due to a $989,222 decrease in operating income, a $1,760,681 increase of accounts receivable from other, and a $3,444,354 decrease in accounts payable, which was partially offset by a $3,149,536 decrease in inventory.

Net Cash Used for Investing

          In the year ended December 31, 2010, net cash used for investing activities amounted to $2,640,845 while in the year ended December 31, 2009, amounted to $696,233, an increase of $1,944,613. This increase was primarily due to an increase of restricted cash and purchases of automobiles, equipments and fixtures, and amount due from Aristo / Mr. Yang in 2010.

Net Cash Provided by Financing Activities

          In the year ended December 31, 2010, net cash provided by financing activities amounted to $2,258,308 while net cash used for financing activities in the year ended December 31, 2009, amounted to $7,110,735, an increase of $9,369,043. This increase was due to an increase of the Company borrowings on certain bank lines of credit and notes payable and short-term borrowing.

Contractual Obligations

          The following table presents our contractual obligations as of December 31, 2010 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$614,976	$198,299	$151,292	$138,462	$126,923
Capital Leases	279,574	178,659	100,915	—	—
Line of credit and notes payable – short-term	11,153,021	11,153,021	—	—	—
Bank Loans	3,572,572	3,572,572	—	—	—

Total Contractual Obligations	$15,620,143	$15,102,551	$252,207	$138,462	$126,923

Off-Balance Sheet Arrangements

          None.

Related Party Transactions

          We conduct business with several affiliated companies. All of the related party transactions taking place during the reporting periods were conducted during the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non-related customers or purchased from other vendors.

Dependence of Samsung

          We are highly dependent on product supplies from Samsung. If the relationship with Samsung is terminated, we may not be able to continue our business. We have been working on diversifying our product line and seeking new market opportunities.

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

          ASC 810-10-05 to 10-65 “Variable Interest Entity” codified No. 167, Amendments to FASB Interpretation No. 46(R) and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. The Company has adopted ASC 810-10-5 to 10-65 and filed all necessary amendments to comply with ASC 810-10-5 to 10-65.

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

          In 2010, the FASB issued ASC Update (“ASU”) No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2010, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

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

          In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2010, the company’s internal control over financial reporting was not effective based on those criteria.

          Management’s evaluation was retrospective and conducted as of December 31, 2010, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2010 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2010 due to the following material weaknesses:

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

•	Our board of directors had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

	–	no formally documented financial analysis was presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;

	–	an effective whistleblower program had not been established;

	–	there was insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;

	–	there was insufficient oversight of accounting principle implementation;

	–	there was insufficient review of related party transactions; and

	–	there was insufficient review of recording of stock transactions.

•

We did not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors’ oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls;

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

•

We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls, to ensure that appropriate personnel regularly obtain evidence that controls were functioning effectively and that identified control deficiencies were remediated in a timely manner;

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

•	We were unable to assess the effectiveness of our internal control over financial reporting in a timely matter.

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 of the Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

As of December 31, 2010, we had not completed the remediation of any of these material weaknesses.

We are addressing the outstanding material weaknesses described above, as well as our control environment. We also expect to undertake the following remediation efforts:

•	We plan on formalizing quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.

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

•

We have restricted access to all financial modules. In order to mitigate the risks of management or other override, only authorized persons have edit access to each. We will remove or add authorized personnel as appropriate to mitigate the risks of management or other override; and

•	We have re-assigned roles and responsibilities, and intend to continue improving segregation of duties.

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

Changes in Internal Control over Financial Reporting

          During the fourth quarter ended December 31, 2010, we have restricted access to all financial modules. In order to mitigate the risks of management or other override, only certain authorized persons have edit access to financial modules. Other than as just described, there are no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2010, and their biographical information are set forth below:

NAME	AGE	POSITION

Chung-Lun Yang	49	Chairman of the Board of Directors and Chief Executive Officer
Kenneth Lap-Yin Chan	48	Director and Chief Operating Officer
Kun Lin Lee	45	Director and Chief Financial Officer
Ming Yan Leung	42	Chief Technology Officer
Man Sing Lai	42	Director
Ho Man Yeung	55	Director
Wing Sun Leung	47	Director
Hung Ming Joseph Chu	55	Director

          Chung-Lun Yang, Chairman of the Board and Chief Executive Officer. Mr. Yang became a Director on September 30, 2003. Mr. Yang is the founder of Atlantic and has been a director of Atlantic since 1991. Mr. Yang graduated from The Hong Kong Polytechnic University in 1982 with a degree in electronic engineering. From October 1982 until April 1985, he was the sales engineer of Karin Electronics Supplies Ltd. From June 1986 until September 1991, he was Director of Sales (Samsung Components Distribution) of Evertech Holdings Limited, a Hong Kong based company. Mr. Yang has over 15 years of extensive experience in the electronics distribution business. The breadth of Mr. Yang’s sales and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Yang is also a member of The Institution of Electrical Engineers, United Kingdom.

          Kenneth Lap-Yin Chan, Director and Chief Operating Officer. Mr. Chan became a Director and Chief Operating Officer on June 11, 2010. Mr. Chan was previously serving the Company as the Chief Financial Officer since September 30, 2003. Mr. Chan has been with Atlantic since 2001 serving as Financial Controller. From 1998 to 2001, Mr. Chan worked for Standard Chartered Bank. Prior to September 2001, Mr. Chan worked for a number of other banks in Hong Kong, including Dao Heng Bank and Asia Commercial Bank. He has more than 12 years of experience in corporate and commercial finance. Mr. Chan graduated from the University of Toronto in 1986 with a Bachelor’s Degree in Commerce.

          Kun Lin Lee, Director and Chief Financial Officer. Mr. Lee became a Director and Chief Financial Officer on June 11, 2010. Prior to appointment as the Company’s Chief Financial Officer, Mr. Lee held various executive positions, including VP Finance/Business Development at the Company from November, 2009 to May 2010 and Director of Internal Audits, at Sigma Designs Inc and Catalyst Semiconductor from May, 2006 to May, 2007 and April, 2005 to October 2006, respectively where he oversaw its finance, strategy, business development, regulatory compliance and risk management. Mr. Lee started his public accounting career with Arthur Andersen in December, 1997 and later joined BDO Siedman in December, 2004. He later joined an investment banking firm VIA, Inc. servicing semiconductor clients in merger & acquisition, business valuation, and fundraising. Mr. Lee received his B.B.A. degree in Finance from University of Hawaii at Manoa, and his MS from Golden Gate University. In addition, Mr. Lee is a Certified Public Accountant, Certified Information Technology Professional, Certified Financial Forensic Accountant and a graduate of CalCPA Leadership Institute.

          Ming Yan Leung, Chief Technology Officer. Mr. Leung was appointed as our Chief Technology Officer on June 11, 2010. Prior to joining the Company, Mr. Leung was Chief Architect Officer of RV Technology Ltd., where he oversaw various mobile solutions and services for enterprises and end users. In 1997, Mr. Leung ran the banking solution team at the Tech-Trans Group where he led the implementation of SWIFT-related solution for various banking institutes and a mobile workforce system for an electricity supply company. Mr. Leung holds a Masters in Engineering Management from the University of Technology, Sydney, and a Postgraduate degree in Investment Decision Making from Wuhan University of Technology.

          Man Sing Lai, Director. Mr. Lai became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Mr. Lai has been Chief Financial Officer of Mainland Headwear Holdings Limited since 2008, a headwear manufacturer whose shares are publicly traded on the main board of the Hong Kong Stock Exchange. From 2007 to 2008 Mr. Lai was Financial Controller of J.I.C. Technology Company Limited, a LCD manufacturer whose shares are publicly traded on the main board of the Hong Kong Stock Exchange. From 2001 to 2007, Mr. Lai was the Director of Finance at GVG Digital Technology Holdings (HK) Ltd a DVD player manufacturer in China. Mr. Lai graduated with a BSc in Management Science from the London School of Economics in 1990, a Bachelors of Business in 1994 from the University of Southern Queensland in Australia and a Masters in Business Administration in 2007 from the University of Western Sydney in Australia. Mr. Lai is a member of the HKICPA and CPA Australia.

          Ho Man Yeung, Director. Mr. Yeung became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Mr. Yeung has been a Director of Avnet Sunrise Ltd. since 2002. Avnet Sunrise Ltd. is a subsidiary of Avnet, Inc. [NYSE: AVT] a global distributor of electronic components and devices. Mr. Yeung has over twenty-five years of experience in the electronic distribution industry. Mr. Yeung graduated from University of Salford with a BSc in Electronics and earned a Certified Diploma of Accounting at Manchester Polytechnic University.

          Wing Sun Leung, Director. Mr. Leung became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Mr. Leung has been Project Director since April 2010 at German Alternative Investment (Shenzhen) Company Co. Ltd. an investment and advisory services firm. From 2007 to 2009, Mr. Leung was Vice President and Senior Consultant at Shenzhen Everich Industrial Co. Ltd., an importer and exporter of electronics. Prior to that, Mr. Leung was Sales Director at Sigmatel Asia Inc., a distributor of electronic components in China and Hong Kong. Mr. Leung has over twenty years of experience in the electronics distribution industry in the United States, China and Hong Kong. Mr. Leung graduated from the Chinese University of Hong Kong with a BSc in Social Science.

          Dr. Hung Ming Joseph Chu, Director. Dr. Chu became an Independent Director on January 1, 2011. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Dr. Chu is Vice President of Global Business Development at Sydaap Technologies Pvt. Ltd. Previously, from 2008, Mr. Chu was Vice President of Mirics Semiconductor, a developer of silicon and software solutions for analog and digital broadcast reception. From 2005 to 2008, Mr. Chu was Vice President and Director of Business Development at Parlex Corp. [NASDAQ: PRLX] now a subsidiary of Johnson Electric. Mr. Chu has over 25 years of experience in the communication and semiconductor industry, with 18 of those years spent focusing on business development and marketing activities in Asia. Mr. Chu earned an MSc in Engineering from King’s College of the University of London and is a member of the Chartered Management Institute (formerly known as British Institute of Management).

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

Board Meetings

          During the fiscal year ended December 31, 2010, our Board of Directors held 5 meetings. No director who served during the fiscal year ended December 31, 2010 attended fewer than 80% of the meetings of the Board of Directors during that year.

Committees of the Board

          On January 20, 2011, the Board of Directors establishes an Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors, and elected:

(i)	Mr. Man Sing Lai, Mr. Ho Man Yeung and Mr. Wing Sun Leung to serve on the Audit Committee, and Mr. Man Sing Lai to act as the Chairman of the Audit Committee;

(ii)	Mr. Man Sing Lai, Mr. Ho Man Yeung, Mr. Wing Sun Leung and Mr. Hung Ming Joseph Chu to serve on the Nominating Committee, and Mr. Man Sing Lai to act as the Chairman of the Nominating Committee; and

(iii)	Mr. Man Sing Lai, Mr. Ho Man Yeung and Mr. Wing Sun Leung to serve on the Compensation Committee, and Mr. Man Sing Lai to act as the Chairman of the Compensation Committee.

Board Leadership Structure and Risk Oversight Role

          Our Chief Executive Officer also serves as Chairman of our Board of Directors. Our Board of Directors contains 7 Directors, and 4 of the Directors are Independent Directors. We believe that such a leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

          As a matter of regular practice, and as part of its oversight function, our Board of Directors undertakes a review of the significant risks in respect to our business. Such review is supplemented as necessary by outside professionals with expertise in substantive areas germane to our business. With our current governance structure, our Board of Directors and senior executives, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2010 all Reporting Persons complied with all applicable filing requirements.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Summary

          Our approach to executive compensation is influenced by our belief in rewarding people for consistently strong execution and performance. We believe that the ability to attract and retain qualified executive officers and other key employees is essential to our long term success.

          Our plan to obtain and retain highly skilled employees is to provide market competitive salaries and also incentive awards. Our approach is to link individual employee objectives with overall company strategies and results, and to reward executive officers and significant employees for their individual contributions to those strategies and results. We use compensation and performance data from comparable companies in the electronics distribution industry to establish market competitive compensation and performance standards for our employees. Furthermore, we believe that equity awards serve to align the interests of our executives with those of our stockholders. As such, we intend for equity to become a key component of our compensation program.

Named Executive Officers

          The named executive officers for the fiscal year ended December 31, 2010 are: Chung-Lun Yang, our Chief Executive Officer; Kun Lin Lee, our Chief Financial Officer; Kenneth Lap-Yin Chan, our Chief Operating Officer; and Ming Yan Leung, our Chief Technology Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

          The emphasis on the annual bonus opportunity and equity compensation components of the executive compensation program reflect our belief that a large portion of an executive’s compensation should be performance-based. This compensation is performance-based because payment is tied to the achievement of corporate performance goals. To the extent that performance goals are not achieved, executives will receive a lesser amount of total compensation. We have entered into employment agreements with four of our Named Executive Officers. Such employment agreements set forth base salaries, bonuses and stock option grants. Such stock option grants are predicated on our achievement of corporate performance goals as set forth in such agreements.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

Base Salary

          We pay a base salary to certain of the Named Executive Officers. In general, base salaries for the Named Executive Officers are determined by evaluating the responsibilities of the executive’s position, the executive’s experience and the competitiveness of the marketplace. Base salary adjustments are considered and take into account changes in the executive’s responsibilities, the executive’s performance and changes in the competitiveness of the marketplace. We believe that the base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

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

Stock Options

          Stock options constitute performance-based compensation because they have value to the recipient only if the price of our Common Stock increases. We have not granted any stock options to any of our Named Executive Officers and the grant of stock options to Named Executive Officers is not a material factor in making compensation determinations with respect to our Named Executive Officers. However, we have in the past used stock options as incentives for our other employees. Stock options generally vest over time, with obtainment of a corporate goal, or a combination of the two. The grant of stock options is designed to motivate our employees to achieve our short term and long term corporate goals.

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

Tax Implications of Executive Compensation

          Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2010 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2010.

Hedging Policy

          We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

Option Exercises and Stock Vested

          No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2010.

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

Employment Agreements

          We have entered into employment agreements with our Mr. Yang, which sets the base salary as set forth in our summary compensation table.

Executive Officer Compensation

          The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last two fiscal years ended December 31, 2010 and December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chung-Lun Yang,	2010	$443,590	800,000	—	—	—	—	—	$1,243,590

Chairman of the Board and Chief Executive Officer	2009	$200,000	1,100,000	—	—	—	—	—	$1,300,000

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          The following table sets forth the Director compensation for service on the Board of Directors of the Company for the fiscal year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Man Sing Lai	$1,282	—	—	—	—	—	$1,282
Ho Man Yeung	$1,282	—	—	—	—	—	$1,282
Wing Sun Leung	$1,282	—	—	—	—	—	$1,282
Kun Lin Lee	—	—	—	—	—	—	—
Kenneth Lap-Yin Chan	—	—	—	—	—	—	—
Ben Wong	—	—	—	—	—	—	—

          We compensate our independent directors an amount of $1,282 per month for serving on our board of directors, in addition to reimbursement for out of pocket expenses incurred in attending director meetings. We do not compensate our executive directors for serving on the board of directors. Ben Wong has resigned as the Director of the Company and Sales Director of Atlantic on June 11, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2010: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 28,779,936 shares of Common Stock outstanding.

          As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2010. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of	Shares of Common Stock	Percentage of Class

Beneficial Owner	Beneficially Owned	Beneficially Owned(1)

Chung-Lun Yang (2) (3) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	22,343,000	77.6%

Kun Lin Lee (2) (3) 7F, No 16 Huan-her East Road Sec 4, Yuan Ho City, Taipei, Taiwan	50,000	0.2%

Kenneth Lap-Yin Chan (2) (3) Flat B, 8/F., Block 19, South Horizons, Aplei Chau, Hong Kong	0	0.0%

Ming Yan Leung (2) G/F., 11 Ka Fuk Lane, Tuen Mun, New Territories, Hong Kong	0	0.0%

Man Sing Lai (3) Flat B, 23/F., Block 31, Laguna City, Cha Kwo Ling Road, Kwun Tong, Kowloon, Hong Kong	0	0.0%

Ho Man Yeung (3) Block 4, 7/F. Unit B, The Grand Panorama, 10 Robinson Road, Central, Hong Kong	0	0.0%

Wing Sun Leung (3) 5658 Owens Drive, #202, Pleasanton, CA 94588, USA	0	0.0%

Hung Ming Joseph Chu (3) 8D, Block 6, The Sherwood, Tuen Mun, New Territories, Hong Kong	0	0.0%

All Directors and Officers as a Group	22,393,000	77.8%

(1)

Applicable percentage of ownership is based on 28,779,936 shares of Common Stock outstanding as of December 31, 2010, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

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

Transactions with Aristo Technologies Limited / Mr. Yang

          As of December 31, 2010 and 2009, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $13,647,827 and $11,233,839, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

          For the years ended December 31, 2010 and 2009, we recorded compensation to Mr. Yang of $1,243,590 and $1,300,000 respectively, and paid $1,243,590 and $1,300,000 respectively to Mr. Yang as compensation for his services.

Transactions with Solution Semiconductor (China) Limited

          Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077 and $13,077 to Solution during the year ended December 31, 2010 and 2009.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $43,123 and $10,138 respectively from Solution. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Solution.

          Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2012. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692 to Systematic Information during the years ended December 31, 2010 and 2009.

          During the years ended December 31, 2010 and 2009, we received service charges of $8,154 and $5,436 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

          During the years ended December 31, 2010 and 2009, we sold products for $767,981 and $326,578 respectively, to Systematic Information. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Systematic Information.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $0 and $74,688 respectively from Systematic Information. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Systematic Information.

          A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

          Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2010and 2009, we sold products for $8,292 and $1,393 respectively, to Global. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Global.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $2,308 and $0 respectively from Global. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Global.

Transactions with Systematic Semiconductor Limited

          Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2010 and 2009, we received a management fee of $7,692 and $9,615 respectively from Systematic. The management fee was charged for back office support for Systematic.

          During the years ended December 31, 2010 and 2009, we sold products for $0 and $19,914 respectively, to Systematic. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Systematic.

Transactions with Atlantic Storage Devices Limited

          Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2010 and 2009, we sold products for $9,589 and $337,946 respectively, to Atlantic Storage. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Atlantic Storage.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $28,800 and $0 respectively, from Atlantic Storage. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Atlantic Storage.

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

Transactions with Kasontech Electronics Limited

          Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the years ended December 31, 2010 and 2009, we received a management fee of $12,821 and $0 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Kasontech.

Transactions with Aristo Components Limited

          Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. During the years ended December 31, 2010 and 2009, we received a management fee of $12,308 and $11,923 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

          During the years ended December 31, 2010 and 2009, we sold products for $120,282 and $12,060 respectively, to Aristo Comp. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Aristo Comp.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $276 and $241,367 respectively from Aristo Comp. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Aristo Comp.

Transactions with Rambo Technologies Limited

          Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a director and 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. During the years ended December 31, 2010 and 2009, we sold products for $47,408 and $73,219 respectively, to Rambo. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Rambo.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $264,744 and $54,930 respectively, from Rambo. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Rambo.

Transactions with Usmart Electronic Products Limited

          Mr. Ben Wong, resigned from his director position with the Company effective on June 11, 2010. He is a director and sole beneficial owner of the equity interests of Usmart Electronic Products Ltd. (“Usmart”). After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. Prior to April 1, 2010, Mr. Yang, our Chief Executive Officer, was the sole beneficial owner of equity interests in Usmart before transferring these ownership interests to Mr. Ben Wong.

          On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $46,154 and $13,333 from Usmart during the years ended December 31, 2010 and 2009.

          During the years ended December 31, 2010 and 2009, we sold products for $5,316 and $4,837 respectively, to Usmart. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Usmart.

          During the years ended December 31, 2010 and 2009, we purchased inventories of $2,023 and $42,596 respectively, from Usmart. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Usmart.

Transactions with Ibcom Electronics (HK) Limited

          Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a director and 50% shareholder of Ibcom Electronics (HK) Limited (“Ibcom”). After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

          During the years ended December 31, 2010 and 2009, we sold products for $2,194,115 and $0 respectively, to Ibcom. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Ibcom.

Item 14.	Principal Accounting Fees and Services

          The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by JTC Fair Song and Albert Wong & Co. CPA firms during the years ended December 31, 2010 and 2009. JTC Fair Song CPA Firm conducted interim reviews of our quarterly financial statements for the quarter ended March 31, 2009, June 30, 2009 and September 30, 2009. Albert Wong & Co. has re-audited our annual financial statements for the years ended December 31, 2008 and 2007 and audited our annual financial statements for the year ended December 31, 2009 and 2010.

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$58,000	$75,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$58,000	$75,000

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by JTC Fair Song CPA and Albert Wong & Co. CPA firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by Albert Wong & Co. CPA firm includes re-audited fees for auditing our annual financial statements and interim reviews for the fiscal year 2007 to 2010.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2010 or 2009.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2010 or 2009.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2010 or 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

	(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

	(2)	The financial statements listed in the Index are filed a part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

	(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
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

10.21

Compensation Agreement with Kun Lin Lee, Chief Financial Officer executed on February 21, 2011 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 25, 2011.

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

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	March 31, 2011
Officer and Chairman of the
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

/s/ Kun Lin Lee	Chief Financial Officer	March 31, 2011
(Principal Financial and Accounting
Kun Lin Lee	Officer) and Director

/s/ Kenneth Lap Yin Chan	Chief Operating Officer	March 31, 2011
and Director
Kenneth Lap Yin Chan

/s/ Man Sing Lai	Director	March 31, 2011

Man Sing Lai

/s/ Ho Man Yeung	Director	March 31, 2011

Ho Man Yeung

/s/ Hung Ming Joseph Chu	Director	March 31, 2011

Hung Ming Joseph Chu

/s/ Wing Sun Leung	Director	March 31, 2011

Wing Sun Leung

ACL Semiconductors Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2010 and December 31, 2009 and
the Years Ended December 31, 2010 and 2009
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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, consolidated stockholders’ equity and accumulated other comprehensive income and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company does have numerous significant transactions with businesses and affiliates controlled by, and/or with personnel who are related to, the officers and directors of the Company.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
March 28, 2011	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2010	2009

ASSETS
Current assets
Cash and cash equivalents		$1,579,416	$2,001,805
Restricted cash		2,088,374	2,086,504
Accounts receivable, net of allowance for doubtful accounts of $0 for 2010 and 2009		14,195,067	12,434,386
Accounts receivable, related parties		—	—
Inventories, net	3	3,064,567	6,048,116
Restricted marketable securities		—	—
Other current assets		117,233	274,351

Total current assets		$21,044,657	$22,845,162
Property, plant and equipment, net	4	8,227,546	8,179,765
Other deposits		71,564	213,535
Amounts due from Aristo / Mr. Yang		13,647,827	11,233,839

TOTAL ASSETS		$42,991,594	$42,472,301

LIABILITIES
Current liabilities
Accounts payable		$20,394,399	$23,838,753
Accruals		718,416	527,582
Lines of credit and loan facilities	7	11,153,021	9,013,813
Bank loan	8	2,750,024	2,793,953
Current portion of capital lease	5	178,659	318,135
Income tax payable		70,157	505,078
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		872,811	282,475

Total current liabilities		$36,249,872	$37,665,174

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Long-term liabilities
Capital lease, less current portion	5	$100,915	$146,117
Deferred tax liabilities		45,504	19,468

Total long-term liabilities		146,419	165,585

TOTAL LIABILITIES		$36,396,291	$37,830,759

NET ASSETS		$6,595,303	$4,641,542

Commitments and contingencies		$—	$—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2010 and 2009		—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,779,936 and 28,729,936 shares issued and outstanding as of December 31, 2010 and 2009		28,780	28,730
Additional paid in capital		3,679,077	3,658,627
Retained earnings		2,887,446	954,185

TOTAL STOCKHOLDERS’ EQUITY		$6,595,303	$4,641,542

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		2010	2009
	Notes

Net sales		$408,762,128	$304,655,159
Costs of sales		(401,372,806)	(296,176,177)

Gross profit		$7,389,322	$8,478,982
Selling and distribution costs		(113,772)	(139,124)
General and administrative expenses		(4,754,404)	(4,549,182)

Income from operation		$2,521,146	$3,790,676
Other income (expenses)
Rental income		120,000	96,154
Interest expenses		(416,846)	(460,329)
Loss on disposal of marketable securities		—	—
Management and service income		40,974	28,257
Net income on cash flow hedge		15,410	78,978
Interest income		1,280	38,576
Profit on disposals of equipment		39,564	18,946
Exchange differences		(36,135)	(25,217)
Miscellaneous		37,283	7,832

Income before income taxes		$2,322,676	$3,573,873

Income taxes	9	(389,415)	(651,390)

Net income		$1,933,261	$2,922,483

Earnings per share – basic and diluted		$0.07	$0.10

Weighted average number of shares – basic and diluted	10	28,741,854	28,681,717

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Retained earnings/ (accumulated losses)	Total

Balance, January 1, 2009	28,329,936	$28,330	$3,593,027	$(1,968,298)	$1,653,059
Issue of capital	400,000	400	65,600	—	66,000
Net income	—	—	—	2,922,483	2,922,483

Balance, December 31, 2009	28,729,936	$28,730	$3,658,627	$954,185	$4,641,542

Balance, January 1, 2010	28,729,936	$28,730	$3,658,627	$954,185	$4,641,542
Issue of capital	50,000	50	20,450	—	20,500
Net income	—	—	—	1,933,261	1,933,261

Balance, December 31, 2010	28,779,936	$28,780	$3,679,077	$2,887,446	$6,595,303

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009

Cash flows provided by (used for) operating activities:
Net income	$1,933,261	$2,922,483

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	418,611	291,968
Bad debts	—	697,803
Change in inventory reserve	(165,987)	(26,970)
Issuance of common stocks to consultant as:
- professional fee under share option scheme	—	66,000
- professional fee under financial consultant agreement	20,500	—
Gain on disposal of fixed assets	(39,564)	(18,946)

Changes in assets and liabilities:
(Increase) decrease in assets

Accounts receivable – other	(1,760,681)	(2,789,737)
Accounts receivable – related parties	—	1,717,320
Inventories	3,149,536	(2,352,579)
Other current assets	157,118	251,566
Other assets	141,971	183,365
Increase (decrease) in liabilities
Accounts payable	(3,444,354)	6,519,804
Accrued expenses	190,834	118,215
Income tax payable	(434,921)	499,490
Other current liabilities	(232,212)	(225,598)
Deferred tax	26,036	11,125

Net cash provided by (used for) operating activities	$(39,852)	$7,865,309

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	$6,756,897	$6,414,900
Advanced to Aristo / Mr. Yang	(9,170,885)	(9,748,335)
Increase in restricted cash	(1,870)	3,083,249
Increase in restricted marketable securities	—	500,000
Cash proceeds from sales of fixed assets	122,178	48,077
Purchase of fixed assets	(347,165)	(994,124)

Net cash provided by (used for) investing activities	$(2,640,845)	$(696,233)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Cash flows provided by (used for) financing activities:
Net borrowings (repayments) on lines of credit and notes payable	$2,139,208	$(7,433,929)
Principal payments to bank	(390,531)	(392,384)
Borrowing from bank	896,150	937,180
Principal payments under capital lease obligation	(386,519)	(221,602)

Net cash provided by (used for) financing activities	$2,258,308	$(7,110,735)

Net increase (decrease) in cash and cash equivalents	$(422,389)	$58,341
Cash and cash equivalents–beginning of year	2,001,805	1,943,463

Cash and cash equivalents–end of year	$1,579,416	$2,001,805

Supplementary disclosure of cash flow information:
Interest paid	$416,846	$460,329
Income tax paid	798,300	140,775

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were enter for new automobiles and machinery	$201,841	$584,117
Income tax provision	389,415	651,390

Compensation received from insurance company related to bad debt under Factoring coverage	$—	$719,711

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITY

Organization and Basis of Presentation

On September 8, 2003, ACL Semiconductors Inc. (formerly Print Data Corp.) (“Company” or “ACL”) entered into a Share Exchange and Reorganization Agreement with Atlantic Components Ltd. (“Atlantic”), a Hong Kong based company, and Mr. Chung-Lun Yang (“Mr. Yang”), the then sole beneficial stockholder of Atlantic. Under the terms of the agreement, ACL issued 22,380,000 of its shares to Mr. Chung-Lun Yang and 2,620,000 of its shares to certain financial advisors in exchange for 100% of the issued and outstanding shares of Atlantic’s capital stock. The Company recorded an expense of $2,753,620 related to the issuance of 2,620,000 shares of its common stock to these advisors, which was computed based on the quoted market price of $1.05 on September 30, 2003 (the effective date of the merger). This was classified as merger cost in the accompanying consolidated statements of operations for the year ended December 31, 2003.

The share exchange agreement closed and became effective on September 30, 2003. Upon the completion of this transaction, Atlantic became the wholly owned subsidiary of ACL, and Mr. Yang became the owner of approximately 80% of ACL’s issued and outstanding shares of common stock. In addition, ACL’s directors and officers resigned and were replaced by directors and officers from Atlantic. For accounting purposes, the acquisition was accounted for as a reverse-acquisition, whereby Atlantic was deemed to have acquired ACL. Because the acquisition was accounted for as a purchase of ACL, the historical financial statements of Atlantic became the historical financial statements of ACL after this transaction.

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

On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2010. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	100	$0.13
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited (1)	Hong Kong	100	$384,615
Aristo Technologies Limited (2)	Hong Kong	100	$1,282

Note: (1) Wholly owned subsidiary of ACL International Holdings Limited
(2) Deemed variable interest entity

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

Owing to the extent of outstanding large amounts of accounts receivable since 2007 together with the nominal amount of paid-up capital contributed by Mr. Yang when Aristo was formed, it has been determined that Aristo cannot finance its operations without subordinated financial support from ACL and accordingly, ACL is considered to be the de facto principal of Aristo, Aristo is considered to be the de facto subsidiary of the Company, and Mr. Yang is considered to be a related party of both the Company and Aristo.

By virtue of the above analysis, it has been determined that the Company is the primary beneficiary of Aristo.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation (Continued)

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2010 and 2009 sales were around 15 million and 30 million; it was only a small distributor that accommodated special requirements for specific customers.

Aristo supplies different generations of computer related products. Old generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old products carrying on hand for ten years will have no resell value. Therefore, inventories on hand over ten years will be written-off by Aristo immediately.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. The sales to Aristo for fiscal year 2010 were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009. For fiscal year 2008, sales to Aristo were $9,076,034 with accounts receivable of $6,695,409 as of December 31, 2008. For fiscal year 2007, sales to Aristo were $17,165,728 with accounts receivable of $6,237,905 as of December 31, 2007.

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers that the Company cannot obtain from Samsung directly due to supply limitations.

(c)	Use of estimates

The preparation of consolidated financial statements that conform with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

(d)	Economic and political risks

The Company’s operations are conducted in Hong Kong. A large number of customers are located in Southern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

The Company’s operations in Hong Kong and customers in Hong Kong and Southern China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Property, plant and equipment

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increased by $165,987 from $347,133 as of December 31, 2009 to $513,120 as of December 31, 2010. The reserve for obsolescence had been decreased by $26,970 from 2008 to 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Lease assets

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income of the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not have any interest or penalty recognized in the income statements for the period ended December 31, 2010 and December 31, 2009 or the balance sheet, as of December 31, 2010 and December 31, 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009 and 2010 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

(l)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$). The consolidated financial statements are translated into United States dollars from HK$with a ratio of US$1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy.

(m)	Revenue recognition

The Company derives revenues from resale of computer memory products. The Company recognizes revenue in accordance with the ASC 605 “Revenue Recognition”. Under ASC 605, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

(n)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $5,256 and $5,377 for the years ended December 31, 2010 and 2009, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 810-10-5 to 10-65 “Variable Interest Entity” codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. The Company has adopted ASC 810-10-5 to 10-65 and filed all necessary amendments to comply with ASC 810-10-5 to 10-65.

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

In 2010, the FASB issued ASC Update (“ASU”) No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

NOTE 3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2010	December 31, 2009

Finished goods	$3,577,687	$6,395,249

Less allowance for excess and obsolete inventory	(513,120)	(347,133)

Inventories, net	$3,064,567	$6,048,116

The following is a summary of the change in the Company’s inventory valuation allowance:

	December 31, 2010	December 31, 2009

Inventory valuation allowance, beginning of the year	$347,133	$374,103

Obsolete inventory sold	(30,215)	(283,357)

Additional inventory provision	196,202	256,387

Inventory valuation allowance, end of the year	$513,120	$347,133

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	2010	2009

At cost
Land and buildings	$7,663,340	$7,663,340
Automobiles	565,412	449,713
Office equipment	191,206	168,181
Leasehold improvements	422,420	218,462
Furniture and fixtures	31,230	13,273
Machinery	499,614	499,614

	$9,373,222	$9,012,583
Less: accumulated depreciation	(1,145,676)	(832,818)

	$8,227,546	$8,179,765

Depreciation and amortization expense included in the general and administrative expenses for the years ended December 31, 2010 and 2009 were $418,611 and $291,968 respectively.

Automobiles and machinery include the following amounts under capital leases:

	December 31, 2010	December 31, 2009

Cost	$842,698	$716,855
Less accumulated depreciation	(133,165)	(106,393)

Total	709,533	610,462

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	CAPITAL LEASE OBLIGATIONS

The Company has several non-cancellable capital leases relating to automobiles:

	2010	2009

Current portion	$178,659	$318,135
Non-current portion	100,915	146,117

	$279,574	$464,252

At December 31, the value of automobiles under capital leases as follows:

	2010	2009

Cost	$716,855	$716,855
Less: accumulated depreciation	(106,393)	(106,393)

	$610,462	$610,462

At December 31, the Company had obligations under capital leases repayable as follows:

	2010	2009

Total minimum lease payments
-Within one year	$194,036	$338,502
- After one year but within 5 years	107,962	156,078

	$301,998	$494,580
Interest expenses relating to future periods	(22,424)	(30,328)

Present value of the minimum lease payments	$279,574	$464,252

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of December 31, 2010 and 2009, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $13,647,827 and $11,233,839, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

For the years ended December 31, 2010 and 2009, we recorded compensation to Mr. Yang of $1,243,590 and $1,300,000 respectively, and paid $1,243,590 and $1,300,000 respectively to Mr. Yang as compensation to him.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $13,077 and $13,077 to Solution during the year ended December 31, 2010 and 2009.

During the years ended December 31, 2010 and 2009, we purchased inventories of $43,123 and $10,138 respectively from Solution. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2012. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $7,692 to Systematic Information during the years ended December 31, 2010 and 2009.

During the years ended December 31, 2010 and 2009, we received service charges of $8,154 and $5,436 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2010 and 2009, we sold products for $767,981 and $326,578 respectively, to Systematic Information. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Systematic Information.

During the years ended December 31, 2010 and 2009, we purchased inventories of $0 and $74,688 respectively from Systematic Information. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2010and 2009, we sold products for $8,292 and $1,393 respectively, to Global. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Global.

During the years ended December 31, 2010 and 2009, we purchased inventories of $2,308 and $0 respectively from Global. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2010 and 2009, we received a management fee of $7,692 and $9,615 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the years ended December 31, 2010 and 2009, we sold products for $0 and $19,914 respectively, to Systematic. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Systematic.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS (Continued)

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2010 and 2009, we sold products for $9,589 and $337,946 respectively, to Atlantic Storage. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2010 and 2009, we purchased inventories of $28,800 and $0 respectively, from Atlantic Storage. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Atlantic Storage.

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

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the years ended December 31, 2010 and 2009, we received a management fee of $12,821 and $0 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Kasontech.

Transactions with Aristo Components Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. During the years ended December 31, 2010 and 2009, we received a management fee of $12,308 and $11,923 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the years ended December 31, 2010 and 2009, we sold products for $120,282 and $12,060 respectively, to Aristo Comp. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2010 and 2009, we purchased inventories of $276 and $241,367 respectively from Aristo Comp. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Aristo Comp.

Transactions with Rambo Technologies Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a director and 60% shareholder of Rambo Technologies Ltd. (“Rambo”). The remaining 40% of Rambo is owned by a non-related party. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. During the years ended December 31, 2010 and 2009, we sold products for $47,408 and $73,219 respectively, to Rambo. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Rambo.

During the years ended December 31, 2010 and 2009, we purchased inventories of $264,744 and $54,930 respectively, from Rambo. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Rambo.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS (Continued)

Transactions with Usmart Electronic Products Limited

Mr. Ben Wong, resigned from his director position with the Company effective on June 11, 2010. He is a director and sole beneficial owner of the equity interests of Usmart Electronic Products Ltd. (“Usmart”). After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. Prior to April 1, 2010, Mr. Yang, our Chief Executive Officer, was the sole beneficial owner of equity interests in Usmart before transferring these ownership interests to Mr. Ben Wong.

On October 7, 2009, we entered into a leasing payment agreement with Usmart pursuant to which we lease one lot machinery facility to Usmart. The leasing payment agreement for this facility expires on September 16, 2011. The monthly lease income for this lease totals $3,846. We received aggregate lease income of $46,154 and $13,333 from Usmart during the years ended December 31, 2010 and 2009.

During the years ended December 31, 2010 and 2009, we sold products for $5,316 and $4,837 respectively, to Usmart. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Usmart.

During the years ended December 31, 2010 and 2009, we purchased inventories of $2,023 and $42,596 respectively, from Usmart. As of December 31, 2010 and 2009, there were no outstanding accounts payable to Usmart.

Transactions with Ibcom Electronics (HK) Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a director and 50% shareholder of Ibcom Electronics (HK) Limited (“Ibcom”). After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties.

During the years ended December 31, 2010 and 2009, we sold products for $2,194,115 and $0 respectively, to Ibcom. As of December 31, 2010 and 2009, there were no outstanding accounts receivables from Ibcom.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES

The Company has available to it a $5,128,205 revolving line of credit with DBS Bank with an outstanding balance of $5,127,000 at December 31, 2010 and $5,378,000 at December 31, 2009. The line of credit bears interest at the bank’s standard bills rate less 1% for HKD borrowings and at the bank’s standard bills rate less 0.50% for other currency borrowings as of December 31, 2010. The weighted average interest rate approximated 4.25% for 2010 and 2009.

The Company has available to it a $4,230,769 factoring facility without recourse with DBS Bank with an outstanding balance of $2,951,106 at December 31, 2010 and $0 at December 31, 2009. The factoring facility bears a discounting charge at the bank’s standard bills rate less 1% for advance in HKD or the bank’s standard bills rate less 0.50% for advance in other currency, and a service charge at 0.45% of invoice amount as of December 31, 2010. The weighted average interest rate approximated 4.75% for 2010 and 2009.

The Company has available to it a $384,615 letter of guarantee with DBS Bank with an outstanding balance of $384,615 at December 31, 2010 and the letter of guarantee will expire on October 31, 2011. The line of credit bears a commission of 1.5% per annum which will be refunded on a pro-rata basis upon return and cancellation of the letter of guarantee.

The Company has available to it a $3,846,154 factoring facility with Standard Chartered Bank (Hong Kong) Ltd. (“SCB”) without any outstanding balance at December 31, 2010. The factoring facility bears discounting charges at the bank’s standard bills rate less 0.75% rate for advances in HKD or the bank’s standard bills rates plus 0.75% for advances in other currency, and a service charge at 0.35% of invoice amount when the invoice amount is over $50,000 or 0.175% of invoice amount when the amount is below $50,000 as of December 31, 2010. The weighted average interest rate approximated 4.5% for 2010 and 2009.

The Company has available to it a $2,307,692 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $2,307,000 at December 31, 2010 and $2,303,868 at December 31, 2009. The line of credit bears interest at the higher of Hong Kong prime rate or HIBOR plus 2% for HKD facilities and LIBOR plus 1.75% for other currency facilities as of December 31, 2010. The weighted average interest rate approximated 5.25% for 2010 and 2009.

The Company has available to it a $769,231 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $767,916 at December 31, 2010 and $764,813 at December 31, 2009. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 2% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2009. The weighted average interest rate approximated 5.5% for 2010 and 2009.

The Company has available to it a $576,923 revolving line of credit with Fubon Bank (Hong Kong) Limited (“Fubon”) with an outstanding balance of $507,383 at December 31, 2010 and $308,947 at December 31, 2009. The line of credit bears interest at the Hong Kong prime rate plus 0.5% as of December 31, 2010. The weighted average interest rate approximated 5.75% for 2010 and 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES (Continued)

The summary of banking facilities at December 31, 2010 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$8,076,923		$2,951,106	$5,125,817
Import/Export Loan	8,205,128		8,201,916	3,212

	$16,282,051		$11,153,022	$5,129,029

Bank Loans	3,572,572	(a)	3,572,572	0
Overdraft	602,564	(b)	507,383	95,181
Letter of Guarantee	384,615	(c)	384,615	0

	$20,841,802		$15,617,592	$5,224,210

(a) The bank loans are combined from the summary of Note (8), total bank loans amount to USD 2,750,024 with a tax loan of USD 822,548. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD 822,548, bearing an interest rate of 2% per annum below the Hong Kong Prime Rate.
(b) Including on cash and cash equivalents
(c) Guarantee granted to a supplier, no accounting entry make on the book

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2011, amounts borrowed by the Company under the revolving lines of credit and loan facilities described above are repayable within a period of three (3) months of drawdown

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOAN

Bank loans were comprised of the following as of December 31:

	2010	2009

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2010) to DBS Bank payable in monthly installments of $9,925 including interest through December 2010 without any balloon payment requirements	$1,497,047	$1,572,720

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2010) to DBS Bank payable in monthly installments of $3,782 including interest through December 2010 without any balloon payment requirements	26,189	69,949

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2010) to DBS Bank payable in monthly installments of $5,240 including interest through December 2010 without any balloon payment requirements	675,506	719,156

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at December 31, 2010) to BEA Bank payable in monthly installments of $15,406 including interest through December 2010 without any balloon payment requirements	551,282	705,128

	$2,750,024	$3,066,953

An analysis on the repayment of bank loan as of December 31 is as follows:

	2010	2009

Carrying amount that are repayable on demand or within twelve months from December 31, 2010 containing a repayable on demand clause:
Within twelve months	$302,346	$318,972

Carrying amount that are not repayable within twelve months from December 31, 2010 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$561,671	$586,013
After 2 years, but within 5 years	358,564	508,050
After 5 years	1,527,443	1,653,918

	$2,447,678	$2,747,981

	$2,750,024	$3,066,953

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOAN (Continued)

With respect to all of the above referenced debt and credit arrangements in Note 7 and Note 8, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank (formerly Overseas Trust Bank Limited), BEA Bank, SCB and Fubon, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	INCOME TAXES

Income tax expense amounted to $389,415 for 2010 and $651,390 for 2009 (an effective rate of 17% for 2010 and 18% for 2009). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2010	2009

Computed tax at federal statutory rate	$789,710	$1,215,117
Tax rate differential on foreign earnings of Atlantic and Aristo, Hong Kong based companies	(564,400)	(826,464)
Unrecognized timing difference	(26,036)	—
Tax under provision for Atlantic	85,339	125,749
Net operating loss carry forward	104,802	136,988

	$389,415	$651,390

The income tax provision consists of the following components:

	2010	2009

Federal	$—	$—
Foreign	389,415	651,390

	$389,415	$651,390

The Components of the deferred tax assets and liabilities are as follows:

	2010	2009

Net operating losses	$1,364,516	$1,259,714

Total deferred tax assets	$1,364,516	$1,259,714
Less: valuation allowance	(1,364,516)	(1,259,714)

	$—	$—

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2010 and 2009 or balance sheet as of December 31, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008, 2009, and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, and 2010/11 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2010 and 2009 since there were no outstanding options at December 31, 2010 and 2009.

NOTE 11.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on February 28, 2011. As of March 1, 2011, Samsung has confirmed the annual renewal of such agreement for one year. Official signed agreement should be received by the Company in June 2011.

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 49% and 51%, of materials from Samsung for the years ended December 31, 2010 and 2009, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 8 for details for Mr. Yang’s support of the Company’s banking facilities. At December 31, 2010 and 2009, included in accounts payable were $18,390,890 and $17,406,347, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

NOTE 12.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $33,564 for 2010 and $34,099 for 2009.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	COMMITMENTS

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2010:

	Related parties	Others	Total

Year ending December 31,
2011	$20,769	$177,530	$198,299
2012	8,397	142,895	151,292
Thereafter	—	265,385	265,385

Total	$29,166	$585,810	$614,976

See Note 6 for related party leases. All leases expire prior to December 31, 2014. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2010. Rent expense for the years ended December 31, 2010 and 2009 totaled $267,139 and $136,017, respectively.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	DERIVATIVE INSTRUMENTS

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

As of December 31, 2010, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements matured before April 1, 2010.

There are two foreign currency exchange agreements that matured as of December 31, 2010. These agreements are:

•

Participating forward currency option agreement between the Company and SCB entitles the Company to buy US$500,000 from SCB at forward rate of 7.735 at specified dates up to January 11, 2010. According to the terms of the agreement, the Company will buy in triple amounts if the spot rate is less than the forward rate. The gain on this forward contract during the year ended December 31, 2010 was $1,231.

•

Cancellable target redemption forward agreement between the Company and SCB entitles the Company to buy US$1,000,000 from SCB at a strike rate of 7.725 at specified dates up to March 3, 2011. According to the terms of the agreement, the Company will buy USD in triple amounts if the spot rate is less than the strike rate at specified dates. The gain on this forward contract during the year ended December 31, 2010 was $14,179. This forward contract has an auto cancel condition, if the spot rate is over the auto-call rate at 7.75 on March 1, 2010 then this forward contract will be terminated. Since the auto-call rate had been met, the agreement is matured on March 2, 2010.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2010 and 2009 was as follows:

	Gain recognized in income on derivative

		Year ended December 31,
	Location	2010	2009

Cash flow hedges:
Foreign exchange contracts US$500,000 (HKD/USD)	Interest and other, net	1,231	12,564
Foreign exchange contracts US$750,000 (HKD/USD)	Interest and other, net	—	1,260
Foreign exchange contracts US$1,000,000 (HKD/USD)	Interest and other, net	—	35,897
Foreign exchange contracts US$1,000,000 (HKD/USD)	Interest and other, net	14,179	29,257

Total cash flow hedges		$15,410	$78,978

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	RESTRUCTURE

On December 14, 2010, the Company set-up a new intermediate holding company ACL International Holdings Limited (“ACL Holdings”) which is 100% owned by the Company. The Company has transferred all the stocks of Atlantic Components Limited (“Atlantic”) to ACL Holdings on December 17, 2010. After this restructure, Atlantic will become an indirect subsidiary of the Company under the direct control of ACL Holdings. The interest attributed to the Company remains 100% and has no change.

NOTE 16.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2011 through March 30, 2011, the date these financial statements are issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

As discussed in Note 11 of the consolidated financial statements, the Company is dependent on a single vendor to supply the majority of its inventories. This vendor accounted for the majority of the Company’s purchases for 2010. The Company’s non-exclusive distributorship agreement with this vendor has a one-year term. This agreement has been renewed more than ten times, most recently on March 1, 2010 and expired on February 28, 2011. As of March 1, 2011, this vendor has confirmed the annual renewal of such agreement for one year. The Company has already signed the renewal agreement and waiting to receive the fully executed agreement from Samsung. Termination of such distributorship agreement by this vendor would have a material adverse effect on the operations of the Company.

The Company has entered a repayment agreement with Mr. Yang to repay the outstanding account receivables due from Aristo to Atlantic of US$11,233,839 (as of December 31, 2009) whereby Mr. Yang will repay $384,615 (HK$3,000,000) in quarterly basis.

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