Form 10-Q
period 2011-03-31
ACL SEMICONDUCTORS INC
filed 2011-05-16
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐     No ☑

The Registrant had 28,779,936 shares of common stock outstanding as of May 14, 2011.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2011 (Unaudited)	As of December 31, 2010

ASSETS
Current assets
Cash and cash equivalents		$3,844,682	$1,579,416
Restricted cash		2,088,374	2,088,374
Accounts receivable, net of allowance for doubtful accounts of $0 for 2011 and 2010		9,269,987	14,195,067
Inventories, net	3	6,167,108	3,064,567
Other current assets		113,877	117,233

Total current assets		$21,484,028	$21,044,657

Property, plant and equipment, net	4	8,256,047	8,227,546
Other deposits		63,472	71,564
Amounts due from Aristo / Mr. Yang		14,598,794	13,647,827

TOTAL ASSETS		$44,402,341	$42,991,594

LIABILITIES
Current liabilities
Accounts payable		$20,790,369	$20,394,399
Accruals		339,709	718,416
Lines of credit and loan facilities	8	11,411,569	11,153,021
Bank loan	9	2,669,937	2,750,024
Current portion of capital lease	5	119,921	178,659
Income tax payable		117,989	70,157
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		671,150	872,811

Total current liabilities		$36,233,029	$36,249,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2011 (Unaudited)	As of December 31, 2010

Long-term liabilities
Capital lease, less current portion	5	$155,699	$100,915
Deferred tax liabilities		45,504	45,504

Total long-term liabilities		201,203	146,419

TOTAL LIABILITIES		$36,434,232	$36,396,291

NET ASSETS		$7,968,109	$6,595,303

Commitments and contingencies		$—	$—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010		—	—

Common stock, $0.001 par value; 50,000,000 shares authorized; 28,779,936 and 28,729,936 shares issued and outstanding as of March 31, 2011 and December 31, 2010		28,780	28,780
Additional paid in capital		3,679,077	3,679,077
Retained earnings		4,260,252	2,887,446

TOTAL STOCKHOLDERS’ EQUITY		$7,968,109	$6,595,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended March 31, 2011 (Unaudited)	Three months ended March 31, 2010

Net sales		$120,991,594	$99,011,062
Costs of sales		(118,051,463)	(96,184,458)

Gross profit		$2,940,131	$2,826,604
Selling and distribution costs		(22,330)	(24,802)
General and administrative expenses		(1,308,539)	(1,057,869)

Income from operation		$1,609,262	$1,743,933
Other income (expenses)
Rental income		31,896	30,000
Interest expenses		(108,781)	(95,164)
Management and service income		10,885	8,321
Net income on cash flow hedge		0	15,410
Interest income		451	93
Profit / (Loss) on disposals of equipment		18,024	(308)
Exchange differences		(5,507)	(6,203)
Miscellaneous		8,884	960

Income before income taxes		$1,565,114	$1,697,042

Income taxes		(192,308)	(256,066)

Net income		$1,372,806	$1,440,976

Earnings per share – basic and diluted		$0.05	$0.05

Weighted average number of shares – basic and diluted	12	28,779,936	28,729,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	As of March 31, 2011 (Unaudited)	As of March 31, 2010

Cash flows provided by (used for) operating activities:
Net income	$1,372,806	$1,440,976

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	82,601	72,298
Change in inventory reserve	70,513	(315,082)
(Gain) / loss on disposal of fixed assets	(18,024)	308

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	4,925,080	(1,058,166)
Inventories	(3,173,054)	2,998,018
Other current assets	3,357	110,993
Other assets	8,092	31,419

Increase (decrease) in liabilities
Accounts payable	395,970	(4,035,991)
Accrued expenses	(378,707)	76,001
Income tax payable	47,832	227,729
Other current liabilities	(201,661)	15,354

Net cash provided by (used for) operating activities	$1,761,999	$(436,143)
Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	$4,021,688	$3,967,560
Advanced to Aristo / Mr. Yang	(4,972,655)	(3,216,386)
Increase in restricted cash	—	(1,666)
Cash proceeds from sales of fixed assets	107,692	81,154
Purchase of fixed assets	(38,206)	(73,399)

Net cash (used for) provided by investing activities	$(881,481)	$757,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable	$258,548	$1,216,277
Principal payments to bank	(80,087)	(79,310)
Principal payments under capital lease obligation	(166,519)	(129,617)

Net cash provided by financing activities	$11,942	$1,007,350

Net increase in cash and cash equivalents	$2,265,266	$1,328,470

Cash and cash equivalents–beginning of year	1,579,416	2,001,805

Cash and cash equivalents–end of year	$3,844,682	$3,330,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	The Company

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal business is the distribution of electronic components under the “Samsung” brand name which comprise of Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash in the Hong Kong Special Administrative Region and People’s Republic of China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities.

On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings, therefore Atlantic became an indirect wholly-owned subsidiary of the Company. This restructuring has no effect on the Company’s financial statements.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2011. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	100	$0.13
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited (1)	Hong Kong	100	$384,615
Aristo Technologies Limited (2)	Hong Kong	100	$1,282

Note:	(1) Wholly owned subsidiary of ACL International Holdings Limited
(2) Deemed variable interest entity

PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(b) Principles of consolidation (Continued)

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the first quarter of 2011 were $5,263,693 with accounts receivable of $15,042,492 as of March 31, 2011. The sales to Aristo during the first quarter of 2010 were $1,287,266 with accounts receivable of $11,221,505 as of March 31, 2010. For fiscal year 2010, sales to Aristo were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009.

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

PART I – FINANCIAL INFORMATION

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increased by $70,513 during the first three months of 2011and decreased by $315,082 for the same period of 2010. Inventory obsolescence reserves totaled $583,633 as of March 31, 2011 and $513,120 as of December 31, 2010.

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

PART I – FINANCIAL INFORMATION

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

The Company did not have any interest and penalty recognized in the income statements for the period ended March 31, 2011 and March 31, 2010, or balance sheet as of March 31, 2011 and December 31, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009 and 2010 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010 and 2010/11 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $691 and $539 as of March 31, 2011 and 2010 respectively.

(o)	Segment reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

PART I – FINANCIAL INFORMATION

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

ASC 855 “Subsequent Events” codified SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated. In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), “Subsequent Events (Topic 855)”. The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company’s consolidated financial statements.

PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3.	Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Finished goods	$6,750,741	$3,577,687

Less allowance for excess and obsolete inventory	(583,633)	(513,120)

Inventories, net	$6,167,108	$3,064,567

The following is a summary of the change in the Company’s inventory valuation allowance:

	March 31, 2011	December 31, 2010

Inventory valuation allowance, beginning of the year	$513,120	$347,133

Obsolete inventory sold	(13,780)	(30,215)

Additional inventory provision	84,293	196,202

Inventory valuation allowance, end of the year	$583,633	$513,120

Note 4.	Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Land and Buildings	$7,663,340	$7,663,340
Furniture and fixtures	31,230	31,230
Office equipment	193,712	191,206
Leasehold improvements	458,121	422,420
Automobiles	588,204	565,412
Machinery	499,614	499,614

Total property and equipment	9,434,221	9,373,222

Less accumulated depreciation and amortization	(1,178,174)	(1,145,676)

Property and equipment, net	8,256,047	8,227,546

Depreciation and amortization expense totaled $82,601 and $72,298 for the three months ended March 31, 2011 and 2010, respectively.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4.	Property and Equipment, net (Continued)

Automobiles and machinery include the following amounts under capital leases:

	March 31, 2011	December 31, 2010

Cost	$848,709	$842,698
Less accumulated depreciation	(151,281)	(133,165)

Total	697,428	709,533

Note 5.	Capital Lease Obligation

The Company leases automobiles and machinery under six capital leases that expire between April 2011 and July 2015. Aggregate future obligations under the capital leases in effect as of March 31, 2011 are as follows:

Capital Lease

Year ending March 31,
2011	130,543
2012	75,145
2013	94,942

Total minimum lease obligations	300,630

Less amounts representing interest	(25,010)

Present value of future minimum lease payments	275,620

Less current portion of capital lease obligation	(119,921)

Capital lease obligation, less current portion	155,699

Interest expense related to capital leases totaled $10,139 and $8,476 for the three months ended March 31, 2011 and 2010 respectively.

PART I – FINANCIAL INFORMATION

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

As of March 31, 2011, there were no options outstanding under the Plan.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of March 31, 2011 and December 31, 2010, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $14,598,794 and $13,647,827, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $3,270 to Solution during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011 and 2010, we purchased inventories of $0 and $43,123 respectively from Solution. As of March 31, 2011 and December 31, 2010, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2012. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $1,923 to Systematic Information during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011 and 2010, we received service charges of $2,038 and $2,038 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the three months ended March 31, 2011 and 2010, we sold products for $0 and $767,981 respectively, to Systematic Information. As of March 31, 2011 and December 31, 2010, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the three months ended March 31, 2011 and 2010, we sold products for $426 and $3,580 respectively, to Global. As of March 31, 2011 and December 31, 2010, there were no outstanding accounts receivables from Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the three months ended March 31, 2011 and 2010, we received a management fee of $1,923 and $1,923 respectively from Systematic. The management fee was charged for back office support for Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the three months ended March 31, 2011 and 2010, we sold products for $45 and $440 respectively, to Atlantic Storage. As of March 31, 2011 and December 31, 2010, there were no outstanding accounts receivables from Atlantic Storage.

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

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the three months ended March 31, 2011 and 2010, we received a management fee of $3,846 and $1,282 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of March 31, 2011 and December 31, 2010, there were no outstanding accounts receivables from Kasontech.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at March 31, 2011 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$8,076,923		$2,953,175	$5,123,748
Import/Export Loan	8,459,923		8,458,393	1,530

	$16,536,846		$11,411,568	$5,125,278

Bank Loans	3,270,516	(a)	3,270,516	0
Overdraft	602,564	(b)	532,106	70,458
Letter of Guarantee	384,615	(c)	384,615	0

	$20,794,541		$15,598,805	$5,195,736

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to USD2,669,937 with a tax loan of USD600,579. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD600,579, bearing an interest rate of 2% per annum below the Hong Kong Prime Rate.
(b) Including on cash and cash equivalents
(c) Guarantee granted to a supplier, no accounting entry make on the book

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2011, amounts borrowed by the Company under the revolving lines of credit and loan facilities described above are repayable within a period of three (3) months of drawdown

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan

Bank loans were comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $9,925 including interest through December 2010 without any balloon payment requirements	$1,477,749	$1,497,047

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $3,782 including interest through December 2010 without any balloon payment requirements	15,024	26,189

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $5,240 including interest through December 2010 without any balloon payment requirements	664,343	675,506

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at March 31, 2011 and December 31, 2010) to BEA Bank payable in monthly installments of $15,230 including interest through December 2010 without any balloon payment requirements	512,821	551,282

	$2,669,937	$2,750,024

An analysis on the repayment of bank loan as of March 31, 2011 and December 31, 2010 are as follow:

	March 31, 2011	December 31, 2010

Carrying amount that are repayable on demand or within twelve months from March 31, 2011 containing a repayable on demand clause:

Within twelve months	$291,629	$302,346

Carrying amount that are not repayable within twelve months from March 31, 2011 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$563,544	$561,671
After 2 years, but within 5 years	321,999	358,564
After 5 years	1,492,765	1,527,443

	$2,378,308	$2,447,678

	$2,669,937	$2,750,024

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan (Continued)

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank (formerly Overseas Trust Bank Limited), BEA Bank, Standard Chartered Bank (Hong Kong) Limited (“SCB”) and Fubon Bank (Hong Kong) Limited (“Fubon Bank”), as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

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

3.	an unlimited personal guarantee by Mr. Yang as collateral for loans from SCB;

4.	a security interest on residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from Fubon Bank.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10.            Cash Flow Information

Cash paid during the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010

Interest paid	$108,781	$95,164

Income taxes paid	$126,187	$28,337

Non-Cash Activities:
Capital lease obligations incurred when capital lease were entered for new automobiles	$162,564	$122,213

Income tax provision	$192,308	$256,066

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

Fair value is the price that would be received from sale of an asset or would be paid for transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.            Fair Value of Financial Instruments (Continued)

Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	3,844,682	—	—	3,844,682
Restricted cash	2,088,374	—	—	2,088,374

Total assets	$5,933,056	$—	$—	$5,933,056

Note 12.            Weight Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended March 31, 2011 and December 31, 2010 since there were no outstanding options at March 31, 2011 and December 31, 2010.

Note 13.            Derivative instruments

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

Since all of the Company’s sales are done in USD, the bank is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company purchases FX forward contracts from the banks to secure the exchange rate for a period of time in order to hedge any FX exposure between HKD and USD throughout the purchase and sale period. The Company applies hedge accounting based upon the criteria established by ASC 815, whereby the Company designates its derivatives as cash flow hedges. Cash flows from the derivative programs were classified as operating activities in the Consolidated Statement of Cash Flows.

As of March 31, 2011, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements have been matured before April 1, 2010.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended March 31, 2011 and 2010 was as follows:

	Gain Recognized in Income on Derivative
		Three months ended March 31,
	Location	2011	2010

Cash flow hedges:

Foreign exchange contract US$500,000	Interest and other, net	$—	$1,231
Foreign exchange contract US$1,000,000	Interest and other, net	—	14,179
Total cash flow hedges		$—	$15,410

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 14.            Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2011 through May 15, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

The Company is dependent on a single vendor, Samsung, to supply the majority of its inventories. This vendor accounted for the majority of the Company’s purchases for 2010. The Company’s non-exclusive distributorship agreement with this vendor has a one-year term. This agreement has been renewed more than ten times, most recently on March 1, 2010 and expired on February 28, 2011. As of March 1, 2011, this vendor has confirmed the annual renewal of such agreement for one year. The Company has already signed the renewal agreement and is waiting to receive the fully executed agreement from Samsung. Termination of such distributorship agreement by this vendor would have a material adverse effect on the operations of the Company.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

          The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2010, (the “Form 10-K”), filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

          On March 23, 2010, the Company concluded that Aristo is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities.

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

          On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings, therefore Atlantic became an indirect wholly-owned subsidiary of the Company. This restructuring has no effect on the Company’s financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          As of March 31, 2011, ACL had more than 150 customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Many of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Overview

Net sales

          Net sales for the three months ended March 31, 2011 (“first quarter of 2011”) were $120,991,594, up $21,980,532 or 22.2% from the three months ended March 31, 2010 (“first quarter of 2010”). This compares favorably to the global semiconductor market where sales in the first quarter of 2011 were up only 8.6% compared to the first quarter of 2010. Growth in net sales provides higher rebate income from Samsung. This increase in net sales was largely due to renewed demand from consumers and businesses for electronics, and an associated increase in the average semiconductor content within those products. The company expects this demand growth to continue.

          The Company’s gross profit for the first quarter of 2011 was $2,940,131, representing an increase of $113,527 or 4.0% over $2,826,604 in the same period of 2010. First quarter gross profit margin for 2011 eased to 2.43% from 2.85% in 2010. These results are due to increasing costs of sale associated with the Company’s continued focus on the promotion of Samsung’s high density NAND Flash (4GB and above), which has greatly increased our sales volume but lowered our profit margin. Additionally, semiconductor average selling prices, particularly DRAM, had been low in the first quarter of 2011, preceding the Japan earthquake, following robust inventories in 2010 and seasonality effects.

          Income before income taxes for the three months ended March 31, 2011 was down $131,928 or 7.8% to $1,565,114 from $1,697,042 for three months ended March 31, 2010. This was largely due to an increase in general and administrative expenses to $1,308,539 in the three months ended March 31, 2011 from $1,057,869 in the three months ended March 31, 2010. This increase in general and administrative expense was mainly due to directors’ remuneration and entertainment expenses. The Company recorded a net income of $1,372,806 for the three months ended March 31, 2011, down $68,170 or 4.7% from $1,440,976 in the three months ended March 31, 2010.

          The Company anticipates increased revenue from NAND Flash in 2011, due particularly to the rapidly expanding smartphone and tablet markets. However, we suspect this revenue increase may be offset by slightly reduced revenue from DRAM, as despite also benefiting from growth throughout the consumer electronics markets, average selling prices of DRAM were in steady decline preceding the March 11, 2011 Japan earthquake.

          The biggest impact of the March 11, 2011 Japan earthquake on the global semiconductor market has been the increasing average selling prices of DRAM. Supply chain disruption in parts of Japan has created a threat of semiconductor supply shortages; Japan is the world’s leading producer of the silicon wafers required to produce semiconductors. Wafer output has been significantly reduced and if this persists, a supply shortage of DRAM may occur potentially by October, further increasing DRAM prices. The Japan earthquake is estimated to have caused a 1.1% reduction in global DRAM shipments in April and the second half of March.

          The Company’s supply of semiconductors from Samsung has not been affected by the March 11, 2011 Japan earthquake. Neither has the Company experienced a reduction in demand for its products from its customers located in southern China and Hong Kong. Stabilization of infrastructure and continued recovery efforts in Japan have mitigated some of the impact that the March 11, 2011 Japan earthquake could have had on the global semiconductor market.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 97.5% for the three months March 31, 2011 and approximately 97.1% for the three months ended March 31, 2010. This 2.3% reduction was due to the promotion of high density NAND flash memory which provided a very low profit margin with high turnover value.

Operating expenses

          Our operating expenses for the three months ended March 31, 2011 and 2010 were comprised of sales and marketing and general and administrative expenses only.

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

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended
	March 31, 2011	March 31, 2010

Net sales	$120,991,594	$99,011,062

Cost of sales	118,051,463	96,184,458

Gross profit	2,940,131	2,826,604

Operating expenses
Selling	22,330	24,802
General and administrative	1,308,539	1,057,869

Income from operations	1,609,262	1,743,933

Other income (expenses)	(44,148)	(46,891)

Income before income taxes provision	1,565,114	1,697,042

Income taxes provision	(192,308)	(256,066)

Net income	1,372,806	$1,440,976

Earnings per share – basic and diluted	0.05	$0.05

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Unaudited Comparisons for Three Months ended March 31, 2011, to the Three Months Ended March 31, 2010

Net Sales

          The following table presents our net sales for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$120,991,594	$99,011,062	22.2%

          Net sales increased by $21,980,532 or 22.2%, from $99,011,062 for the three months ended March 31, 2010 to $120,991,594 in the three months ended March 31, 2011. This increase in net sales was largely due to renewed demand from consumers and businesses for electronics, and an associated increase in the average semiconductor content within those products.

Cost of sales

          The following table presents our cost of sales for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$118,051,463	$96,184,458	22.7%

          Cost of sales increased by $21,867,005, or 22.7%, from $96,184,458 for the three months ended March 31, 2010 to $118,051,463 for the three months ended March 31, 2011. The increase was mainly due to increase of sales volume and higher cost of sales.

Gross Profit

The following table presents our gross profit for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$2,940,131	$2,826,604	4.0%

          Gross profit increased by $113,527, or 4%, from $2,826,604 for the three months ended March 31, 2010 to $2,940,131 for the three months ended March 31, 2011. Although we experienced a significant increase in net sales during the first quarter of 2011 when compared to the same period in 2010, this did not result in a corresponding increase in gross profit. This result is due to increasing costs of sale associated with the Company’s continued focus on the promotion of Samsung’s high density NAND Flash (4GB and above), which has greatly increased our sales volume but lowered our profit margin.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Sales and Marketing Expenses

          The following table presents the sales and marketing expenses for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$22,330	$24,802	-10.0%

          For the three months ended March 31, 2011, sales and marketing expenses decreased $2,472, or 10%, as compared to the three months ended March 31, 2010. The decrease was directly attributable to effective controlling of transportation expenses during the first quarter 2011.

General and Administrative Expenses

          The following table presents the general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$1,308,539	$1,057,869	23.7%

          For the three months ended March 31, 2011, general and administrative expenses increased $250,670, or 23.7%, as compared to the three months ended March 31, 2010. This increase was principally attributable to an increase in directors’ remuneration and entertainment expenses.

Income from Operations

          The following table presents the income from operations for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$1,609,262	$1,743,933	-7.7%

          Income from operations for the three months ended March 31, 2011 decreased by $134,671, or 7.7%, from $1,743,933for the three months ended March 31, 2010 to $1,614,819 in the three months ended March 31, 2011. Such decrease was mainly due to an increase of general and administrative expenses which decreased our gross margin.

Interest Income

          The following table presents the interest income for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$451	$93	384.9%

          For the three months ended March 31, 2011, interest income increased $358 or 384.9%, as compared to the three months ended March 31, 2010. This increase was due to increase of average bank balance when compared to the same period in 2010.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Interest Expense

          The following table presents the interest expense for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$108,781	$95,164	14.3%

          For the three months ended March 31, 2011, interest expense increased by $13,617 or 14.3%, from $95,164 in the three months ended March 31, 2010 to $108,781 in the three months ended March 31, 2011. These increases were mainly due to an increase in the use of letters of credit to obtain goods from suppliers.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$—	$15,410	-100.0%

          For the three months ended March 31, 2011, income on cash flow hedge decreased by $15,410, or 100%, as compared to the three months ended March 31, 2010. The decreases were due to all currency hedging contracts had matured in the first quarter of 2010.

Income Tax Provision

          The following table presents the income tax provision for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 2011,
2011	2010	% Change

$192,308	$256,066	-24.9%

          Income tax provision decreased by $63,758 or 24.9% from $256,066 for the three months ended March 31, 2010 to $192,308 for the three months ended March 31, 2011. The decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of March 31, 2011, we had revolving lines of credit and loan facilities in the aggregate amount of $20,794,541, of which $5,195,736 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2011, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          Our ability to draw down under our various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. As a result of the general tightening of credit markets in Hong Kong and Asia, many lenders have revised the terms of their revolving credit lines to levels we did not deem commercially reasonable. Accordingly, on a case by case basis, we may elect to terminate or not renew several of our credit facilities resulting in significant reduction in our available short term borrowings.

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

Net Cash provided by Operating Activities

          In the three months ended March 31, 2011, net cash provided by operating activities was $3,134,805 while in the three months ended March 31, 2010, net cash used for operating activities was $436,143, an increase of $3,570,948. This increase was primarily due to decrease of accounts receivable and increase of accounts payable net of increase of inventories as of March 31, 2011.

Net Cash Used for Investing Activities

          For the three months ended March 31, 2011, net cash used for investing activities was $881,481 while in the three months ended March 31, 2010, net cash provided by investing activities was $757,263, an increase in cash used of $1,638,744. This increase was primarily due to the increase of amounts due from Aristo / Mr. Yang as of March 31, 2011.

Net Cash Provided by Financing Activities

          In the three months ended March 31, 2011, net cash provided by financing activities was $11,942 while in the three months ended March 31, 2010, net cash provided by financing activities was $1,007,350, a decrease of $995,408. This decrease was due to decrease in the balance of bank lines of credit and notes payable as of March 31, 2011.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Principles of Consolidation

          The consolidated financial statements of ACL Semiconductors Inc. include the accounts of Atlantic Components Ltd., a Hong Kong subsidiary, ACL Holdings International Ltd., a Hong Kong subsidiary, Alpha Perform Technology Limited, a BVI subsidiary, and Aristo Technologies Ltd., a Hong Kong company, a variable interest entity deemed to be a subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

Inventory Valuation

          Our policy is to value inventories at the lower of cost or market on a part-by-part basis. In addition, we write down unproven, excess and obsolete inventories to net realizable value. This policy requires us to make a number of estimates and assumptions including market and economic conditions, product lifecycles and forecast demand for our product to value our inventory. To the extent actual results differ from these estimates and assumptions, the balances of reported inventory and cost of products sold will change accordingly. Since Aristo supplies different generations of computer related products, older generation products will sell more slowly owing to lower market demand. According to the management’s experience and estimation of the actual market situation, old generation products carrying on hand for ten years will have no re-sell value. Therefore, these inventories on hand over ten years will be written off by Aristo immediately.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2011, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officers conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, based on their evaluation as described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 which discloses the following material weaknesses:

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements (Unaudited) of this Form 10-Q, we determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

          This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

          As of March 31, 2011, we had not completed the remediation of any of these material weaknesses.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

•	We have re-assign roles and responsibilities, and intend to continue improving segregation of duties.

          These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above.

          Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. The discussion above in this Item 4 includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

          We are committed to improving our internal control processes and will continue to diligently review our internal control over financial reporting and our disclosure controls and procedures. The failure to implement adequate controls may result in deficient and inaccurate reports under the Exchange Act.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

ACL SEMICONDUCTORS INC.

Date: May 16, 2011	By:	/s/Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer