Form 10-Q
period 2011-06-30
ACL SEMICONDUCTORS INC
filed 2011-08-15
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐   No ☑

The Registrant had 28,779,936 shares of common stock outstanding as of August 14, 2011.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30, 2011 (Unaudited)	As of December 31, 2010

Current assets:
Cash and cash equivalents	$2,139,766	$1,579,416
Restricted cash	2,088,374	2,088,374
Accounts receivable, net of allowance for doubtful accounts of $0 for 2011 and 2010	9,268,823	14,195,067
Inventories, net	2,253,827	3,064,567
Other current assets	107,606	117,233

Total current assets	15,858,396	21,044,657

Property, equipment and improvements, net of accumulated depreciation and amortization	10,018,420	8,227,546

Other deposits	67,938	71,564

Amount due from Aristo / Mr. Yang	16,756,409	13,647,827

Total Assets	42,701,163	42,991,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of June 30, 2011 (Unaudited)	As of December 31, 2010

Current liabilities:
Accounts payable	$22,581,218	$20,394,399
Accrued expenses	392,529	718,416
Lines of credit and loan facilities	9,743,842	11,153,021
Bank loan	4,248,826	2,750,024
Current portion of capital lease	107,099	178,659
Income tax payable	(80,414)	70,157
Due to shareholders for converted pledged collateral	112,385	112,385
Other current liabilities	52,924	872,811

Total current liabilities	37,158,409	36,249,872

Long-term liabilities
Long-term debt, less current portion	0	0
Capital lease, less current portion	264,490	100,915
Deferred tax liabilities	45,504	45,504

Total long-term liabilities	309,994	146,419

Total liabilities	37,468,403	36,396,291

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock - $0.001 par value, 50,000,000 shares authorized, 28,779,936 issued and 28,729,936 outstanding at June 30, 2011 and December 31, 2010	28,780	28,780
Additional paid-in capital	3,679,077	3,679,077
Retained earnings	1,524,903	2,887,446

Total stockholders’ equity	5,232,760	6,595,303

	42,701,163	42,991,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$100,777,153	$89,532,290	$221,768,747	$188,543,352

Cost of sales	(102,119,040)	(87,601,020)	(220,170,503)	(183,785,478)

Gross profit	(1,341,887)	1,931,270	1,598,244	4,757,874

Operating expenses
Sales and marketing	(38,160)	(28,586)	(60,490)	(53,388)
General and administrative	(1,501,236)	(1,122,719)	(2,809,776)	(2,180,589)

(Loss) income from operations	(2,881,283)	779,965	(1,272,022)	2,523,897

Other income (expenses)
Rental income	35,192	30,000	67,088	60,000
Interest expense	(101,096)	(110,705)	(209,877)	(205,869)
Management and service income	11,911	10,884	22,796	19,205
Net income on cash flow hedge	—	—	—	15,410
Interest income	445	192	897	285
Profit (loss) on disposal of fixed assets	—	—	18,024	(308)
Exchange differences	(10,400)	(8,754)	(15,907)	(14,957)
Miscellaneous	17,574	20,518	26,458	21,479

(Loss) income before income taxes provision	(2,927,657)	722,100	(1,362,543)	2,419,142

Income taxes reversal (provision)	192,308	(128,205)	—	(384,271)

Net (Loss) income	$(2,735,349)	$593,895	$(1,362,543)	$2,034,871

(Loss) earnings per share - basic and diluted	$(0.10)	$0.02	$(0.05)	$0.07

Weighted average number of shares - basic and diluted	28,779,936	28,729,936	28,779,936	28,729,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2011	June 30, 2010

Cash flows provided by (used for) operating activities:
Net (loss) income	$(1,362,543)	$2,034,871

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	213,730	154,837
Change in inventory reserve	(44,872)	283,031
(Gain) loss on disposal of fixed assets	(18,024)	308

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	4,926,244	(3,521,622)
Inventories	855,612	441,839
Other current assets	9,627	41,897
Other assets	3,626	68,376

Increase (decrease) in liabilities
Accounts payable	2,186,820	(1,815,334)
Accrued expenses	(325,887)	(75,635)
Income tax payable	(150,571)	355,934
Other current liabilities	2,660	(122,612)

Total adjustments	7,658,965	(4,188,981)

Net cash provided by (used for) operating activities	6,296,422	(2,154,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	5,392,581	4,650,985
Advanced to Aristo / Mr. Yang	(8,501,163)	(4,646,268)
Increase of restricted cash	—	(1,870)
Cash proceeds from sale of fixed assets	107,692	81,154
Purchases of property and fixed assets	(1,752,221)	(195,453)

Net cash used for investing activities	(4,753,111)	(120,886)

Cash flows provided by (used for) financing activities:
Net borrowings (repayments) on lines of credit and notes payable	(1,409,179)	3,631,731
Principal payments to bank	(605,797)	(158,159)
Borrowing from bank	1,282,051	—
Principal payments under capital lease obligation	(250,036)	(214,165)

Net cash provided by (used for) financing activities	(982,961)	3,259,407

Net increase in cash and cash equivalents	560,350	984,411

Cash and cash equivalents, beginning of period	1,579,416	2,001,805

Cash and cash equivalents, end of period	$2,139,766	$2.986,216

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2011. The following table depicts the identity of the subsidiary:

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

ASC 810-05-08A specifies the two characteristics of a controlling financial interest in a variable interest entity (“VIE”): (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is the primary beneficiary of Aristo because the Company can direct the activities of Aristo through the common director and major shareholder. Also, the Company extended substantial account receivable to Aristo and created an obligation to absorb loss if Aristo failed. Moreover, ASC 810-25-42 & 43 provides guidance on related parties treatment of VIE and specifies the relationship of de-facto agent and principal. Those guidance will help to determine whether the Company will consolidate Aristo.

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2010 and 2009 sales was around 15 million and 30 million; it was only a small distributor that accommodated special requirements for specific customers.

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

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the second quarter of 2011 were $1,419,021 with accounts receivable of $17,988,718 as of June 30, 2011. The sales to Aristo during the second quarter of 2010 were $440,555 with accounts receivable of $11,486,467 as of June 30, 2010. For fiscal year 2010, sales to Aristo were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009.

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers that the Company cannot obtain from Samsung directly due to supply limitations.

(c)	Use of estimates

The preparation of the consolidated financial statements that conform with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time, however actual results could differ materially from those estimates.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $44,872 during the first six months of 2011 and decreased by $283,031 for the same period of 2010. Inventory obsolescence reserves totaled $468,248 as of June30, 2011 and $513,120 as of December 31, 2010.

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

The Company did not have any interest and penalty recognized in the income statements for the period ended June 30, 2011 and June 30, 2010 or balance sheet as of June 30, 2011 and December 31, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009 and 2010 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010 and 2010/11 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,368 and $1,471 as of June 30, 2011 and 2010 respectively.

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

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(t)	Recently implemented standards (Continued)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

Note 3.	Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Finished goods	$2,722,075	$3,577,687

Less allowance for excess and obsolete inventory	(468,248)	(513,120)

Inventories, net	$2,253,827	$3,064,567

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3.	Inventories (Continued)

The following is a summary of the change in the Company’s inventory valuation allowance:

	June 30, 2011	December 31, 2010

Inventory valuation allowance, beginning of the year	$513,120	$347,133

Obsolete inventory sold	(47,837)	(30,215)

Additional inventory provision	2,965	196,202

Inventory valuation allowance, end of the year	$468,248	$513,120

Note 4.	Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Land and Buildings	$9,375,558	$7,663,340
Furniture and fixtures	32,071	31,230
Office equipment	194,468	191,206
Leasehold improvements	458,121	422,420
Automobiles	767,891	565,412
Machinery	499,614	499,614

Total property and equipment	11,327,723	9,373,222

Less accumulated depreciation and amortization	(1,309,303)	(1,145,676)

Property and equipment, net	10,018,420	8,227,546

Depreciation and amortization expense totaled $131,129 and $82,539 for the three months ended June 30, 2011 and 2010, respectively, and $213,730 and $154,837 for the six months ended June 30, 2011 and 2010, respectively.

Automobiles and machinery include the following amounts under capital leases:

	June 30, 2011	December 31, 2010

Cost	$1,086,032	$842,698
Less accumulated depreciation	(224,610)	(133,165)

Total	861,422	709,533

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligation

The Company leases automobiles and machinery under six capital leases that expire between April 2011 and December 2015. Aggregate future obligations under the capital leases in effect as of June 30, 2011 are as follows:

Capital Lease

Year ending June 30,
2011	121,781
2012	111,023
2013	176,981

Total minimum lease obligations	409,785

Less amounts representing interest	(38,196)

Present value of future minimum lease payments	371,589

Less current portion of capital lease obligation	(107,099)

Capital lease obligation, less current portion	264,490

Interest expense related to capital leases totaled $4,766, $6,496, $14,905 and $14,972 for the three months ended June 30, 2011 and 2010, and for six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, there were no options outstanding under the Plan.

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of June 30, 2011 and December 31, 2010, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $16,756,409 and $13,647,827, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on March 31, 2012. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $3,270 to Solution during the three months ended June 30, 2011 and 2010, respectively, and $6,540 for the six months ended June 30, 2011 and 2010, respectively.

During the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, we purchased inventories of $0, $0, $0 and $43,123 respectively from Solution. As of June 30, 2011 and December 31, 2010, there were no outstanding accounts payable to Solution.

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

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on August 31, 2012. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $1,923 to Systematic Information during the three months ended June 30, 2011 and 2010, respectively, and $3,846 for the six months ended June 30, 2011.

During the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, we received service charges of $2,038, $2,038, $4,076 and $4,076 respectively from Systematic Information. The management fee was charged for back office support for Systematic Information.

During the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, we sold products for $0, $0, $0 and $767,981 respectively, to Systematic Information. As of June 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, we sold products for $0, $1,839, $426 and $5,419 respectively, to Global. As of June 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the three months ended June 30, 2011 and 2010, and the six months ended June 30, June 2011 and 2010, we received a management fee of $1,923, $1,923, $3,846 and $3,846 respectively from Systematic. The management fee was charged for back office support for Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). During the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, we sold products for $12.219, $4,780, $12,264 and $5,220 respectively, to Atlantic Storage. As of June 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Atlantic Storage.

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, we received a management fee of $2,564, $3,846, $6,410 and $5,128 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of June 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Kasontech.

Transactions with City Royal Limited

Mr. Yang is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at June 30, 2011 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$8,076,923		$4,610	$8,072,313
Import/Export Loan	9,743,590		9,739,231	4,359

	$17,820,513		$9,743,841	$8,076,672

Bank Loans	4,248,826	(a)	4,248,826	0
Overdraft	346,154	(b)	132,576	213,578
Letter of Guarantee	384,615	(c)	384,615	0

	$22,800,108		$14,509,858	$8,290,250

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to USD3,871,926 with a tax loan of USD376,900. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD376,900, bearing an interest rate of 2% per annum below the Hong Kong Prime Rate.
(b) Including on cash and cash equivalents
(c) Guarantee granted to a supplier, no accounting entry make on the book

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on 31 October, 2011, amounts borrowed by the Company under the revolving lines of credit and loan facilities described above are repayable within a period of three (3) months of drawdown

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan

Bank loans were comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $9,925 including interest through December 2010 without any balloon payment requirements	$1,458,543	$1,497,047

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $3,782 including interest through December 2010 without any balloon payment requirements	3,770	26,189

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $5,240 including interest through December 2010 without any balloon payment requirements	653,202	675,506

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at June 30, 2011 and December 31, 2010) to BEA Bank payable in monthly installments of $15,406 including interest through December 2010 without any balloon payment requirements	474,359	551,282
Installment loan having a maturity date in June 2026 and carrying an interest rate of 2% per annum over one month HIBOR (0.2064% at June 30, 2011) to DBS Bank payable in monthly installments of $5,024 including interest through December 2010 without any balloon payment requirements	769,232	—

Installment loan having a maturity date in June 2023 and carrying an interest rate of 2% per annum over one month HIBOR (0.2064% at June 30, 2011) to DBS Bank payable in monthly installments of $4,057 including interest through December 2010 without any balloon payment requirements	512,820	—

	$3,871,926	$2,750,024

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan (Continued)

An analysis on the repayment of bank loan as of June 30, 2011 and December 31, 2010 are as follow:

	June 30, 2011	December 31, 2010

Carrying amount that are repayable on demand or within twelve months from June 30, 2011 containing a repayable on demand clause:
Within twelve months	$362,694	$302,346

Carrying amount that are not repayable within twelve months from December 31, 2010 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$740,634	$561,671
After 2 years, but within 5 years	468,714	358,564
After 5 years	2,299,884	1,527,443

	$3,509,232	$2,447,678

	$3,871,926	$2,750,024

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank (formerly Overseas Trust Bank Limited), BEA Bank and Standard Chartered Bank (Hong Kong) Limited (“SCB”), as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $705,641 (HK$5,504,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL, a security interest on a residential property located in Hong Kong owned by City, a related party, a workshop located in Hong Kong owned by Solution, a related party, a security interest on two residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

2.

a fixed cash deposit of $1,382,733 (HK$10,785,318), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from BEA Bank;

3.	an unlimited personal guarantee by Mr. Yang as collateral for loans from SCB;

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10.	Cash Flow Information

Cash paid during the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010

Interest paid	$209,877	$205,869

Income taxes paid	$126,187	$28,337

Non-Cash Activities:
Capital lease obligations incurred when capital
lease were entered for new automobiles	$342,051	$122,213

Income tax provision	$—	$384,271

Note 11.	Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	2,139,766	—	—	2,139,766
Restricted cash	2,088,374	—	—	2,088,374

Total assets	$4,228,140	$—	$—	$4,228,140

Note 12.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended June 30, 2011 and December 31, 2010 since there were no outstanding options at June 30, 2011 and December 31, 2010.

Note 13.	Derivative instruments

As of June 30, 2011, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements have been matured before April 1, 2010.

Note 14.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2011 through August 15, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

None.

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

          On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings, therefore Atlantic become an indirect wholly-owned subsidiary of the Company. The restructuring has no effect on the Company’s financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          As of June 30, 2011, ACL had more than 150 customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Much of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Overview

Net sales

          Net sales are recognized upon the transfer of the legal title of the electronic components to the customers. The quantity of memory products the Company sells fluctuates with changes in demand from its customers. The suggested prices set by our suppliers that we charge our customers are subject to change by us based on prevailing economic conditions and their impact on the market.

          Reduced demand and falling average selling prices caused many semiconductor companies to lose revenue in the second quarter, however, over the three months ended June 30, 2011 we managed to retain our customers and grow our net sales 12.6% from $89,532,290 to $100,777,153.

          As a distributor of Samsung we occasionally bear some of the cost of semiconductor market fluctuations. In the second quarter macro economic conditions contributed to a fall in the average selling price of NAND flash (by approximately 15%). This took the market price beneath the agreed price at which we purchased from Samsung. To avoid the risk of speculating on future prices we sold our NAND flash stock at a loss in the second quarter. As such, for this quarter we report a gross loss of $1,341,887, down from a gross profit of $1,931,270 in the previous quarter.

          Operating expenses for the three months ended June 30, 2011 were $1,539,396 up $388,091 or 33.7% from $1,151,305 for three months ended June 30, 2010; this increase was mainly due to an increase in general and administrative expenses. Other expenses for the three months ended 30 June, 2011 were $46,374, down 19.9% from $57,865 for three months ended June 30, 2010; this $11,491 decrease was mainly due to a decrease in interest expense.

          Net Income for the three months ended June 30, 2011 was a deficit of $2,735,349 down $3,329,244 from a profit of $593,895 for three months ended June 30, 2010.

          We anticipate a revision of our purchase price from Samsung, and a recovery in NAND flash demand. We are optimistic about the Company’s prospects for the second half of the year. We believe as a Samsung distributor of NAND flash for the Hong Kong region our position is strong and this loss can be recovered.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 101.3% for the three months ended June 30, 2011 and approximately 97.8% for the three months ended June 30, 2010. This increase was due to the market price drop below the purchase price from Samsung.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Operating expenses

          Our operating expenses for the three months ended June 30, 2011 and 2010 were comprised of sales and marketing and general and administrative expenses only.

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

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$100,777,153	$89,532,290	$221,768,747	$188,543,352

Cost of sales	(102,119,040)	(87,601,020)	(220,170,503)	(183,785,478)

Gross profit	(1,341,887)	1,931,270	1,598,244	4,757,874

Operating expenses
Selling	(38,160)	(28,586)	(60,490)	(53,388)
General and administrative	(1,501,236)	(1,122,719)	(2,809,776)	(2,180,589)

Income from operations	(2,881,283)	779,965	(1,272,022)	2,523,897

Other income (expenses)	(46,374)	(57,865)	(90,521)	(104,755)

(Loss) income before income taxes provision	(2,927,657)	722,100	(1,362,543)	2,419,142

Income taxes reversal (provision)	192,308	(128,205)	—	(384,271)

Net (loss) income	$(2,735,349)	$593,895	$(1,362,543)	$2,034,871

(Loss) earnings per share - basic and diluted	$(0.10)	$0.02	$(0.05)	$0.07

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Six Months ended June 30, 2011 to the Three and Six Months Ended June 30, 2010

Net Sales

          The following table presents our net sales for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$100,777,153	$89,532,290	12.6%	$221,768,747	$188,543,352	17.6%

          Net sales increased by $11,244,863 or 12.6%, from $89,532,290 for the three months ended June 30, 2010 to $100,777,153 in the three months ended June 30, 2011. For the six months ended June 30, 2011 net sales increased by $33,225,395 or 17.6%, from $188,543,352 in the six months ended June 30, 2010 to $221.768.747. This increase in net sales was mainly due to increase of demand from customers.

Cost of sales

          The following table presents our cost of sales for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$102,119,040	$87,601,020	16.6%	$220,170,503	$183,785,478	19.8%

          Cost of sales increased by $14,518,020, or 16.6%, from $87,601,020 for the three months ended June 30, 2010 to $102,119,040 for the three months ended June 30, 2011. For the six months ended June 30, 2011, cost of sales increased by $36,385,025 or 19.8% as compared to the six months ended June 30, 2011. The increase was mainly due to increase of sales volume and higher cost of sales.

Gross Profit

          The following table presents our gross profit for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$(1,341,887)	$1,931,270	-169.5%	$1,598,244	$4,757,874	-66.4%

          Gross profit decreased by $3,273,157, or 169.5%, from $1,931,270 for the three months ended June 30, 2010 to gross loss $1,341,887 for the three months ended June 30, 2011. For the six months ended June 30, 2011, gross profit decreased by $3,159,630 or 66.4% from $4,757,874 for the six months ended June 30, 2010 to $1,598,244. The decrease in gross profit was mainly due to low market price causing a loss in selling NAND flash memory stock.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Sales and Marketing Expenses

          The following table presents the sales and marketing expenses for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$38,160	$28,586	33.5%	$60,490	$53,388	13.3%

          For the three months ended June 30, 2011, sales and marketing expenses increased $9,574, or 33.5%, as compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, sales and marketing expenses increased by $7,102 or 13.3%, from $53,388 for the six months ended June 30, 2010 to $60,490. Such increase was directly attributable to the increase of sales volume.

General and Administrative Expenses

          The following table presents the general and administrative expenses for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$1,501,236	$1,122,719	33.7%	$2,809,776	$2,180,589	28.9%

          For the three months ended June 30, 2011, general and administrative expenses increased $378,517, or 33.7%, as compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, general and administrative expenses increased $629,187 or 28.9%, from $2,180,589 in the six months ended June 30, 2010 to $2,180,589. The increase was principally attributable to an increase in directors’ remuneration, entertainment, and depreciation expenses.

(Loss) Income from Operations

          The following table presents the income from operations for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$(2,881,283)	$779,965	-469.4%	$(1,272,022)	$2,523,897	-150.4%

          (Loss) Income from operations for the three months ended June 30, 2011 decreased by $3,661,248, or 469.4%, from income $779,965 for the three months ended June 30, 2010 to loss $2,881,283 in the three months ended June 30, 2011. For the six months ended June 30, 2011 decreased by $3,795,919 or 150.4%, loss from operations was $1,272,022 for the six month ended June 30, 2011 compare to $2,523,897 for the six months ended June 30, 2010. Such decrease was mainly due to increase in cost of NAND flash.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Interest Income

          The following table presents the interest income for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$445	$192	131.8%	$897	$285	214.7%

          For the three months ended June 30, 2011, interest income increased $253, or 131.8%, as compared to the three months ended June 30, 2010. For the six months ended June, 2011, interest income increase $612, or 214.7%, as compared to the six months ended June 30, 2010. The increase was due to increase of average bank balance when compared to the same period in 2010.

Interest Expense

          The following table presents the interest expense for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$101,096	$110,705	-8.7%	$209,877	$205,869	1.9%

          For the three months ended June 30, 2011, interest expense decreased by $9,609 or 8.7%, from $110,705 in the three months ended June 30, 2010 to $101,096 in the three months ended June 30, 2011. For the six months ended June 30, 2011, interest expense increased by $4,008 or 1.9%, from $205,869 in the six months ended June 30, 2010 to $209,877 in the six months ended June 30, 2011. These changes were mainly due to the usage of letters of credit by the Company to obtain goods from suppliers during the period.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedge for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$—	$—	$—	$—	$15,410	-100.0%

          There is no currency hedging contracts held by the company for the three months ended June 30, 2011 and June 30, 2010. For the six months ended June 30, 2011, net income on cash flow hedge decreased by $15,410 or 100%, as compared to the six months ended June 30, 2010. The decreases were due to all currency hedging contracts had matured in the first quarter of 2010.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Income Tax Reversal (Provision)

          The following table presents the income tax provision for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$(192,308)	$128,205	-250.0%	$—	$384,271	-100.0%

          Income tax provision decreased by $210,513 or 250% from provision $128,205 for the three months ended June 30, 2010 to reversal $192,308 for the three months ended June 30, 2011. For the six months ended June 30, 2011, income tax provision decreased by $384,271 or 100%, as compared to the six months ended June 30, 2010. The decreases were due to reverse of all HK tax provision as no profit was earned by Atlantic during the period ended June 30, 2011.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of June 30, 2011, we had revolving lines of credit and loan facilities in the aggregate amount of $22,800,108, of which $8,290,250 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2011, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

Net Cash Provided by Operating Activities

          In the six months ended June 30, 2011, net cash provided by operating activities was $6,296,422 while in the six months ended June 30, 2010, net cash used for operating activities was $2,154,110, an increase of $8,450,532. This increase was primarily due to a decrease of accounts receivable, inventories and decrease of accounts payable as of June 30, 2011.

Net Cash Used for Investing Activities

          For the six months ended June 30, 2011, net cash used for investing activities was $4,753,111 while in the six months ended June 30, 2010, net cash used for investing activities was $111,452, an increase in cash used of $4,641,659. This increase was primarily due to the decrease of amounts due from Aristo / Mr. Yang and purchase of property and fixed assets as of June 30, 2011.

Net Cash Used for Financing Activities

          In the six months ended June 30, 2011, net cash used for financing activities was $982,961 while in the six months ended June 30, 2010, net cash provided by financing activities was $3,259,407, an increase of $4,242,368. This increase was due to the increase of bank borrowing for purchase of property as of June 30, 2011 offset by the decrease in bank lines of credit and notes payable.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Inventory Valuation

          Our policy is to value inventories at the lower of cost or market on a part-by-part basis. In addition, we write down unproven, excess and obsolete inventories to net realizable value. This policy requires us to make a number of estimates and assumptions including market and economic conditions, product lifecycles and forecast demand for our product to value our inventory. To the extent actual results differ from these estimates and assumptions, the balances of reported inventory and cost of products sold will change accordingly. Since Aristo supplies different generations of computer related products, older generation products will sell more slowly owing to lower market demand. According to the management experience and estimation of the actual market situation, old generation products carrying on hand for ten years will have no re-sell value. Therefore, these inventories on hand over ten years will be written off by Aristo immediately.

Allowance for Doubtful Accounts.

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could be changed and impact our reported results.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

          In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

          In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

          In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2011, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, based on their evaluation as described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 which discloses the following material weaknesses:

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

          As of June 30, 2011, we had not completed the remediation of any of these material weaknesses.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: August 15, 2011	By:	/s/ Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer