Form 10-Q/A
period 2011-06-30
ACL SEMICONDUCTORS INC
filed 2011-09-06
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Yes ☑   No ☐

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

Yes ☐   No ☑

The Registrant had 28,925,436 shares of common stock outstanding as of August 31, 2011.

Explanatory Note

This Amendment No. 1 to ACL Semiconductors Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Company’s unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the Company’s unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the Company’s consolidated financial statements (unaudited).

The Amendment also amends the Form 10-Q filed on August 15, 2011, to make two corrections on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010. The item for Advanced from Aristo / Mr. Yang for the six months ended June 30, 2010 was incorrectly stated as $4,650,985, and has been revised to $4,646,268 in this Amendment. Also, the item for Advanced to Aristo / Mr. Yang for the six months ended June 30, 2010 was incorrectly stated as $(4,646,268), and has been revised to ($4,650,985) in this Amendment.

Furthermore, in our Management’s Discussion and Analysis section, we had previously stated that net cash used for investing activities for the six months ended June 30, 2010 was $111,452. This figure has been revised to $120,886 in the Amendment.

This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	5,392,581	4,646,268
Advanced to Aristo / Mr. Yang	(8,501,163)	(4,650,985)
Increase of restricted cash	—	(1,870)
Cash proceeds from sale of fixed assets	107,692	81,154
Purchases of property and fixed assets	(1,752,221)	(195,453)

Net cash used for investing activities	(4,753,111)	(120,886)

Cash flows provided by (used for) financing activities:
Net borrowings (repayments) on lines of credit and notes payable	(1,409,179)	3,631,731
Principal payments to bank	(605,797)	(158,159)
Borrowing from bank	1,282,051	—
Principal payments under capital lease obligation	(250,036)	(214,165)

Net cash provided by (used for) financing activities	(982,961)	3,259,407

Net increase in cash and cash equivalents	560,350	984,411

Cash and cash equivalents, beginning of period	1,579,416	2,001,805

Cash and cash equivalents, end of period	$2,139,766	$2,986,216

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

Net Cash Used for Investing Activities

          For the six months ended June 30, 2011, net cash used for investing activities was $4,753,111 while in the six months ended June 30, 2010, net cash used for investing activities was $120,886, an increase in cash used of $4,641,659. This increase was primarily due to the decrease of amounts due from Aristo / Mr. Yang and purchase of property and fixed assets as of June 30, 2011.

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

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibits:

** 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: September 5, 2011	By:	/s/ Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: September 5, 2011	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer