Form 10-Q
period 2011-09-30
ACL SEMICONDUCTORS INC
filed 2011-11-14
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Registrant had 28,925,436 shares of common stock outstanding as of November 14, 2011.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	As of September 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)

Current assets:
Cash and cash equivalents	$1,461,118	$1,579,416
Restricted cash	2,089,041	2,088,374
Accounts receivable, net of allowance for doubtful accounts of $0 for 2011 and 2010	9,710,930	14,195,067
Inventories, net	1,131,023	3,064,567
Other current assets	58,082	117,233

Total current assets	14,450,194	21,044,657

Property, equipment and improvements, net of accumulated depreciation and amortization	9,955,721	8,227,546

Other deposits	78,157	71,564

Amount due from Aristo / Mr. Yang	18,292,025	13,647,827

Total Assets	42,776,097	42,991,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	As of September 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)

Current liabilities:
Accounts payable	$17,508,018	$20,394,399
Accrued expenses	667,456	718,416
Lines of credit and loan facilities	12,163,678	11,153,021
Current portion of long-term debt	4,571,375	2,750,024
Current portion of capital lease	93,937	178,659
Income tax payable	99,267	70,157
Due to stockholders for converted pledged collateral	112,385	112,385
Other current liabilities	63,205	872,811

Total current liabilities	35,279,321	36,249,872

Long-term liabilities
Capital lease, less current portion	225,787	100,915
Deferred tax liabilities	63,245	45,504

Total long-term liabilities	289,032	146,419

Total Liabilities	35,568,353	36,396,291

Stockholders’ equity:
Preferred stock, 20,000,000 share authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010
Common stock - $0.001 par value; 50,000,000 shares authorized; 28,925,436 issued and outstanding as of September 30, 2011 and 28,779,936 December 31, 2010 respectively	28,926	28,780
Additional paid in capital	3,735,677	3,679,077
Retained earnings	3,443,141	2,887,446

Total stockholders’ equity	7,207,744	6,595,303

Total Liabilities and Stockholders’ Equity	42,776,097	42,991,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$74,014,267	$102,295,056	$295,783,014	$290,838,409

Cost of sales	70,292,329	101,344,423	290,462,833	285,129,901

Gross profit	3,721,938	950,633	5,320,181	5,708,508

Operating expenses
Selling	22,918	25,521	83,408	78,909
General and administrative	1,493,833	964,455	4,303,609	3,145,044

Income (loss) from operations	2,205,187	(39,343)	933,164	2,484,555

Other income (expenses)
Rental income	46,987	30,000	114,075	90,000
Interest expense	(162,751)	(105,399)	(372,628)	(311,268)
Management and service income	13,961	10,885	36,757	30,090
Net income on cash flow hedge	—	—	—	15,410
Interest income	667	569	1,564	854
Profit (loss) on disposal of fixed assets	—	—	18,024	(308)
Exchange differences	(7,487)	(5,486)	(23,394)	(20,443)
Miscellaneous	19,097	5,131	45,555	26,609

Income (loss) before income taxes provision	2,115,661	(103,643)	753,117	2,315,499

Income taxes provision (reversal)	197,422	(26,907)	197,422	357,364

Net income (loss)	$1,918,239	$(76,736)	$555,695	$1,958,135

Earnings per share - basic and diluted	$0.07	$—	$0.02	$0.07

Weighted average number of shares - basic and diluted	28,865,338	28,729,936	28,865,338	28,729,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010

Cash flows provided by (used for) operating activities:
Net income	$555,695	$1,958,135

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	336,373	270,426
Change in inventory reserve	(96,154)	186,877
(Gain) loss on disposal of fixed assets	(18,024)	308

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	4,484,139	(5,736,717)
Inventories	2,029,697	2,527,390
Other current assets	59,151	146,286
Other assets	(6,593)	70,937

Increase (decrease) in liabilities
Accounts payable	(2,886,381)	(1,650,285)
Accrued expenses	(50,960)	(187,694)
Income tax payable	29,110	302,991
Other current liabilities	12,942	(261,354)
Deferred tax	17,741	26,036

Total adjustments	3,911,041	(4,304,799)

Net cash provided by (used for) operating activities	4,466,736	(2,346,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	7,497,979	4,486,486
Advanced to Aristo / Mr. Yang	(12,142,177)	(5,482,132)
(Increase) decrease of restricted cash	(666)	(1,870)
Cash proceeds from sale of fixed assets	107,692	81,154
Purchases of fixed assets	(1,812,165)	(207,471)

Net cash used for investing activities	(6,349,337)	(1,123,833)

Cash flows provided by financing activities:
Net borrowings on lines of credit and notes payable	1,010,657	2,520,696
Borrowing from bank	1,923,077	—
Principal payments to bank	(924,274)	(237,308)
Principal payments under capital lease obligation	(301,902)	(298,850)
Cash proceeds from issuance of common stocks	56,745	—

Net cash provided by financing activities	1,764,303	1,984,538

Net decrease in cash and cash equivalents	(118,298)	(1,485,959)

Cash and cash equivalents, beginning of period	1,579,416	2,001,805

Cash and cash equivalents, end of period	$1,461,118	$515,846

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2011. The following table depicts the identity of the subsidiary:

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

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the third quarter of 2011 were $316,224 with accounts receivable of $16,777,738 as of September 30, 2011. The sales to Aristo during the third quarter of 2010 were $1,392,061 with accounts receivable of $12,156,443 as of September 30, 2010. For fiscal year 2010, sales to Aristo were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $96,154 during the first nine months of 2011 and decreased by $186,877 for the same period of 2010. Inventory obsolescence reserves totaled $416,966 as of September 30, 2011 and $513,120 as of December 31, 2010.

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

The Company did not have any interest and penalty recognized in the income statements for the period ended September 30, 2011 and September 30, 2010 or balance sheet as of September 30, 2011 and December 31, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009 and 2010 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010 and 2010/11 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

(l)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$). The consolidated financial statements are translated into United States dollars from HK$ with a ratio of US$1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $2,120 and $4,642 as of September 30, 2011 and 2010 respectively.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(t)	Recently implemented standards (Continued)

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Note 3.	Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Finished goods	$1,547,989	$3,577,687

Less allowance for excess and obsolete inventory	(416,966)	(513,120)

Inventories, net	$1,131,023	$3,064,567

The following is a summary of the change in the Company’s inventory valuation allowance:

	September 30, 2011	December 31, 2010

Inventory valuation allowance, beginning of the year	$513,120	$347,133

Obsolete inventory sold	(96,154)	(30,215)

Additional inventory provision	0	196,202

Inventory valuation allowance, end of the year	$416,966	$513,120

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Land and Buildings	$9,375,558	$7,663,340
Furniture and fixtures	32,259	31,230
Office equipment	197,002	191,206
Leasehold improvements	458,121	422,420
Automobiles	825,112	565,412
Machinery	499,614	499,614

Total property and equipment	11,387,666	9,373,222

Less accumulated depreciation and amortization	(1,431,945)	(1,145,676)

Property and equipment, net	9,955,721	8,227,546

Depreciation and amortization expense totaled $172,006 and $115,589 for the three months ended September 30, 2011 and 2010, respectively, and $336,373 and $270,426 for the nine months ended September 30, 2011 and 2010, respectively.

Automobiles include the following amounts under capital leases:

	September 30, 2011	December 31, 2010

Cost	$470,169	$842,698
Less accumulated depreciation	(101,878)	(133,165)

Total	368,291	709,533

Note 5.	Capital Lease Obligation

The Company leases automobiles under four capital leases that expire between October 2012 and December 2015. Aggregate future obligations under the capital leases in effect as of September 30, 2011 are as follows:

Capital Lease

Year ending September 30,
2011	106,579
2012	90,527
2013	154,417

Total minimum lease obligations	351,523

Less amounts representing interest	(31,799)

Present value of future minimum lease payments	319,724

Less current portion of capital lease obligation	(93,937)

Capital lease obligation, less current portion	225,787

Interest expense related to capital leases totaled $5,204, $6,350, $20,109 and $21,322 for the three months ended September 30, 2011 and 2010, and for nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, there were no options outstanding under the Plan.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

As of September 30, 2011 and December 31, 2010, we had an outstanding receivable from Mr. Yang, the President and Chairman of our Board of Directors, totaling $18,292,025 and $13,647,827, respectively. These advances bear no interest and are payable on demand. The receivable due from Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $0 and $3,270 to Solution during the three months ended September 30, 2011 and 2010, respectively, and $4,359 and $9,810 for the nine months ended September 30, 2011 and 2010, respectively.

During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we purchased inventories of $0, $0, $0 and $43,123 respectively from Solution. As of September 30, 2011 and December 31, 2010, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $0 and $1,923 to Systematic Information during the three months ended September 30, 2011 and 2010, respectively, and $2,564 and $5,769 for the nine months ended September 30, 2011and 2010.

During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we received a management fee of $2,038, $2,038, $6,114 and $6,114 respectively from Systematic Information. The management fee was charged for back office support for Systematic Information.

During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we sold products for $172,712, $0, $172,712 and $767,981 respectively, to Systematic Information. As of September 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we sold products for $0, $1,990, $426 and $7,409 respectively, to Global. As of September 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Global.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we received a management fee of $1923, $1,923, $5,769 and $5,769 respectively from Systematic. The management fee was charged for back office support for Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we sold products for $28,162, $3,519, $40,426 and $8,739 respectively, to Atlantic Storage. As of September 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Atlantic Storage.

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, we received a management fee of $0, $3,846, $6,410 and $8,974 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of September 30, 2011 and December 31, 2010, there were no outstanding accounts receivables from Kasontech.

Transactions with City Royal Limited

Mr. Yang is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at September 30, 2011 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$4,230,769		$2,429,777	$1,800,992
Import/Export Loan	9,743,590		9,733,901	9,689

	$13,974,359		$12,163,678	$1,810,681

Bank Loans	4,571,375	(a)	4,571,375	0
Overdraft	346,154	(b)	308,563	37,591
Letter of Guarantee	384,615	(c)	384,615	0

	$19,276,503		$17,428,231	$1,848,272

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to USD3,778,972 with a tax loan of USD792,403. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD792,403, bearing an interest rate of 2% to 2.54 per annum below the Hong Kong Prime Rate.

(b) Including on cash and cash equivalents
(c) Guarantee granted to a supplier, no accounting entry make on the book

With the exception of the $384,615 letter of guarantee issued by DBS Bank, which will expire on October 31, 2011, amounts borrowed by the Company under the revolving lines of credit and loan facilities described above are repayable within a period of three (3) months of drawdown

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan

Bank loans were comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $9,925 including interest through September 2011 without any balloon payment requirements	$1,439,198	$1,497,047

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $3,782 including interest through September 2011 without any balloon payment requirements	0	26,189

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2011 and December 31, 2010) to DBS Bank payable in monthly installments of $5,240 including interest through September 2011 without any balloon payment requirements	641,984	675,506

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at September 30, 2011 and December 31, 2010) to BEA Bank payable in monthly installments of $14,877 including interest through September 2011 without any balloon payment requirements	435,897	551,282

Installment loan having a maturity date in June 2026 and carrying an interest rate of 2% per annum over one month HIBOR (0.21% at September 30, 2011) to DBS Bank payable in monthly installments of $5,026 including interest through September 2011 without any balloon payment requirements	758,412	0

Installment loan having a maturity date in June 2023 and carrying an interest rate of 2% per annum over one month HIBOR (0.21% at September 30, 2011) to DBS Bank payable in monthly installments of $4,058 including interest through September 2011 without any balloon payment requirements	503,481	0

	$3,778,972	$2,750,024

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan (Continued)

An analysis on the repayment of bank loan as of September 30, 2011 and December 31, 2010 are as follow:

	September 30, 2011	December 31, 2010

Carrying amount that are repayable on demand or within twelve months from September 30, 2011 containing a repayable on demand clause:
Within twelve months	$360,259	$302,346

Carrying amount that are not repayable within twelve months from September 30, 2011 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$710,945	$561,671
After 2 years, but within 5 years	451,579	358,564
After 5 years	2,256,189	1,527,443

	$3,418,713	$2,447,678

	$3,778,972	$2,750,024

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank (formerly Overseas Trust Bank Limited) and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

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

2.

a fixed cash deposit of $1,383,400 (HK$10,790,522), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from BEA Bank;

Note 10.	Cash Flow Information

Cash paid during the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010

Interest paid	$372,628	$311,268

Income taxes paid	$126,187	$28,337

Non-Cash Activities:
Capital lease obligations incurred when capital lease were entered for new automobiles	$342,051	$160,674

Income tax provision	$197,422	$357,364

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	1,461,118	—	—	1,461,118
Restricted cash	2,089,041	—	—	2,089,041

Total assets	$3,550,159	$—	$—	$3,550,159

Note 12.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended September 30, 2011 and December 31, 2010 since there were no outstanding options at September 30, 2011 and December 31, 2010.

Note 13.	Derivative instruments

As of September 30, 2011, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements have been matured before April 1, 2010.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 14.	Common Stock

On August 8, 2011, the company issued 145,500 common shares for $56,745 cash.

Note 15.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2011 through November 13, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

There were no subsequent events occurred from October 1, 2011 through November 13, 2011.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          As of September 30, 2011, ACL had more than 150 customers in Hong Kong and Southern China.

          ACL is in the mature stage of operations. As a result, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document to a large extent represent future expected financial relationships. Many of the cost of sales and operating expenses reflected in our financial statements are recurring in nature.

Overview

Net sales

          In the three months ended September 30, 2011 (“third quarter of 2011”), some of our customers have struggled to compete with the market dominancy of Apple’s smartphones and tablets (Apple accounted for 18.4% of smartphone shipments in the second quarter of 2011 and is expected to account for 74% of tablet shipments in 2011 – IHS iSuppli). Macro economic conditions, particularly in Europe and the United States, have forced many of our customers to switch from export strategies to focus on the domestic PRC market. This has led to temporarily reduced demand for NAND Flash from some of our customers, although the NAND Flash market otherwise remains strong. Net sales for the three months ended September 30, 2011 were $74,014,267, 27.6% down from $102,295,056 for the three months ended September 30, 2010 (“third quarter of 2010”).

          Following difficult selling conditions in the second quarter (due to global macro economic conditions and the March 11 Japan earthquake), we endeavored to negotiate more favorable purchasing prices from our suppliers. A better offering price was achieved at the beginning of the third quarter contributing to a reduction in the cost of sales. Cost of sales decreased by 30.6% from $101,344,423 in the third quarter of 2010 to $70,292,329 in the third quarter of 2011. This led to an increase in gross profit margin from 0.9% in the third quarter of 2010 to 5.0% in the third quarter of 2011. Overall the Company achieved gross profit of $3,721,938 in the third quarter 2011, up 291.5% from $950,633 in the third quarter of 2010.

          Net income for the third quarter of 2011 was $1,918,239, up $1,994,975 from the deficit of $76,736 in the third quarter of 2010.

          Furthermore, the Company’s results in the third quarter mark a significant improvement over the second quarter results. We believe both quarters represent irregular performances as a result of volatility in our market but that over longer time periods the market remains favorable; for the nine months ended September 30, 2011, the Company has achieved gross profit of $5,320,181. We anticipate market volatility to persist into the fourth quarter and for our annual results to be stable.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 95.0% for the three months ended September 30, 2011 and approximately 99.1% for the three months ended September 30, 2010. This 4.1% reduction in cost of goods was due to the renegotiation of a more favorable purchasing price from our suppliers and a reduction in sales turnover to some of our customers.

Operating expenses

          Our operating expenses for the three months ended September 30, 2011 and 2010 consisted of sales and marketing and general and administrative expenses only.

          Sales and marketing expenses consisted primarily of costs associated with advertising and marketing activities.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$74,014,267	$102,295,056	$295,783,014	$290,838,409

Cost of sales	70,292,329	101,344,423	290,462,833	285,129,901

Gross profit	3,721,938	950,633	5,320,181	5,708,508

Operating expenses
Selling	22,918	25,521	83,408	78,909
General and administrative	1,493,833	964,455	4,303,609	3,145,044

Income (loss) from operations	2,205,187	(39,343)	933,164	2,484,555

Other expenses	(89,526)	(64,300)	(180,047)	(169,056)

Income before income taxes provision	2,115,661	(103,643)	753,117	2,315,499

Income taxes provision (reversal)	197,422	(26,907)	197,422	357,364

Net income (loss)	$1,918,239	$(76,736)	$555,695	$1,958,135

Earnings per share - basic and diluted	$0.07	$—	$0.02	$0.07

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Nine Months ended September 30, 2011 to the Three and Nine Months Ended September 30, 2010

Net Sales

          The following table presents our net sales for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$74,014,267	$102,295,056	-27.6%	$295,783,014	$290,838,409	1.7%

          Net sales decreased by $28,280,789 or 27.6%, from $102,295,056 for the three months ended September 30, 2010 to $74,014,267 in the three months ended September 30, 2011. This decrease in net sales was mainly due to a decrease in demand from our customers.

          For the nine months ended September 30, 2011 net sales increased by $4,944,605 or 1.7%, from $290,838,409 in the nine months ended September 30, 2010 to $295,783,014. This increase in net sales was mainly due to an increase in sales volume to the PRC market.

Cost of sales

          The following table presents our cost of sales for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$70,292,329	$101,344,423	-30.6%	$290,462,833	$285,129,901	1.9%

          Cost of sales decreased by $31,052,094, or 30.6%, from $101,344,423 for the three months ended September 30, 2010 to $70,292,329 for the three months ended September 30, 2011. This decrease in cost of sales was mainly due to more favorable purchasing price from our suppliers and a reduction in sales turnover to some of our customers.

          For the nine months ended September 30, 2011, cost of sales increased by $5,332,932 or 1.9% as compared to the nine months ended September 30, 2010. This increase in cost of sales was mainly due to an increase in sales volume and higher cost of sales to us.

Gross Profit

          The following table presents our gross profit for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$3,721,938	$950,633	291.5%	$5,320,181	$5,708,508	-6.8%

          Gross profit increased by $2,771,305, or 291.5%, from $950,633 for the three months ended September 30, 2010 to $3,721,938 for the three months ended September 30, 2011. The increase in gross profit was mainly due to the favorable purchasing price causing a higher profit margin.

          For the nine months ended September 30, 2011, gross profit decreased by $388,327 or 6.8% from $5,708,508 for the nine months ended September 30, 2010 to $5,320,181. This decrease in gross profit was mainly due to decreases in average selling prices caused by high inventory levels and weakened demand caused by to macro economic conditions.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Sales and Marketing Expenses

          The following table presents the sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$22,918	$25,521	-10.2%	$83,408	$78,909	5.7%

          For the three months ended September 30, 2011, sales and marketing expenses decreased $2,603, or 10.2%, as compared to the three months ended September 30, 2010. This decrease was directly attributable to the decrease in sales volume.

          For the nine months ended September 30, 2011, sales and marketing expenses increased by $4,499 or 5.7%, from $78,909 for the nine months ended September 30, 2010 to $83,408. This increase was directly attributable to the increase in sales volume.

General and Administrative Expenses

          The following table presents the general and administrative expenses for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$1,493,833	$964,455	54.9%	$4,303,609	$3,145,044	36.8%

          For the three months ended September 30, 2011, general and administrative expenses increased $529,378, or 54.9%, as compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, general and administrative expenses increased $1,158,565 or 36.8%, from $3145,044 in the nine months ended September 30, 2010 to $4,303,609. These increases were principally attributable to an increase in directors’ remuneration, although there were also increases in entertainment and depreciation expenses.

Income (Loss) from Operations

          The following table presents the income (loss) from operations for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$2,205,187	$(39,343)	5705.0%	$933,164	$2,484,555	-62.4%

          Income from operations for the three months ended September 30, 2011 increased by $2,244,530, or 5705.0%, from loss of $39,343 for the three months ended September 30, 2010 to income of $2,205,187. This increase in income from operations was mainly due to the factors described above.

          For the nine months ended September 30, 2011, income from operations decreased by $1,551,391 or 62.4%, from $2,484,555 for the nine months ended September 30, 2010 to $933,164. This result was due to factors described above.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Interest Income

          The following table presents the interest income for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$667	$569	17.2%	$1,564	$854	83.1%

          For the three months ended September 30, 2011, interest income increased $98, or 17.2%, as compared to the three months ended September 30, 2010. For the nine months ended September, 2011, interest income increase $710, or 83.1%, as compared to the nine months ended September 30, 2010. These increases were due to an increase in the Company’s average bank balance when compared to the same period in 2010.

Interest Expense

          The following table presents the interest expense for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$162,751	$105,399	54.4%	$372,628	$311,268	19.7%

          For the three months ended September 30, 2011, interest expense increased by $57,352 or 54.4%, from $105,399 in the three months ended September 30, 2010 to $162,751.

          For the nine months ended September 30, 2011, interest expense increased by $61,360 or 19.7%, from $311,268 in the nine months ended September 30, 2010 to $372,628. These increases were mainly due to an increase in interest for payments during 2011.

Net Income on Cash Flow Hedge

          The following table presents the net income on cash flow hedges for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$—	$—		$—	$15,410	-100.0%

          There were no currency hedging contracts held by the company for the three months ended September 30, 2011 and September 30, 2010.

          For the nine months ended September 30, 2011, net income from cash flow hedging decreased by $15,410 or 100%, as compared to the nine months ended September 30, 2010. This decrease was due to all of the Company’s currency hedging contracts reaching maturity in the first quarter of 2010.

Income Tax Provision

          The following table presents the income tax provision for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$197,422	$(26,907)	833.7%	$197,422	$357,364	-44.8%

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          Income tax provision increased by $224,329 or 833.7% from reverse $26,907 for the three months ended September 30, 2010 to provision $197,422 for the three months ended September 30, 2011. This increase was due to an increase in estimated Hong Kong taxes payable by Atlantic.

          For the nine months ended September 30, 2011, income tax provision decreased by $159,942 or 44.8%, as compared to the nine months ended September 30, 2010. This decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of September 30, 2011, we had revolving lines of credit and loan facilities in the aggregate amount of $19,276,503, of which $1,848,272 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2011, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Net Cash Provided by Operating Activities

          In the nine months ended September 30, 2011, net cash provided by operating activities was $4,466,736 while in the nine months ended September 30, 2010, net cash used for operating activities was $2,346,664, an increase of $6,813,400. This increase was primarily due to a decrease of accounts receivable and accounts payable as of September 30, 2011.

Net Cash Used for Investing Activities

          For the nine months ended September 30, 2011, net cash used for investing activities was $6,349,337 while in the nine months ended September 30, 2010, net cash used for investing activities was $1,123,833, an increase in cash used of $5,225,504. This increase was primarily due to the increase of amount due from Aristo / Mr. Yang and purchase of property and fixed assets as of September 30, 2011.

Net Cash Provided by Financing Activities

          In the nine months ended September 30, 2011, net cash provided by financing activities was $1,764,303 while in the nine months ended September 30, 2010, net cash provided by financing activities was $1,984,538, a decrease of $220,235. This increase was due to the increase of bank borrowing for purchase of property and tax loan as of September 30, 2011 offset by the decrease in bank lines of credit and notes payable.

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

New Accounting Pronouncements

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

          In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

          In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

          The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

          ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2011, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, based on their evaluation as described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 which discloses the following material weaknesses:

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

          As of September 30, 2011, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2011, the company issued 145,500 restricted common shares for cash in a private placement at $0.39 per share. Total cash proceed $56,745 was raised for working capital. The Company relied on the exemption from registration provided in Regulation S promulgated under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

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

ACL SEMICONDUCTORS INC.

Date: November 14, 2011	By:	/s/Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer