Form 10-K
period 2011-12-31
ACL SEMICONDUCTORS INC
filed 2012-04-16
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

☑ Yes ☐ No

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

☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $2,609,270.04 based upon the closing price of $0.39 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2012 was 29,025,436.

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

          In September 2003, the Company entered into a Share Exchange and Reorganization Agreement with Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic (“Mr. Yang”), and as a result Atlantic became a wholly-owned subsidiary of the Company. In December 2003, the Company changed its name from Print Data Corp. to ACL Semiconductors Inc.

          On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning with fiscal year 2007 under the guidance applicable to variable interest entities.

          On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010, the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to and became a wholly-owned subsidiary of ACL Holdings.

          On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture, ATMD (Hong Kong) Limited (“ATMD”), which will become effective on April 1 2012. ACL Holdings and Tomen are expected to own 30% and 70%, respectively, of the equity interest of ATMD. Upon the consummation of this transaction, ATMD will enter into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) and start to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlantic is expected to discontinue its contractual relationship with Samsung under its distribution agreement. Mr. Yang, the Company’s Chief Executive Officer is expected to be the Chief Executive Officer of ATMD.

          The following is a summary of the material terms of the Agreement, which will be filed with the Company’s quarterly report on Form 10-Q for the period ending March 31, 2012.

          Capital Contribution

          Pursuant to the Agreement, ACL Holdings and Tomen will own 30% and 70%, respectively, of the equity interest of ATMD. The authorized share capital of ATMD is US$10 million, divided into 1 million ordinary shares of US$1.0 per share. 3 million and 7 million shares will be issued to ACL Holdings and Tomen, respectively, upon payments of capital contributions of US$3 million and US$7 million by ACL Holdings and Tomen, respectively.

          Business of ATMD

          ATMD will be engaged in the business of sales and distribution in China, Hong Kong and Macau (collectively, the “Territory”) of certain semiconductors and electronics parts manufactured by Samsung under a certain distribution agreement with SECC. To facilitate its business, ATMD will form a wholly owned subsidiary, to be incorporated in Shenzhen, China (the “PRC Subsidiary”).

          Obligations of Both Parties In Connection With the ATMD’s Business

          In addition to cash contributions, ACL Holding agreed to cause Atlantic to integrate its entire business relating to purchasing semiconductors and electronic parts from SECC and selling them to customers in the Territory as a SECC distributor and to transfer to ATMD its entire clientele (starting from April 1, 2012 (the “Effective Date”)), and Tomen agreed to transfer some or all of its non-Japanese clientele to ATMD starting from the Effective Date. Notwithstanding the foregoing, any outstanding customer agreement existing as of the Effective Date to which either Tomen or Atlantic is bound will continue to be performed by such party. Failure in fulfilling the foregoing respective agreements will give ACL Holdings or Tomen a right to terminate the Agreement in accordance with the terms thereof. Both parties agreed not to be engaged in any business competing with ATMD’s business as set forth in the Agreement.

          Pursuant to the Agreement, Tomen is responsible for securing financing for ATMD when necessary and ACL Holdings is responsible for promoting the sales of Samsung products and developing new customers in the Territory, on a best effort basis. No party is entitled to any fee or compensation with respect to its performance of the foregoing obligations under the Agreement.

          Corporate Governance of ATMD

          The business of ATMD will be managed by the board of directors, which may consist of up to 7 directors, among which 5 directors will be appointed by Tomen and 2 directors will be appointed by ACL Holdings.

          ATMD will have two executive officers, namely, the CEO and CFO. ACL Holding is entitled to appoint one director to be the CEO and Tomen is entitled to appoint one director to be the CFO of ATMD.

          Transfer of Shares of ATMD

          Each party has the right of first refusal in the event the other party proposed to sell its ATMD shares pursuant to the terms of the Agreement.

          Termination of the Agreement

          The Agreement contains ordinary termination causes regarding dissolution or bankruptcy of ACL Holdings, Tomen, ATMD or the PRC Subsidiary. Furthermore, the Agreement provides that either party can terminate the Agreement if (i) the Samsung products ceased to be available to ATMD or (ii) the profitability of ATMD and its PRC Subsidiary is not satisfactory in the opinion of either party, provided a party may not terminate the Agreement based on profitability before the third anniversary of the Agreement

          The establishment of ATMD is expected to solidify ACL’s position as a leading total memory solution provider and marks a key strategic milestone for the company as it broadens its product range to become a one-stop distributor of electronic components. ATMD is expected to offer a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). ACL’s net margin is expected to benefit from the inclusion of higher margin components in ATMD’s product portfolio. Combining ACL’s geographic reach with Tomen’s product range and working capital, ATMD’s revenues are expected to contribute positively to ACL’s revenue growth.

          The Company, in addition to its substantial involvement in the management of ATMD, will continue its business operation as a distributor of memory products in the Greater China region and seek other business opportunities in such field.

Business

          Atlantic is one of the authorized distributors in the Hong Kong and southern region of the People’s Republic of China (“PRC”) (“Southern China”) markets of memory products of Samsung, a wholly-owned subsidiary of Samsung Electronics Co., Ltd., the world’s largest producer of memory chips and a global producer of memory products, pursuant to a distributorship agreement with Samsung (the “Distribution Agreement”) since 1993. Atlantic was established as a Hong Kong corporation in May 1991 by Mr. Yang as a regional distributor of memory products of various manufacturers. In 1993, Samsung appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China and began concentrating its distribution and marketing efforts in Southern China.

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

          Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo sells Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond branded products. Aristo also provides value-added services to its products and resells it to its customers.

          The Company’s business objective is to build the best memory solutions platform for electronics manufacturers in the region. The Company also aims to: (i) provide current market intelligence to Samsung regarding the demand for memory products in the Hong Kong and Southern China markets’ and (ii) secure high-quality Samsung products in order to meet the market demands of individual and corporate users in Hong Kong and Southern China. The Company works closely with Samsung to provide Samsung with up-to-date market information collected from retail channels and corporate users to assist Samsung in planning their production and allocation schedule in advance. The Company’s business strategy is to assist Samsung in implementing their production planning using market intelligence to balance the supply and demand of memory products in the Hong Kong and Southern China markets. Accordingly, the Company maintains and develops a sales and market research team to answer marketing questions from Samsung on a regular basis. In addition, the Company has established distribution channels covering retail outlets and major corporate users in the region which allows those retail or ultimate customers access to a secure stable supply of Samsung’s memory products at competitive prices. The Company is a non-exclusive distributor of Samsung products, and enjoys a guaranteed gross profit margin range of approximately 1.5% to 2% of products sold in the form of sales rebates payable by Samsung.

          Approximately 80% of the Company’s revenues are derived from sales of Samsung memory products. As of December 31, 2011, pricing for the Samsung memory products ranged from approximately $0.50 to $5.00 per product depending on the product specifications.

          The Distribution Agreement has a one-year term. The Distribution Agreement has been renewed more than ten times, most recently on March 1, 2011 and has expired on February 29, 2012. In anticipation of the establishment of ATMD, Samsung has confirmed that the Distribution Agreement with the Company will be extended for a period of 3 to 6 months whilst a similar arrangement will be entered into between Samsung and ATMD.

          Upon the establishment of ATMD, the Company, through its management and security ownership of ATMD, is expected to carry on its services to and business relationship with Samsung. The Company is expected to be able to move horizontally within the Asian electronic components markets and develop vertically within these markets through acquisition of appropriate target companies. The Company intends to leverage its established network of customers to tap into the rapid growth in three key industries in China, namely, computers, consumer electronics; and communication devices.

Products

          The primary products we distribute and sell are described as follows:

          Synchronous Dynamic Random Access Memory (SDRAMs), or mobile SDRAM, are the most widely used semiconductor memory component in computer peripherals such as Hard Disk Drives (HDD), Digital Still Camera (DSC), Modems, ADSL Applications, DVD player, Set-top Box (STB), Digital TV, High Definition TV (HDTV) and Portable Multimedia Players (PMP).

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

          Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although Flash is predominantly used in mobile phones and tablets, it is commonly used in multi-media digital storage applications for products such as MP3 players, DSC, Digital Voice Recorders, USB Disks, Flash Cards, etc. In addition, the Company expects that mobile handsets, particularly smartphones, and tablets to create impressive NAND Flash revenue growth in 2012. Samsung is a major supplier in the world of Flash products. Flash Cards such as micro SD cards, SD cards, and CF cards are widely used for digital cameras, mobile phones, portable game consoles, MP3 players, etc. In the third quarter of 2011, Samsung’s NAND Flash revenue was approximately US$2,003 million, representing 37.5% of NAND Flash’s market share.

          Graphic RAM is a special purpose DDR (GDDR1, GDDR2, GDDR3, GDDR4) that is used in graphic products which require high-speed 3-dimensional calculation performance and a large memory size to be used as data storage buffer for DVD and computer game displays. GDDR4 is currently the fastest graphic memory in volume production.

          LCD panels are a major component in most consumer electronics such as LCD TVs, tablets, smartphones, notebooks, digital phone frames, portable game consoles, etc.

Industry Background

          Memory products are integral to a wide variety of consumer and industrial applications, including: personal computer systems, workstations and servers, and handheld devices such as notebooks, netbooks, tablets, smartphones, e-Readers, etc. A market trend of increasingly high-throughput applications (including, networking, graphics, multimedia etc) is creating demand for high performance memory products. At present, NAND Flash, DDR2 and SDRAM are the dominant memory products used with high-throughput applications and Samsung is the world’s largest developer and manufacturer of these memory products.

Customers

          As of December 31, 2011, the Company had approximately 150 customers in Hong Kong and Southern China, the majority of whom are memory product traders and PC/Servers OEM manufacturers. Other than the Company’s most significant customer who accounted for 71% of the Company’s net sales for the year ended December 31, 2011, no other customer accounted for more than 25% of the Company’s net sales for 2011 and 2010. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company. With the establishment of ATMD, the Company’s existing customer base is expected to be shared with ATMD. The Company will contribute the majority of ATMD’s customers. The Company’s customer base will increase from Tomen’s contribution to ATMD’s customers and from organic growth.

Sales and Marketing

          As of December 31, 2011, the Company employed a total of 11 sales and marketing personnel, each of whom has several years experience in the memory products industry. Eight of these salespeople are stationed in the Company’s headquarters in Hong Kong, and six of them work out of the Company’s China offices. These sales personnel co-operate with key memory product retailers and PC/Servers OEM manufacturers to ensure that clients are supplied promptly with Samsung memory products.

Market Research

          The Company invests significant resources in market research to provide prompt and accurate market intelligence and feedback on a daily, weekly and monthly basis to Samsung in order to assist Samsung’s production planning and product allocation functions and thus maintains a close business relationship with Samsung.

Suppliers

          As of December 31, 2011, the majority of the Company’s distributed products are Samsung memory products. Although there is no written long-term distribution agreement in place with Samsung, since 1993, our procurement operations have been supported by Samsung to ensure that there are enough supplies of memory products according to our monthly sales quota. Samsung allocates quantities of its memory products each year based upon anticipated demand for such products by the customers of Samsung’s various distributors in Hong Kong and the PRC. The distributors that are supported by Samsung provide Samsung with their own annual estimates of product demand. In the event of an unexpected strong demand in the market, in which we exceed our monthly sales quota, there is no assurance that Samsung will be able to supply sufficient memory products to us or other non-exclusive distributors due to Samsung’s global allocation policy. In the event of such a supply shortage, we anticipate that the market prices of memory products will rise and offset any loss of income attributable to our inability to fulfill all of our orders.

          Atlantic primarily relies on Samsung to supply it with memory products for distribution to its clients. Atlantic’s relationship with Samsung is primarily maintained through Mr. Yang, the founder of the Company. With the establishment of ATMD, Samsung is expected to continue its business relationship with the Company through ATMD, and Atlantic is expected to discontinue as Samsung’s distributor upon expiration of its distribution agreement with Samsung in late 2012. Subject to the terms of the joint venture agreement, when Atlantic’s agreement with Samsung expires the Company will evaluate engaging other suppliers.

          In addition to Samsung-branded products, Aristo sells brands such as Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo is not an authorized distributor of any of these brands but instead is a trader of a broad range of products and brands in the computer accessories market.

          In addition to Samsung-branded products ATMD will sell brands such as SAMCO and SMD.

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

          Samsung’s principal competitors for memory product in the Hong Kong and Southern China markets include Toshiba, Hynix and other Taiwanese manufacturers such as Nanya, PSC, Promos, ISSI and ESMT. The Company’s principal competitors also include the five other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets. Samsung may, at its sole discretion, increase the number of distributors of its products in Hong Kong and Southern China which would result in increased competition for the Company.

          The Company believes that ATMD, with an expanded product portfolio, will have competitive advantages over its competitors in Greater China region.

Regulation

          As of December 31, 2011, the Company’s business operations were not subject to the regulations of any jurisdiction other than Hong Kong SAR and the PRC. Although the Company is not formally authorized to do business in the PRC, it has been permitted by the Chinese authorities to establish a representative office in Shenzhen, China to carry out liaison works for its customers in Southern China. The Company executes its sales contracts and delivers its products in Hong Kong for its Chinese customers and there have been no restrictions imposed on the Company by the PRC authorities with respect to the Company’s pursuit of business growth and opportunities in China. The Company’s joint venture, ATMD, will conduct transactions in Hong Kong SAR.

Employees

          As of December 31, 2011, the Company had 42 employees. Of the 42 employees, 11 employees are in sales and marketing, 18 employees are in administration, 5 employees are in engineering, 8 employees are in customer service and liaison. None of the Company employees are represented by labor unions. All of the Company’s employees are full time. Pursuant to the joint venture agreement, the Company is currently in the process of integrating Altantic’s business with ATMD and eventually will move all of Atlantic’s employees in the sales, marketing and engineering departments to ATMD.

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

          We are required to maintain effective internal control over financial reporting under the Sarbanes Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting. Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies. We identified material weaknesses in internal control over financial reporting as more fully discussed in Controls and Procedures at Item 9A of this Annual Report. Currently, we have plans for certain remediation actions, but they will take time to implement because of their cost. There can be no assurance when remediation will be complete, if at all. Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal control over financial reporting relating to the identified material weaknesses that it will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

If our relationship with Samsung is terminated, we may not be able to continue operations.

          We rely ultimately on Samsung to provide us with memory products for distribution to our clients, though, with the consent of Samsung, we can purchase the required memory products from other Samsung distributors. Upon the establishment of ATMD, we will be continuing our business relationship with Samsung through ATMD. Our relationship with Samsung is primarily maintained through our Chief Executive Officer and Chairman Mr. Yang, who has verbally agreed to remain with us. If our relationship with Samsung is terminated or if Mr. Yang terminates his employment with us, we may be unable to replace or retain Samsung on favorable terms.

          Although Samsung has renewed our distribution agreement in the past, no assurances can be given that Samsung will definitely renew the distribution Agreement with us (or, subsequent to the establishment of the joint-venture with Tomen, ATMD). In addition, even if such agreement is renewed, no assurance can be given that the terms will be satisfactory to us.

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

          Samsung manufactures products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production. From time to time, we have experienced minor disruptions in product deliveries from Samsung and we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in loss of revenues or affect our customer relationships. Additionally, any future health-related disruptions at Samsung’s manufacturers or other key suppliers could affect its ability to supply us with products in a timely manner, which would harm our results of operations.

We are heavily dependent on our largest supplier, Samsung, and factors affecting Samsung could have a great impact on our business operations.

          Samsung is one of our largest suppliers of memory products and therefore any factors that impact Samsung could have a great impact on our business operations. For example, Samsung relies heavily on silicon wafer producers to produce the raw material, silicon wafers, for its products that we distribute, therefore, earthquakes, typhoons or other natural disasters in areas where silicon wafer are produced would Samsung’s supply of silicon wafers, which in turn, would negatively impact our business, financial condition, and operational results. For example, the recent earthquake and tsunami in Japan have adversely impacted Samsung’s suppliers located in Japan and its ability to source parts from companies located in Japan.

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

          Global economic conditions and the effects of military or terrorist actions may cause significant disruptions to worldwide commerce. If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our results of operations, cash flows and financial condition could be adversely affected. There is a risk that the events in Japan could negatively affected semiconductor markets, and may continue to have severe and unpredictable effects on the price of certain raw materials in the future. In addition, our ability to raise capital for working capital purposes and ongoing operations is dependent upon ready access to capital markets. During times of adverse global economic and political conditions, accessibility to capital markets could decrease. If we are unable to access the capital markets over an extended period of time, we may be unable to fund operations, which could materially adversely affect our results of operations, cash flows and financial condition.

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

          One shareholder, Mr. Yang, our Chief Executive Officer and Chairman of the Board of Directors, holds approximately 76.4% of our outstanding Common Stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

If ATMD is not successful the Company’s financial conditions will be materially adversely affected.

          On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture (the “Joint Venture Agreement”), ATMD, which will become effective on April 1 2012. ACL Holdings and Tomen are expected to own 30% and 70%, respectively, of the equity interest of ATMD.

          Upon the consummation of this transaction, ATMD will enter into a distribution agreement with Samsung and start to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlantic will discontinue its contractual relationship with Samsung under its distribution agreement. Since the Joint Venture Agreement contains non-compete provisions that prohibit ACL Holdings from working with ATMD’s suppliers, ACL will be limited in future business as a distributor of semiconductor products. In addition, pursuant to the Joint Venture Agreement, Atlantic will transfer to ATMD its existing customer base and employees in the sales and engineering departments, which for an indefinite period of time will materially affect Atlantic’s ability to generate significant revenues other than from ATMD. The Company may consider engaging suppliers that do not have a business relationship with ATMD, as well as exploring other business opportunities such as acquiring suitable target companies to broaden its business portfolio. However, there is no assurance that the Company may succeed in doing so or achieving and maintaining its profitability.

          As Tomen will own a majority interest in ATMD and exercises voting control over most matters put to a vote of stockholders, the votes cast by Tomen may not be in the best interests for ACL’s stockholders. Tomen also has the right to appoint 5 directors out of a total number of 7 board members of ATMD and thereby control ATMD. Even though Mr. Yang, the Company’s Chief Executive Officer will be the initial Chief Executive Officer of ATMD, there is no assurance that the board of the ATMD will not replace him or be able to operate ATMD profitably. In the event we discontinue our involvement in the management of ATMD for any reason, we cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

          The joint venture with Tomen is a new business model that we adopted and there is no assurance such model will be successful in the future. The joint venture may be terminated by either shareholder without other party’s prior consent if (i) the Samsung products ceased to be available to ATMD or (ii) the profitability of ATMD and its PRC Subsidiary is not satisfactory in the opinion of either party, provided a party may not terminate the Agreement based on profitability before the third anniversary of the Agreement. In the event the joint venture is terminated for any reason, there is no assurance that we may obtain full recovery of our contribution and investment, nor is there any assurance that the Company may continue to work with Samsung and resume as its authorized distributor. In the event the joint venture is terminated and we cannot again become a distributor of Samsung, the Company’s financial conditions and operations will be materially affected.

          The Joint Venture Agreement provides that each party to the agreement will bear the excess liabilities in proportion to their percentage interests in the event the joint venture does not have sufficient assets to repay its debts upon liquidation. Since Tomen controls the board of ATMD and has broad powers to incur debts, if ATMD does not have sufficient assets to cover such debts upon liquidation, the Company will be responsible for part of the debts even though it did not control management of ATMD. The assumption of such liabilities may also have negative impact on the Company’s financial conditions.

          Lastly, pursuant to the Joint Venture Agreement, the Board of ATMD has the power to prohibit any transfer of the shares. As the Board is controlled by Tomen, Tomen may, in its sole discretion, deny any sale of ATMD shares held by ACL Holdings.

Our stock price has been volatile and may fluctuate in the future.

          There has been significant volatility in the market prices of publicly traded shares in computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to December 31, 2011, the closing price of our Common Stock fluctuated from a per share high of $3.00 to a low of $0.06 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock;

(2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

          We are authorized to issue 50,000,000 shares of Common Stock. As of December 31, 2011, there were 29,025,436 shares of our Common Stock issued and outstanding.

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

          We lease a warehouse unit of approximately 1,070 square feet, which is located at B11, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years expiring on June 30, 2013, with monthly rentals of HK$11,500 (approximately US$1,474).

          We lease a warehouse unit of approximately 873 square feet, which is located at B13, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years, expiring May 10, 2012 with monthly lease payments of HK$8,000 (approximately US$1,026).

          We lease an office unit of approximately 2,682.9 square feet, which is located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is for three years expiring on February 23, 2013 with monthly lease payments of RMB20,122 (approximately US$3,417).

          We own an investment property of approximately 3,000 square feet, which is located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong. The current lease is for two years expiring on December 31, 2012 with monthly lease income of HK$64,000 (approximately US$8,205).

          We own a property of approximately 3,000 square feet that is used for Mr. Yang’s personal residence and is located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong.

          Aristo owns an investment property of approximately 2,670 square feet, which is located at House 19, Casas Domingo, 8 Kam Ka Street, Sheung Shui, New Territories, Hong Kong with 2 parking lots namely No. 39 and No. 40 of the estate. The current lease is for three years expiring on March 14, 2014 with monthly lease income of HK$23,500 (approximately US$3,013).

          Aristo owns an investment property of approximately 2,521 square feet, which is located at House 56, Casa Marina II, 1 Lo Ping Road, Tai Po, New Territories, Hong Kong.

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

Item 4.	Mine Safety Disclosure

          Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	High	Low
Fiscal Year ended December 31, 2011:
Quarter ended December 31, 2011	$0.51	$0.07
Quarter ended September 30, 2011	$0.39	$0.23
Quarter ended June 30, 2011	$0.46	$0.32
Quarter ended March 31, 2011	$0.60	$0.28

Fiscal Year ended December 31, 2010:
Quarter ended December 31, 2010	$0.53	$0.25
Quarter ended September 30, 2010	$0.70	$0.39
Quarter ended June 30, 2010	$0.60	$0.45
Quarter ended March 31, 2010	$0.70	$0.41

          Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

          As of March 29, 2012, the last reported sale price of our Common Stock, as reported by Yahoo Finance, was $0.24 per share.

          As of March 29, 2012, there were approximately 450 holders of record of our Common Stock.

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

          As of December 31, 2011, there were no options outstanding under the Plan.

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

          As of December 31, 2011, we had approximately 150 customers in Hong Kong and Southern China.

          Depending on the product specifications, pricing for the Samsung memory products range from approximately $0.50 to $5.00. We sell our products in Hong Kong and Southern China and do not anticipate selling our products outside of these regions in the foreseeable future.

          For the years ended December 31, 2011 and 2010, the largest 5 customers accounted for 86% and 73% of our net sales, respectively. As of December 31, 2011, we had net current liabilities of $10,383,415 and accumulated earnings of $1,180,299. We generated net sales of $368,949,999 for the year ended December 31, 2011 and recorded a net loss of $1,707,147. In addition, during the year ended December 31, 2011, net cash used for operating activities amounted to $9,945,170, net cash provided by investing activities amounted to $6,233,947, net cash provided by financing activities amounted to $2,804,626.

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

          Net sales for the fiscal year 2011 were $368,949,999, down $39,812,129 or 9.7% from $408,762,128 in the 2010 fiscal year. This reduction is largely a reflection of the weak and volatile global economic conditions that have been present this year. Many electronics industries were also affected by supply chain difficulties caused by the March 11th Japan Earthquake, this created additional volatility and weakness in the markets for semiconductors. To reduce risks associated with holding price sensitive inventories in a volatile market, the Company adopted a quick sale strategy (mainly through promotional price reduction) to maximize its products’ turnover. The deteriorated market conditions during the last year caused a decrease in the average selling price of semiconductors, which further affected the Company’s revenues. The Company’s gross profit for the fiscal year 2011 was $6,174,759, a decrease of $1,214,563 or 16.4%, from $7,389,322 in the fiscal year 2010. Gross profit margin for fiscal year 2011 eased to 1.67% from 1.81% in fiscal year 2010. These results are largely due to reduced average selling prices of semiconductors as a result of weakened global economic conditions, DRAM in particular has been affected by declining prices (down approximately 27%).

          Operating expenses increased from $4,868,176 in 2010 to $7,338,508 in 2011, this was largely due to increased general and administrative expenses, such as entertainment costs and allowance for doubtful accounts. The Company expects to keep operating expenses for 2012 at approximately the same level as 2011. Income before tax in the fiscal year 2011 was down to loss $1,509,725 from $2,322,676 in the fiscal year 2010 due to the Company’s reduced gross profits combined with an increase in general and administrative expenses.

          The Company recorded a net loss of $1,707,147 for the fiscal year 2011, down $3,640,408 or 188.3%, from $1,933,261 in the fiscal year 2010. This result was due to the allowance in the doubtful accounts and the reflection of current global economic conditions. On average, the Company sold its products at a reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the deteriorated market conditions, and it caused a decrease in our gross profit margin and net income.

          The Company anticipates demand driven revenue growth for NAND Flash in 2012, due to continued expansion in the smartphone and tablet markets. DRAM revenue is expected to remain influenced by global economic conditions. First quarter results are expected to be down due to an early Chinese New Year.

          In 2012 the Company will be entering into a joint venture with Tomen Devices Corporation, another major semiconductor distributor (please see Item 1 “Business” Section, “Note 16. Subsequent Events” and the Current Report on Form 8-K filed with the Commission on March 29, 2012). We believe this joint venture will provide several strategic advantages and lead to significant sustained revenue growth for the Company.

Cost of Sales

          Cost of revenues consists of costs of goods purchased from our principal supplier, Samsung and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of our customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply. Nevertheless, our procurement operations are supported by Samsung, although there is no written long-term supply agreement in place between our Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 98.3% for the year ended December 31, 2011 and approximately 98.2% for the year ended December 31, 2010.

Operating Expenses

          Our operating expenses for the years ended December 31, 2011 and 2010 were comprised of sales and marketing, general and administrative expenses.

          Selling and marketing expenses consisted primarily of costs associated with transportation and marketing activities.

          General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to remain at approximately the same level in 2012. Sales and marketing costs are expected to fluctuate due to the addition of sales personnel and various marketing activities planned throughout the year.

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

Impairment of long-lived assets

          We account for impairment of property, plant and equipment in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Results of Operations

          The following table sets forth audited consolidated statements of operations data for the years ended December 31, 2011 and 2010 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31, (US$)
	2011	2010

Net sales	$368,949,999	$408,762,128
Cost of sales	(362,775,240)	(401,372,806)
Gross profit	6,174,759	7,389,322

Operating expenses:
Sales and marketing	(116,459)	(113,772)
General and administrative	(7,338,508)	(4,754,404)

Total operating expenses	(7,454,967)	(4,868,176)

Income (loss) from operations	(280,208)	2,521,146
Other income (expenses)	(229,517)	(198,470)

Income before income taxes provision	(1,509,725)	2,322,676
Income taxes provision	(197,422)	(389,415)

Net income	$(1,707,147)	$1,933,261

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales

Year Ended December 31,
2011	2010	% Change

$368,949,999	$408,762,128	-9.7%

          Sales decreased by $39,812,129 or 9.7% from $408,762,128 for the year ended December 31, 2010 to $368,949,999 for the year ended December 31, 2011. This decrease was largely due to weaker conditions in the global economy and electronics industries which led to lower average selling prices of semiconductors. On average, the Company sold its products at a reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the deteriorated market conditions during last fiscal year, and it caused a decrease in our gross profit margin and net income.

Cost of Sales

Year Ended December 31,
2011	2010	% Change

$362,775,240	$401,372,806	-9.6%

          Cost of sales decreased by $38,597,566 or 9.6%, from $401,372,806 for the year ended December 31, 2010 to $362,775,240 for the year ended December 31, 2011. The decrease was mainly due to a decrease in sales volume.

Gross Profit

Year Ended December 31,
2011	2010	% Change

$6,174,759	$7,389,322	-16.4%

          Gross profit decreased by $1,214,563 or 16.4% from $7,389,322 for the year ended December 31, 2010 to $6,174,759 for the year ended December 31, 2011. The gross profit percentage decreased to 1.7% of revenue for the year ended December 31, 2011 compared to 1.8% of revenue for the year ended December 31, 2010. The decrease in gross profit was due to reduced Net Sales and reduced average selling prices.

Sales and Marketing Expenses

Year Ended December 31,
2011	2010	% Change

$116,459	$113,772	2.4%

          Sales and marketing expenses increased by $2,687, or 2.4%, from $113,772 for the year ended December 31, 2010 to $116,459 for the year ended December 31, 2011. This increase was mainly due to an increase in transportation expenses during the year 2011. We expect the sales and marketing expenses for the year ended December 31, 2012 to remain at approximately the same level as the year ended December 31, 2011.

General and Administrative Expenses

Year Ended December 31,
2011	2010	% Change

$7,338,508	$4,754,404	54.4%

          General and administrative expenses increased by $2,584,104 or 54.4% from $4,754,404 for the year ended December 31, 2010 to $7,338,508 for the year ended December 31, 2011. This increase was primarily attributable to an increase in directors’ remuneration, although there were also increases in entertainment and depreciation expenses and allowances for doubtful debts during the year 2011. We intend to continue to keep general and administrative expenses for the year ended December 31, 2012 at approximately the same level as the year ended December 31, 2011.

Income (loss) from Operations

Year Ended December 31,
2011	2010	% Change

$(1,280,208)	$2,521,146	-150.8%

          Loss from operations was $1,280,208 for the year ended December 31, 2011 compared to income $2,521,146 for the year ended December 31, 2010, a decrease of $3,801,354. This decrease was mainly due to a decrease in gross profit and an increase in general and administrative expenses.

Interest Expense

Year Ended December 31,
2011	2010	% Change

$555,306	$416,846	33.2%

          Interest expense increased $138,460 or 33.2%, from interest expense of $416,846 in the year ended December 31, 2010, to $555,306 in the year ended December 31, 2011. This increase was mainly due to increased interest payments during the year 2011. We expect to keep interest expenses for the year ended December 31, 2012 at approximately the same level as in the year ended December 31, 2011.

Net Income on Cash Flow Hedge

Year Ended December 31,
2011	2010	% Change

$—	$15,410	-100.0%

          Net income on cash flow hedge decreased by $15,410 or 100%, as compared to the year ended December 31, 2010. This decrease was due to all of the Company’s currency hedging contracts reaching maturity in the first quarter of 2010.

Interest Income

Year Ended December 31,
2011	2010	% Change

$1,908	$1,280	49.1%

          Interest income increased by $628 or 49.1% from $1,280 in the year ended December 31, 2010 to $1,908 in the year ended December 31, 2011. This increase was due to an increase in the Company’s average bank balance when compared to the year 2010

Income Tax Provision

Year Ended December 31,
2011	2010	% Change

$197,422	$389,415	-49.3%

          Income tax provision decreased by $191,993 or 49.3% from $389,415 for the year ended December 31, 2010 to $197,422 for the year ended December 31, 2011. This decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic. The effective income tax rate is 15.4% for 2011 as compared to 17% for 2010.

Net (loss) Income

Year Ended December 31,
2011	2010	% Change

$(1,707,147)	$1,933,261	-188.3%

          Our net (loss) income decreased by $3,640,408 from income of $1,933,261 for the year ended December 31, 2010 compared to loss of $1,707,147 for the year ended December 31, 2011. This decrease was mainly due to a decrease in gross profit and an increase in general and administrative expenses.

Liquidity and capital resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of December 31, 2011, the Company had revolving lines of credit and loan facilities in the aggregate amount of $19,035,394, of which $1,431,992 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 7 and 8 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

          Our ability to draw down under our various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. Accordingly, on a case by case basis, we may elect to terminate or not renew several of our credit facilities if significant reduction in our available short term borrowings that we do not deem it is commercially reasonable. The Company has obtained a $20 million purchase credit from Samsung. The Company plans to raise $30 million from the capital markets in order to pursue certain acquisitions.

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

          Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations. The establishment of ATMD will not affect our liquidity and capital resources, as pursuant to the joint venture agreement, Tomen will be responsible for the financing of ATMD’s operations.

Net Cash Used for Operating Activities

          In the year ended December 31, 2011, net cash used for operating activities amounted to $9,945,170 while net cash used for operating activities in the year ended December 31, 2010, amounted to $39,852, an increase of $9,905,318. This increase was primarily due to a $2,530,080 decrease in operating income, a $11,561,849 increase in accounts receivable and a $3,375,491 increase in inventory, which was partially offset by a $6,859,250 increase in accounts payable, etc.

Net Cash Provided by Investing Activities

          In the year ended December 31, 2011, net cash provided by investing activities amounted to $6,233,947 while net cash used for investing activities in the year ended December 31, 2010, amounted to $2,640,845, an increase of $8,874,792. This increase was primarily due to an increase in purchases of property and fixed assets, and decrease in amount due from Aristo / Mr. Yang in 2011.

Net Cash Provided by Financing Activities

          In the year ended December 31, 2011, net cash provided by financing activities amounted to $2,804,626.while net cash provided by financing activities in the year ended December 31, 2010, amounted to $2,258,308, an increase of $546,318. This increase was due to an increase in the Company’s borrowings on certain bank lines of credit and notes payable and due to purchase of property and tax loan borrowing.

Contractual Obligations

          The following table presents our contractual obligations as of December 31, 2011 over the next five years and thereafter:

Payments by Period

	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$478,316	$198,353	$153,040	$126,923	$—
Capital Leases	339,806	109,872	229,934	—	—
Line of credit and notes payable – short-term	13,642,578	13,642,578	—	—	—
Bank Loans	4,170,009	4,170,009	—	—	—

Total Contractual Obligations	$18,630,709	$18,120,812	$382,974	$126,923	$—

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

          Amounts due from Aristo / Mr. Yang represented Aristo transactions with various related parties of Mr. Yang.

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

New Accounting Pronouncements

          In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

          In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

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

          In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

          In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the “Patient Protection and Affordable Care Act,” as amended by the “Health Care and Education Reconciliation Act.” ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

          ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

          In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

          In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

          In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

          In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

          In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

          In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2011, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

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

          In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2011, the company’s internal control over financial reporting was not effective based on those criteria.

          Management’s evaluation was retrospective and conducted as of December 31, 2011, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2011 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2011 due to the following material weaknesses:

          Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•

Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 9A;

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

          Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 of Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, is a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

          As of December 31, 2011, we had not completed the remediation of any of these material weaknesses.

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

          Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. The discussion above in this Item 9A includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

          We are committed to improving our internal control processes and will continue to diligently review our internal control over financial reporting and our disclosure controls and procedures. The failure to implement adequate controls may result in deficient and inaccurate reports under the Exchange Act.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quartered ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers, as of December 31, 2011, and their biographical information are set forth below:

NAME	AGE	POSITION

Chung-Lun Yang	50	Chairman of the Board of Directors and Chief Executive Officer
Kenneth Lap-Yin Chan	49	Director and Chief Operating Officer
Kun Lin Lee	46	Director and Chief Financial Officer
Ming Yan Leung	43	Chief Technology Officer
Man Sing Lai	43	Director
Ho Man Yeung	56	Director
Wing Sun Leung	48	Director
Hung Ming Joseph Chu	56	Director

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

          Kenneth Lap-Yin Chan, Director and Chief Operating Officer. Mr. Chan became a Director and Chief Operating Officer on June 11, 2010. Mr. Chan was previously serving the Company as the Chief Financial Officer since September 30, 2003. Mr. Chan has been with Atlantic since 2001 serving as Financial Controller. From 1988 to 2001, Mr. Chan worked for a number of banks in Hong Kong, including Standard Chartered Bank, Dao Heng Bank and Asia Commercial Bank. He has more than 12 years of experience in corporate and commercial finance, based on which he was chosen to be a member of the board. Mr. Chan graduated from the University of Toronto in 1986 with a Bachelor’s Degree in Commerce.

          Kun Lin Lee, Director and Chief Financial Officer. Mr. Lee became a Director and Chief Financial Officer on June 11, 2010. Prior to appointment as the Company’s Chief Financial Officer, Mr. Lee held various executive positions, including VP Finance/Business Development at the Company from November, 2009 to May 2010 and Director of Internal Audits, at Sigma Designs Inc and Catalyst Semiconductor from May, 2006 to May, 2007 and April, 2005 to October 2006, respectively where he oversaw its finance, strategy, business development, regulatory compliance and risk management. Mr. Lee started his public accounting career with Arthur Andersen in December, 1997 and later joined BDO Siedman in December, 2004. He later joined an investment banking firm VIA, Inc. servicing semiconductor clients in merger & acquisition, business valuation, and fundraising. Mr. Lee received his B.B.A. degree in Finance from University of Hawaii at Manoa, and his MS from Golden Gate University. In addition, Mr. Lee is a Certified Public Accountant, Certified Information Technology Professional, Certified Financial Forensic Accountant and a graduate of CalCPA Leadership Institute. Mr. Lee was chosen to be a member of the board based on his wealth of experience in business management and corporate governance.

          Ming Yan Leung, Chief Technology Officer. Mr. Leung was appointed as our Chief Technology Officer on June 11, 2010. Prior to joining the Company, Mr. Leung was Chief Architect Officer of RV Technology Ltd., where he oversaw various mobile solutions and services for enterprises and end users. In 1997, Mr. Leung ran the banking solution team at the Tech-Trans Group where he led the implementation of SWIFT-related solution for various banking institutes and a mobile workforce system for an electricity supply company. Mr. Leung holds a Masters in Engineering Management from the University of Technology, Sydney, and a Postgraduate degree in Investment Decision Making from Wuhan University of Technology. Mr. Leung was chosen to be a member of the board based on his experience in managing development and implementation of electronic devices and solutions for more than 10 years.

Man Sing Lai, Director. Mr. Lai became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Mr. Lai has been Chief Financial Officer of Mainland Headwear Holdings Limited since 2008, a headwear manufacturer whose shares are publicly traded on the main board of the Hong Kong Stock Exchange. From 2007 to 2008 Mr. Lai was Financial Controller of J.I.C. Technology Company Limited, a LCD manufacturer whose shares are publicly traded on the main board of the Hong Kong Stock Exchange. From 2001 to 2007, Mr. Lai was the Director of Finance at GVG Digital Technology Holdings (HK) Ltd a DVD player manufacturer in China. Mr. Lai graduated with a BSc in Management Science from the London School of Economics in 1990, a Bachelors of Business in 1994 from the University of Southern Queensland in Australia and a Masters in Business Administration in 2007 from the University of Western Sydney in Australia. Mr. Lai is a member of the HKICPA and CPA Australia. It is base on his extensive experience in business management and corporate governance that Mr. Lai was chosen to be a member of the board.

          Ho Man Yeung, Director. Mr. Yeung became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Mr. Yeung has been a Director of Avnet Sunrise Ltd. since 2002. Avnet Sunrise Ltd. is a subsidiary of Avnet, Inc. [NYSE: AVT] a global distributor of electronic components and devices. Mr. Yeung has over twenty-five years of experience in the electronic distribution industry. It is these experiences and qualifications upon which Mr. Yeung was chosen to be a member of our board. Mr. Yeung graduated from University of Salford with a BSc in Electronics and earned a Certified Diploma of Accounting at Manchester Polytechnic University.

          Wing Sun Leung, Director. Mr. Leung became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Mr. Leung has been Project Director since April 2010 at German Alternative Investment (Shenzhen) Company Co. Ltd. an investment and advisory services firm. From 2007 to 2009, Mr. Leung was Vice President and Senior Consultant at Shenzhen Everich Industrial Co. Ltd., an importer and exporter of electronics. Prior to that, Mr. Leung was Sales Director at Sigmatel Asia Inc., a distributor of electronic components in China and Hong Kong. Mr. Leung has over twenty years of experience in the electronics distribution industry in the United States, China and Hong Kong. Mr. Leung graduated from the Chinese University of Hong Kong with a BSc in Social Science. Based on such professional experience, Mr. Leung was chosen to be a member of the board. This experience will inure to the Company’s benefit as it seeks to expand its business and maintain its profitability.

          Dr. Hung Ming Joseph Chu, Director. Dr. Chu became an Independent Director on January 1, 2011. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HK$10,000). Dr. Chu is Vice President of Global Business Development at Sydaap Technologies Pvt. Ltd. Previously, from 2008, Mr. Chu was Vice President of Mirics Semiconductor, a developer of silicon and software solutions for analog and digital broadcast reception. From 2005 to 2008, Mr. Chu was Vice President and Director of Business Development at Parlex Corp. [NASDAQ: PRLX] now a subsidiary of Johnson Electric. Mr. Chu has over 25 years of experience in the communication and semiconductor industry, with 18 of those years spent focusing on business development and marketing activities in Asia, which qualify him to be chosen as a member of the board. Mr. Chu earned an MSc in Engineering from King’s College of the University of London and is a member of the Chartered Management Institute (formerly known as British Institute of Management).

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

Board Meetings

          During the fiscal year ended December 31, 2011, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2011 attended fewer than 80% of the meetings of the Board of Directors during that year.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2011 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

          The named executive officers for the fiscal year ended December 31, 2011 are: Chung-Lun Yang, our Chief Executive Officer; Kun Lin Lee, our Chief Financial Officer; Kenneth Lap-Yin Chan, our Chief Operating Officer; and Ming Yan Leung, our Chief Technology Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

Tax Implications of Executive Compensation

          Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2011 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2011.

Hedging Policy

          We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

Option Exercises and Stock Vested

          No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2011.

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

Executive Officer Compensation

          The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company for the last two fiscal years ended December 31, 2011 and December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Chung-Lun Yang,	2011	$492,308	1,000,000	—	—	—	—	—	$1,492,308

Chairman of the Board and Chief Executive Officer	2010	$443,590	800,000	—	—	—	—	—	$1,243,590

Outstanding equity awards at fiscal year-end

          None.

Compensation of Directors

          The following table sets forth the Director compensation for service on the Board of Directors of the Company for the fiscal year ended December 31, 2011.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Man Sing Lai	$15,385	—	—	—	—	—	$15,385
Ho Man Yeung	$15,385	—	—	—	—	—	$15,385
Wing Sun Leung	$15,385	—	—	—	—	—	$15,385
Hung Ming Joseph Chu	$15,385	—	—	—	—	—	$15,385
Kun Lin Lee	—	—	—	—	—	—	—
Kenneth Lap-Yin Chan	—	—	—	—	—	—	—

          We compensate our independent directors an amount of HK$10,000 (US$1,282) per month for serving on our board of directors, in addition to reimbursement for out of pocket expenses incurred in attending director meetings. We do not compensate our executive directors for serving on the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2011: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 29,025,436 shares of Common Stock outstanding.

          As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2011. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of	Shares of Common Stock	Percentage of Class

Beneficial Owner	Beneficially Owned	Beneficially Owned(1)

Chung-Lun Yang (2) (3) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	22,185,000	76.4%

Kun Lin Lee (2) (3) 7F, No 16 Huan-her East Road Sec 4, Yuan Ho City, Taipei, Taiwan	50,000	0.2%

Kenneth Lap-Yin Chan (2) (3) Flat B, 8/F., Block 19, South Horizons, Aplei Chau, Hong Kong	0	0.0%

Ming Yan Leung (2) G/F., 11 Ka Fuk Lane, Tuen Mun, New Territories, Hong Kong	0	0.0%

Man Sing Lai (3) Flat B, 23/F., Block 31, Laguna City, Cha Kwo Ling Road, Kwun Tong, Kowloon, Hong Kong	0	0.0%

Ho Man Yeung (3) Block 4, 7/F. Unit B, The Grand Panorama, 10 Robinson Road, Central, Hong Kong	0	0.0%

Wing Sun Leung (3) 5658 Owens Drive, #202, Pleasanton, CA 94588, USA	0	0.0%

Hung Ming Joseph Chu (3) 8D, Block 6, The Sherwood, Tuen Mun, New Territories, Hong Kong	0	0.0%

All Directors and Officers as a Group	22,235,000	76.6%

(1)

Applicable percentage of ownership is based on 29,025,436 shares of Common Stock outstanding as of December 31, 2011, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

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

Transactions with Aristo Technologies Limited / Mr. Yang

          This represented Aristo transactions with various related parties of Mr. Yang.

          As of December 31, 2011 and 2010, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $5,780,400 and $13,647,827, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

          For the years ended December 31, 2011 and 2010, we recorded compensation to Mr. Yang of $1,492,308 and $1,243,590 respectively, and paid $1,492,308 and $1,243,590 respectively to Mr. Yang as compensation for his services.

Transactions with Solution Semiconductor (China) Limited

          Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $4,359 and $13,077 to Solution during the year ended December 31, 2011 and 2010.

          During the years ended December 31, 2011 and 2010, we purchased inventories of $49,421 and $43,123 respectively from Solution. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Solution.

          Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

          Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $2,564 and $7,692to Systematic Information during the years ended December 31, 2011 and 2010.

          During the years ended December 31, 2011 and 2010, we received service charges of $8,154 and $8,154 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

          During the years ended December 31, 2011 and 2010, we sold products for $1,347,148 and $767,981 respectively, to Systematic Information. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Systematic Information.

          A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

          Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2011and 2010, we sold products for $3,325 and $8,292 respectively, to Global. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Global.

          During the years ended December 31, 2011 and 2010, we purchased inventories of $0 and $2,308 respectively from Global. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Global.

Transactions with Systematic Semiconductor Limited

          Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2011 and 2010, we received a management fee of $7,692 and $7,692 respectively from Systematic. The management fee was charged for back office support for Systematic.

Transactions with Atlantic Storage Devices Limited

          Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2011 and 2010, we sold products for $361,698 and $9,589 respectively, to Atlantic Storage. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Atlantic Storage.

          During the years ended December 31, 2011 and 2010, we purchased inventories of $101,790 and $28,800 respectively, from Atlantic Storage. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Atlantic Storage.

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

Transactions with Kasontech Electronics Limited

          Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the years ended December 31, 2011 and 2010, we received a management fee of $7,949 and $12,821 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Kasontech.

Transactions with Aristo Components Limited

          Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. During the years ended December 31, 2011 and 2010, we received a management fee of $12,308 and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

          During the years ended December 31, 2011 and 2010, we sold products for $1,403,064 and $120,282 respectively, to Aristo Comp. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Aristo Comp.

          During the years ended December 31, 2011 and 2010, we purchased inventories of $39,107 and $276 respectively from Aristo Comp. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Aristo Comp.

Transactions with Smart Global Industrial Limited

          Mr. Yang is a director and 50% shareholder of Smart Global Industrial Limited (“Smart”). During the years ended December 31, 2011 and 2010, we sold products for $26,886 and $0 respectively to Smart. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Smart.

Item 14.	Principal Accounting Fees and Services

          The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by Albert Wong & Co. CPA firms during the years ended December 31, 2011 and 2010. Albert Wong & Co. audited our annual financial statements for the year ended December 31, 2011 and 2010.

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$70,000	$58,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$70,000	$58,000

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Albert Wong & Co. CPA firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by Albert Wong & Co. CPA firm includes audited fees for auditing our annual financial statements and interim reviews for the fiscal year 2010 to 2011.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2011 or 2010.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2011 or 2010.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2011 or 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

	(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

	(2)	The financial statements listed in the Index are filed a part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

	(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
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

* Filed herewith

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

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 16, 2012

Chung-Lun Yang

/s/ Kun Lin Lee	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 16, 2012

Kun Lin Lee

/s/ Kenneth Lap Yin Chan	Chief Operating Officer and Director	April 16, 2012

Kenneth Lap Yin Chan

/s/ Man Sing Lai	Director	April 16, 2012

Man Sing Lai

/s/ Ho Man Yeung	Director	April 16, 2012

Ho Man Yeung

/s/ Hung Ming Joseph Chu	Director	April 16, 2012

Hung Ming Joseph Chu

/s/ Wing Sun Leung	Director	April 16, 2012

Wing Sun Leung

ACL Semiconductors Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2011 and December 31, 2010 and
the Years Ended December 31, 2011 and 2010
With Report of Independent Registered Public Accounting Firm

F-1

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel: 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of
ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, consolidated stockholders’ equity and accumulated other comprehensive income and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company does have numerous significant transactions with businesses and affiliates controlled by, and/or with personnel who are related to, the officers and directors of the Company.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
April 16, 2012	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2011	2010

ASSETS
Current assets
Cash and cash equivalents		$678,819	$1,579,416
Restricted cash		2,089,041	2,088,374
Accounts receivable, net of allowance for doubtful accounts of $1,760,709 for 2011 and $0 for 2010		25,756,889	14,195,067
Accounts receivable, related parties		—	—
Inventories, net	3	3,094,267	3,064,567
Other current assets		144,642	117,233

Total current assets		$31,757,658	$21,044,657
Property, plant and equipment, net	4	9,794,517	8,227,546
Other deposits		64,579	71,564
Amounts due from Aristo / Mr. Yang		5,780,400	13,647,827

TOTAL ASSETS		$47,397,154	$42,991,594

LIABILITIES
Current liabilities
Accounts payable		$23,809,295	$20,394,399
Accruals		470,676	718,416
Lines of credit and loan facilities	7	13,642,578	11,153,021
Bank loan	8	3,689,240	2,750,024
Current portion of capital lease	5	109,872	178,659
Income tax payable		(202,068)	70,157
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		509,095	872,811

Total current liabilities		$42,141,073	$36,249,872

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

Long-term liabilities
Capital lease, less current portion	5	$229,934	$100,915
Deferred tax liabilities		63,245	45,504

Total long-term liabilities		293,179	146,419

TOTAL LIABILITIES		$42,434,252	$36,396,291

NET ASSETS		$4,962,902	$6,595,303

Commitments and contingencies		$—	$—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2011 and 2010		—	—

Common stock, $0.001 par value; 50,000,000 shares authorized; 29,025,436 and 28,779,936 shares issued and outstanding as of December 31, 2011 and 2010		29,026	28,780
Additional paid in capital		3,753,577	3,679,077
Retained earnings		1,180,299	2,887,446

TOTAL STOCKHOLDERS’ EQUITY		$4,962,902	$6,595,303

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		2011	2010

	Notes

Net sales		$368,949,999	$408,762,128
Costs of sales		(362,775,240)	(401,372,806)

Gross profit		$6,174,759	$7,389,322
Selling and distribution costs		(116,459)	(113,772)
General and administrative expenses		(7,338,508)	(4,754,404)

Income/(loss) from operation		$1,280,208	$2,521,146
Other income (expenses)
Rental income		159,268	120,000
Interest expenses		(555,306)	(416,846)
Management and service income		48,410	40,974
Net income on cash flow hedge		—	15,410
Interest income		1,908	1,280
Profit on disposals of equipment		13,815	39,564
Exchange differences		2,615	(36,135)
Miscellaneous		99,773	37,283

Income/(loss) before income taxes		$(1,509,725)	$2,322,676

Income taxes	9	(197,422)	(389,415)

Net (loss) income		$(1,707,147)	$1,933,261

Earnings (loss) per share – basic and diluted		$(0.06)	$0.07

Weighted average number of shares – basic and diluted	10	28,839,232	28,741,854

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Retained earnings/ (accumulated losses)	Total

Balance, January 1, 2010	28,729,936	$28,730	$3,658,627	$954,185	$4,641,542
Issue of capital	50,000	50	20,450	—	20,500
Net income	—	—	—	1,933,261	1,933,261

Balance, December 31, 2010	28,779,936	$28,780	$3,679,077	$2,887,446	$6,595,303

Balance, January 1, 2011	28,779,936	$28,780	$3,679,077	$2,887,446	$6,595,303
Issue of capital	245,500	246	74,500	—	74,746
Net loss	—	—	—	(1,707,147)	(1,707,147)

Balance, December 31, 2011	29,025,436	$29,026	$3,735,677	$1,180,299	$4,962,902

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010

Cash flows provided by (used for) operating activities:
Net (loss) income	$(1,707,147)	$1,933,261

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts	1,760,709	—
Depreciation and amortization	479,002	418,611
Change in inventory reserve	196,255	(165,987)
Issuance of common stocks to consultant as:
- professional fee under financial consultant agreement	—	20,500
- professional fee for consultant services	18,000	—
Gain on disposal of fixed assets	(13,815)	(39,564)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	(13,322,530)	(1,760,681)
Inventories	(225,955)	3,149,536
Other current assets	(27,409)	157,118
Other assets	6,985	141,971

Increase (decrease) in liabilities
Accounts payable	3,414,896	(3,444,354)
Accrued expenses	(247,740)	190,834
Income tax payable	(272,225)	(434,921)
Other current liabilities	(21,937)	(232,212)
Deferred tax	17,741	26,036

Net cash provided by (used for) operating activities	$(9,945,170)	$(39,852)

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang	$25,141,461	$6,756,897
Advanced to Aristo / Mr. Yang	(17,274,034)	(9,170,885)
Increase in restricted cash	(667)	(1,870)
Cash proceeds from sales of fixed assets	132,308	122,178
Purchase of property and fixed assets	(1,765,121)	(347,165)

Net cash provided by (used for) investing activities	$6,233,947	$(2,640,845)

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable	$2,489,557	$2,139,208
Principal payments to bank	(1,325,640)	(390,531)
Borrowing from bank	1,923,077	896,150
Principal payments under capital lease obligation	(339,113)	(386,519)
Cash proceeds from issuance of common stock	56,745	—

Net cash provided by (used for) financing activities	$2,804,626	$2,258,308

Net decrease in cash and cash equivalents	$(906,597)	$(422,389)

Cash and cash equivalents–beginning of year	1,579,416	2,001,805

Cash and cash equivalents–end of year	$672,819	$1,579,416

Supplementary disclosure of cash flow information:
Interest paid	$555,306	$416,846
Income tax paid	451,906	798,300

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were enter for new automobiles and machinery	$399,345	$201,841
Income tax provision	197,422	389,415

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITY

Organization and Basis of Presentation

In September 2003, the Company entered into a Share Exchange and Reorganization Agreement with Atlantic Components Limited, a Hong Kong corporation (“Atlantic”), and Mr. Chung-Lun Yang, the sole beneficial stockholder of Atlantic (“Mr. Yang”), and as a result Atlantic became a wholly-owned subsidiary of the Company. In December 2003, the Company changed its name from Print Data Corp. to ACL Semiconductors Inc.

On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings.

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture, ATMD (Hong Kong) Limited (“ATMD”), which will become effective as of April 1 2012. ATMD will issue USD10,000,000 in share capital, with ACL Holdings to own 30% and Tomen own 70%, respectively of ATMD. ATMD will sell products of Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) to the Greater China market. Mr. Yang, the Company’s Chief Executive Officer will be the Chief Executive Officer of ATMD.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2011. The following table depicts the identity of the subsidiary:

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2011 and 2010 sales were around 14 million and 15 million; it was only a small distributor that accommodated special requirements for specific customers.

Aristo supplies different generations of computer related products. Old generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old products carrying on hand for ten years will have no resell value. Therefore, inventories on hand over ten years will be written-off by Aristo immediately.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. The sales to Aristo for fiscal year 2011, were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010 were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010. For fiscal year 2009, sales to Aristo were $13,160,521 with accounts receivable of $10,315,388 as of December 31, 2009. For fiscal year 2008, sales to Aristo were $9,076,034 with accounts receivable of $6,695,409 as of December 31, 2008. For fiscal year 2007, sales to Aristo were $17,165,728 with accounts receivable of $6,237,905 as of December 31, 2007.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increased by $196,255 from $513,120 as of December 31, 2010 to $709,375 as of December 31, 2011. The reserve for obsolescence had been increased by $165,987 from 2009 to 2010.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended December 31, 2011 and December 31, 2010 or the balance sheet, as of December 31, 2011 and December 31, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $2,803 and $5,256 for the years ended December 31, 2011 and 2010, respectively.

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

NOTE 3.	INVENTORIES

          Inventories consisted of the following:

	December 31, 2011	December 31, 2010

Finished goods	$3,803,641	$3,577,687

Less allowance for excess and obsolete inventory	(709,374)	(513,120)

Inventories, net	$3,094,267	$3,064,567

          The following is a summary of the change in the Company’s inventory valuation allowance:

	December 31, 2011	December 31, 2010

Inventory valuation allowance, beginning of the year	$513,120	$347,133

Obsolete inventory sold	(78,396)	(30,215)

Additional inventory provision	274,650	196,202

Inventory valuation allowance, end of the year	$709,374	$513,120

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment, net comprise the following:

	2011	2010

At cost
Land and buildings	$9,375,558	$7,663,340
Automobiles	741,651	565,412
Office equipment	197,919	191,206
Leasehold improvements	458,121	422,420
Furniture and fixtures	41,591	31,230
Machinery	499,614	499,614

	$11,314,454	$9,373,222
Less: accumulated depreciation	(1,519,937)	(1,145,676)

	$9,794,517	$8,227,546

Depreciation and amortization expense included in the general and administrative expenses for the years ended December 31, 2011 and 2010 were $479,002 and $418,611respectively.

          Automobiles and machinery include the following amounts under capital leases:

	December 31, 2011	December 31, 2010

Cost	$527,390	$842,698
Less accumulated depreciation	(125,810)	(133,165)

Total	401,580	709,533

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	CAPITAL LEASE OBLIGATIONS

          The Company has several non-cancellable capital leases relating to automobiles:

	2011	2010

Current portion	$109,872	$178,659
Non-current portion	229,934	100,915

	$339,806	$279,574

          At December 31, the value of automobiles under capital leases as follows:

	2011	2010

Cost	$527,390	$842,698
Less: accumulated depreciation	(125,810)	(133,165)

	$401,580	$709,533

          At December 31, the Company had obligations under capital leases repayable as follows:

	2011	2010

Total minimum lease payments
-Within one year	$122,930	$194,036
- After one year but within 5 years	247,320	107,962

	$370,250	$301,998
Interest expenses relating to future periods	(30,444)	(22,424)

Present value of the minimum lease payments	$339,806	$279,574

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of December 31, 2011 and 2010, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $5,780,400 and $13,647,827, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

For the years ended December 31, 2011 and 2010, we recorded compensation to Mr. Yang of $1,492,308 and $1,243,590 respectively, and paid $1,492,308 and $1,243,590 respectively to Mr. Yang as compensation to him.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $4,359 and $13,077 to Solution during the year ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, we purchased inventories of $49,421 and $43,123 respectively from Solution. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $2,564 and $7,692 to Systematic Information during the years ended December 31, 2011 and 2010.

During the years ended December 31, 2011 and 2010, we received service charges of $8,154 and $8,154 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2011 and 2010, we sold products for $1,347,148 and $767,981 respectively, to Systematic Information. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2011 and 2010, we sold products for $3,325 and $8,292 respectively, to Global. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Global.

During the years ended December 31, 2011 and 2010, we purchased inventories of $0 and $2,308 respectively from Global. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2011 and 2010, we received a management fee of $7,692 and $7,692 respectively from Systematic. The management fee was charged for back office support for Systematic.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS (Continued)

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2011 and 2010, we sold products for $361,698 and $9,589 respectively, to Atlantic Storage. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2011 and 2010, we purchased inventories of $101,790 and $28,800 respectively, from Atlantic Storage. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Atlantic Storage.

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

Transactions with Kasontech Electronics Limited

Mr. Kenneth Lap-Yin Chan, the Company’s Director and Chief Operating Officer, is a 33% shareholder of Kasontech Electronics Limited (“Kasontech”). During the years ended December 31, 2011 and 2010, we received a management fee of $7,949 and $12,821 respectively from Kasontech. The management fee was charged for back office support for Kasontech. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Kasontech.

Transactions with Aristo Components Limited

Mr. Ben Wong resigned from his director position with the Company effective on June 11, 2010. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. After the date of his resignation, all companies under his personal control will no longer be a related party and will not enjoy privileged treatment and will be subject to the same trading terms as other ordinary outside parties. During the years ended December 31, 2011 and 2010, we received a management fee of $12,308 and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the years ended December 31, 2011 and 2010, we sold products for $1,403,064 and $120,282 respectively, to Aristo Comp. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2011 and 2010, we purchased inventories of $39,107 and $276 respectively from Aristo Comp. As of December 31, 2011 and 2010, there were no outstanding accounts payable to Aristo Comp.

Transactions with Smart Global Industrial Limited

Mr. Yang is a director and 50% shareholder of Smart Global Industrial Limited (“Smart”). During the years ended December 31, 2011 and 2010, we sold products for $26,886 and $0 respectively to Smart. As of December 31, 2011 and 2010, there were no outstanding accounts receivables from Smart.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES

The Company has available to it a $6,666,667 revolving line of credit with DBS Bank with an outstanding balance of $6,657,242 at December 31, 2011 and $5,127,000 at December 31, 2010. The line of credit bears interest at the bank’s standard bills rate less 1% for HKD borrowings and at the bank’s standard bills rate less 0.50% for other currency borrowings as of December 31, 2011. The weighted average interest rate approximated 4.25% for 2011 and 2010.

The Company has available to it a $4,230,769 factoring facility without recourse with DBS Bank with an outstanding balance of $2,954,365 at December 31, 2011 and $2,951,106 at December 31, 2010. The factoring facility bears a discounting charge at the bank’s standard bills rate less 1% for advance in HKD or the bank’s standard bills rate less 0.50% for advance in other currency, and a service charge at 0.45% of invoice amount as of December 31, 2011. The weighted average interest rate approximated 4.25 and 4.75% for 2011 and 2010.

The Company has available to it a $3,333,333 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $3,265,000 at December 31, 2011 and $2,307,000 at December 31, 2010. The line of credit bears interest at the higher of Hong Kong prime rate or HIBOR plus 2% for HKD facilities and LIBOR plus 1.75% for other currency facilities as of December 31, 2011. The weighted average interest rate approximated 5.25% for 2011 and 2010.

The Company has available to it a $769,231 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $765,971 at December 31, 2011 and $767,916 at December 31, 2010. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 2% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2010. The weighted average interest rate approximated 5.5% for 2011 and 2010.

The summary of banking facilities at December 31, 2011 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$4,230,769		$2,954,365	$1,276,404
Import/Export Loan	10,769,231		10,688,213	81,018

	$15,000,000		$13,642,578	$1,357,422

Bank Loans	3,689,240	(a)	3,689,240	0
Overdraft	346,154	(b)	271,584	74,570

	$19,035,394		$17,603,402	$1,431,992

(a) The bank loans are combined from the summary of Note (8), total bank loans amount to USD4,170,009 with a tax loan of USD480,769. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD480,769, bearing an interest rate of HIBOR plus 2.5% per annum.

(b) Including in cash and cash equivalents

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOAN

       Bank loans were comprised of the following as of December 31, 2011 and 2010:

	2011	2010

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2011) to DBS Bank payable in monthly installments of$9,925 including interest through December 2011 without any balloon payment requirements	$1,419,602	$1,497,047

Installment loan having a maturity date in July 2011 and carrying an interest rate of 2% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2011) to DBS Bank payable in monthly installments of$3,782 including interest through December 2011 without any balloon payment requirements	—	26,189

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2011) to DBS Bank payable in monthly installments of$5,240 including interest through December 2011 without any balloon payment requirements	630,640	675,506

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at December 31, 2011) to BEA Bank payable in monthly installments of$15,406 including interest through December 2011 without any balloon payment requirements	397,436	551,282

Installment loan having a maturity date in June 2026 and carrying an Interest rate of 2% per annum over one month HIBOR (0.24% at December 31, 2011) to DBS Bank payable in monthly installments of $5,026 including interest through December 2011 without any balloon Payment requirements	747,497	—

Installment loan having a maturity date in June 2023 and carrying an Interest rate of 2% per annum over one month HIBOR (0.24% at December 31, 2011) to DBS Bank payable in monthly installments of $4,058 including interest through December 2011 without any balloon Payment requirements	494,065	—

	$3,689,240	$2,750,024

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOAN (Continued)

          An analysis on the repayment of bank loan as of December 31 is as follows:

	2011	2010

Carrying amount that are repayable on demand or within twelve months from December 31, 2011 containing a repayable on demand clause:
Within twelve months	$361,734	$302,346

Carrying amount that are not repayable within twelve months from December 31, 2011 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$676,286	$561,671
After 2 years, but within 5 years	455,607	358,564
After 5 years	2,195,613	1,527,443

	$3,327,506	$2,447,678

	$3,689,240	$2,750,024

With respect to all of the above referenced debt and credit arrangements in Note 7 and Note 8, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank (formerly Overseas Trust Bank Limited) and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $705,641 (HK$5,504,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL, a security interest on a residential property located in Hong Kong owned by City, a related party, a workshop located in Hong Kong owned by Solution, a related party, a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang, plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank;

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

Income tax expense amounted to $197,422 for 2011 and $389,415 for 2010 (an effective rate of 15.4% for 2011 and 17% for 2010). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2011	2010

Computed tax at federal statutory rate	$—	$789,710
Tax rate differential on foreign earnings of Atlantic and Aristo, Hong Kong based companies	34,682	(564,400)
Unrecognized timing difference	—	(26,036)
Tax under provision for Atlantic	43,576	85,339
Net operating loss carry forward	119,164	104,802

	$197,422	$389,415

The income tax provision consists of the following components:

	2011	2010

Federal	$—	$—
Foreign	119,164	389,415

	$119,164	$389,415

The Components of the deferred tax assets and liabilities are as follows:

	2011	2010

Net operating losses	$1,483,680	$1,364,516

Total deferred tax assets	$1,483,680	$1,364,516
Less: valuation allowance	(1,483,680)	(1,364,516)

	$—	$—

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2011 and 2010 or balance sheet as of December 31, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010, and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, and 2011/12 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2011 and 2010 since there were no outstanding options at December 31, 2011 and 2010.

NOTE 11.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company has a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. Under the terms of the agreement, Samsung appointed the Company on a non-exclusive basis as Samsung’s distributor to distribute and market its products in the designated territory. The Company has the right to market and sell the products of other manufacturers and render service related to such activities, unless such activities result in the Company’s inability to fulfill its obligations under the Agreement. However, the Company shall not purchase to sell any of the same product lines as Samsung produces and deals in from any other Korean manufacturer during the term of this Agreement. The most recent renewal of the Distributorship Agreement expired on February 28, 2011. Samsung has confirmed this agreement will be renewed for a period of 3 to 6 months whilst such an agreement is being entered into with ATMD.

The Company’s distribution operations are dependent on the availability of an adequate supply of electronic components under the “Samsung” brand name which have historically been principally supplied to the Company by the Hong Kong office of Samsung. The Company purchased 45% and 49%, of materials from Samsung for the years ended December 31, 2011 and 2010, respectively. However, there is no written supply contract between the Company and Samsung and, accordingly, there is no assurance that Samsung will continue to supply sufficient electronic components to the Company on terms and prices acceptable to the Company or in volumes sufficient to meet the Company’s current and anticipated demand, nor can assurance be given that the Company would be able to secure sufficient products from other third party supplier(s) on acceptable terms.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 8 for details for Mr. Yang’s support of the Company’s banking facilities. At December 31, 2011 and 2010, included in accounts payable were $19,739,060 and $18,390,890, respectively, to Samsung. Termination of such distributorship by Samsung will significantly impair and adversely affect the continuation of the Company’s business.

NOTE 12.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $34,906 for 2011 and $33,564 for 2010.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	COMMITMENTS

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2011:

	Related parties	Others	Total
Year ending December 31,
2012	$—	$198,353	$198,353
2013	—	153,040	153,040
Thereafter	—	126,923	126,923

Total	$—	$478,316	$478,316

See Note 6 for related party leases. All leases expire prior to November 30, 2014. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2011. Rent expense for the years ended December 31, 2011 and 2010 totaled $241,699 and $267,139, respectively.

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

As of December 31, 2011, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements matured before April 1, 2010.

The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the year ended December 31, 2011 and 2010 was as follows:

	Gain recognized in income on derivative

		Year ended December 31,
	Location	2011	2010

Cash flow hedges:
Foreign exchange contracts US$500,000 (HKD/USD)	Interest and other, net	—	1,231
Foreign exchange contracts US$1,000,000 (HKD/USD)	Interest and other, net	—	14,179

Total cash flow hedges		$—	$15,410

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMON STOCK

On August 8, 2011, the Company issued 145,500 common shares for $56,745 cash.

NOTE 16.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2012 through April 16, 2012, the date these financial statements are issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

On February 9, 2012 the Company entered into a memorandum of understanding with an independent third party that is a successful trader and procurement network specialist of memory products. An acquisition is expected within 60 days upon the completion of a satisfactory due diligence exercise.

On March 9, 2012 the Company entered into an agreement with Tomen Devices to create a joint venture. For more information on the joint venture, please see, ‘Part I, Item 1, Business’ of this report.

As discussed in Note 11 of the consolidated financial statements, the Company is dependent on a single vendor to supply the majority of its inventories. This vendor accounted for the majority of the Company’s purchases for 2011. The Company’s non-exclusive distributorship agreement with this vendor has a one-year term. This agreement has been renewed more than ten times, most recently on March 1, 2011 and expired on February 28, 2012. The Company and the vendor have agreed that a non-exclusive distributorship agreement shall be issued to ATMD. Documents formalizing this agreement are being prepared. The Company’s distributorship agreement shall be extended for a period of 3 to 6 months to facilitate the transfer of operations to ATMD. Termination of such distributorship agreement by this vendor would have a material adverse effect on the operations of the Company.

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