Form 10-K/A
period 2011-12-31
ACL SEMICONDUCTORS INC
filed 2012-04-20
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to __________________

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

DOCUMENTS INCORPORATED BY REFERENCE
NONE

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012, is being filed to amend and restate our audit report (the “Original Audit Report”), contained in the Original Filing, to revise certain typographical errors included in the Original Audit Report and accordingly, to amend and restate our Index to Exhibits and XBRL (eXtensible Business Reporting Language) interactive data files required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K. Our amended audit report (the “Amended Audit Report”), is included in this Amendment.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than as described above, this Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2012.

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

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
April 20, 2012	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2011	2010

ASSETS
Current assets
Cash and cash equivalents		$672,819	$1,579,416
Restricted cash		2,089,041	2,088,374
Accounts receivable, net of allowance for doubtful accounts of $1,760,709 for 2011 and $0 for 2010		25,756,889	14,195,067
Accounts receivable, related parties		—	—
Inventories, net	3	3,094,267	3,064,567
Other current assets		144,642	117,233

Total current assets		$31,757,658	$21,044,657
Property, plant and equipment, net	4	9,794,517	8,227,546
Other deposits		64,579	71,564
Amounts due from Aristo / Mr. Yang	6	5,780,400	13,647,827

TOTAL ASSETS		$47,397,154	$42,991,594

LIABILITIES
Current liabilities
Accounts payable		$23,809,295	$20,394,399
Accruals		470,676	718,416
Lines of credit and loan facilities	7	13,642,578	11,153,021
Bank loan	8	3,689,240	2,750,024
Current portion of capital lease	5	109,872	178,659
Income tax payable		(202,068)	70,157
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		509,095	872,811

Total current liabilities		$42,141,073	$36,249,872

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

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		2011	2010

	Notes

Net sales		$368,949,999	$408,762,128
Costs of sales		(362,775,240)	(401,372,806)

Gross profit		$6,174,759	$7,389,322
Selling and distribution costs		(116,459)	(113,772)
General and administrative expenses		(7,338,508)	(4,754,404)

Income/(loss) from operation		$(1,280,208)	$2,521,146
Other income (expenses)
Rental income		159,268	120,000
Interest expenses		(555,306)	(416,846)
Management and service income		48,410	40,974
Net income on cash flow hedge		—	15,410
Interest income		1,908	1,280
Profit on disposals of equipment		13,815	39,564
Exchange differences		2,615	(36,135)
Miscellaneous		99,773	37,283

Income/(loss) before income taxes		$(1,509,725)	$2,322,676

Income taxes	9	(197,422)	(389,415)

Net (loss) income		$(1,707,147)	$1,933,261

Earnings (loss) per share – basic and diluted		$(0.06)	$0.07

Weighted average number of shares – basic and diluted	10	28,839,232	28,741,854

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

Income tax expense amounted to $197,422 for 2011 and $389,415 for 2010 (an effective rate of -15.4% for 2011 and 17% for 2010). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

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

Dated: April 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chung-Lun Yang	Chief Executive	April 20, 2012
Officer and Chairman of the
Chung-Lun Yang	Board of Directors
(Principal Executive
Officer)

/s/ Kun Lin Lee	Chief Financial Officer	April 20, 2012
(Principal Financial and Accounting
Kun Lin Lee	Officer) and Director

/s/ Kenneth Lap Yin Chan	Chief Operating Officer	April 20, 2012
and Director
Kenneth Lap Yin Chan

/s/ Man Sing Lai	Director	April 20, 2012

Man Sing Lai

/s/ Ho Man Yeung	Director	April 20, 2012

Ho Man Yeung

/s/ Hung Ming Joseph Chu	Director	April 20, 2012

Hung Ming Joseph Chu

/s/ Wing Sun Leung	Director	April 20, 2012

Wing Sun Leung

INDEX TO EXHIBITS

Exhibit No.	Description
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