Form 10-Q
period 2012-03-31
ACL SEMICONDUCTORS INC
filed 2012-05-15
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐     No ☑

The Registrant had 29,025,436 shares of common stock outstanding as of May 14, 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2012 (Unaudited)	As of December 31, 2011 (Audited)
ASSETS
Current assets
Cash and cash equivalents		$680,905	$672,819
Restricted cash		2,089,041	2,089,041
Accounts receivable, net of allowance for doubtful accounts of $1,812,248 for 2012 and $1,760,709 for 2011		13,267,511	25,756,889
Inventories, net	3	3,070,879	3,094,267
Other current assets		320,149	144,642

Total current assets		$19,428,485	$31,757,658

Property, plant and equipment, net	4	9,673,650	9,794,517
Other deposits		122,162	64,579
Amounts due from Aristo / Mr. Yang	7	5,653,102	5,780,400

TOTAL ASSETS		$34,877,399	$47,397,154

LIABILITIES
Current liabilities
Accounts payable		$15,078,281	$23,809,295
Accruals		396,640	470,676
Lines of credit and loan facilities	8	11,189,333	13,642,578
Bank loan	9	3,599,311	3,689,240
Current portion of capital lease	5	108,517	109,872
Income tax payable		(320,707)	(202,068)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		348,795	509,095

Total current liabilities		$30,512,555	$42,141,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Long-term liabilities
Capital lease, less current portion	5	$204,365	229,934
Deferred tax liabilities		63,245	63,245

Total long-term liabilities		267,610	293,179

TOTAL LIABILITIES		$30,780,165	42,434,252

NET ASSETS		$4,097,234	4,962,902

Commitments and contingencies		$—	$—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized;
0 shares issued and outstanding as of March 31, 2012 and December 31, 2011		—	—

Common stock, $0.001 par value; 50,000,000 shares authorized; 29,025,436 and 29,025,436 shares issued and outstanding as of March 31, 2012 and December 31, 2011		29,026	29,026
Additional paid in capital		3,753,577	3,753,577
Retained earnings		314,631	1,180,299

TOTAL STOCKHOLDERS’ EQUITY		$4,097,234	$4,962,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended March 31, 2012 (Unaudited)	Three months ended March 31, 2011 (Unaudited)

Net sales		$42,413,020	$120,991,594
Costs of sales		(42,048,249)	(118,051,463)

Gross profit		$364,771	$2,940,131
Selling and distribution costs		(12,883)	(22,330)
General and administrative expenses		(1,182,119)	(1,308,539)

(Loss) Income from operation		$(830,231)	$1,609,262
Other income (expenses)
Rental income		45,192	31,896
Interest expenses		(133,226)	(108,781)
Management and service income		23,193	10,885
Interest income		827	451
Profit on disposals of equipment		256	18,024
Exchange differences		(12,550)	(5,507)
Miscellaneous		40,871	8,884

(Loss) Income before income taxes		$(865,668)	$1,565,114

Income taxes		—	(192,308)

Net (loss) income		$(865,668)	$1,372,806

(Loss) Earnings per share – basic and diluted		$(0.03)	$0.05

Weighted average number of shares – basic and diluted	12	29,025,436	28,779,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	As of March 31, 2012 (Unaudited)	As of March 31, 2011 (Unaudited)

Cash flows provided by (used for) operating activities:
Net (loss) income	$(865,668)	$1,372,806

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts	51,539	—
Depreciation and amortization	120,995	82,601
Change in inventory reserve	—	70,513
(Gain) / loss on disposal of fixed assets	(256)	(18,024)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	12,437,839	4,925,080
Inventories	23,388	(3,173,054)
Other current assets	(175,507)	3,357
Other assets	(57,583)	8,092

Increase (decrease) in liabilities
Accounts payable	(8,731,014)	395,970
Accrued expenses	(74,036)	(378,707)
Income tax payable	(118,638)	47,832
Other current liabilities	(44)	(201,661)

Net cash provided by operating activities	$2,611,015	$3,134,805

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang	$2,243,891	$4,021,688
Advanced to Aristo / Mr. Yang	(2,116,593)	(4,972,655)
Cash proceeds from sales of fixed assets	256	107,692
Purchase of fixed assets	(128)	(38,206)

Net cash provided by (used for) investing activities	$127,426	$(881,481)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable	$(2,453,245)	$258,548
Principal payments to bank	(250,185)	(80,087)
Principal payments under capital lease obligation	(26,925)	(166,519)

Net cash provided by (used for) financing activities	$(2,730,355)	$11,942

Net increase in cash and cash equivalents	$8,086	$2,265,266

Cash and cash equivalents–beginning of year	672,819	1,579,416

Cash and cash equivalents–end of year	$680,905	$3,844,682

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

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Chung-Lun Yang, the Company’s Chairman and Chief Executive Officer (“Mr. Yang”), is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities.

On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited (“ACL Holdings”) in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings.

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture, ATMD (Hong Kong) Limited (“ATMD”), which became effective as of April 1, 2012. As of the date of this quarterly ATMD issued USD10,000,000 in share capital, with ACL Holdings owning 30% and Tomen owning 70%, respectively of ATMD. ATMD will enter into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) in the second quarter of 2012 and start to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlantic is expected to discontinue its contractual relationship with Samsung under its distribution agreement. Mr. Yang, the Company’s Chief Executive Officer was appointed the Chief Executive Officer of ATMD.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2012. The following table depicts the identity of the subsidiary:

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

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. The sales to Aristo during the first quarter of 2012 were $102,876 with accounts receivable of $18,000,113 as of March 31, 2012. For fiscal year 2011, sales to Aristo were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010, sales to Aristo were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010.

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

The Company’s operations in Hong Kong and customers in Hong Kong and Southern China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was no change during the first three months of 2012 and decreased by $315,082 for the same period of 2011. Inventory obsolescence reserves totaled $709,374 as of March 31, 2012 and December 31, 2011.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2012 and March 31, 2011, or the balance sheet as of March 31, 2012 and December 31, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11 and 2011/12 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $683 and $691 as of March 31, 2012 and 2011 respectively.

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

Note 3.	Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Finished goods	$3,780,253	$3,803,641

Less allowance for excess and obsolete inventory	(709,374)	(709,374)

Inventories, net	$3,070,879	$3,094,267

The following is a summary of the change in the Company’s inventory valuation allowance:

	March 31, 2012	December 31, 2011

Inventory valuation allowance, beginning of the year	$709,374	$513,120

Obsolete inventory sold	—	(78,396)

Additional inventory provision	—	274,650

Inventory valuation allowance, end of the year	$709,374	$709,374

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4.	Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

At cost
Land and buildings	$9,375,558	$9,375,558
Automobiles	643,773	741,651
Office equipment	197,919	197,919
Leasehold improvements	458,121	458,121
Furniture and fixtures	41,719	41,591
Machinery	499,614	499,614

	$11,216,704	$11,314,454
Less: accumulated depreciation	(1,543,054)	(1,519,937)

	$9,673,650	$9,794,517

Depreciation and amortization expense totaled $120,995 and $82,601 for the three months ended March 31, 2012 and 2011, respectively.

Automobiles include the following amounts under capital leases:

	March 31, 2012	December 31, 2011

Cost	$527,390	$527,390
Less accumulated depreciation	(189,654)	(125,810)

Total	$337,736	$401,580

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligation

The Company leases automobiles under five capital leases that expire between October 2012 and December 2015. Aggregate future obligations under the capital leases in effect as of March 31, 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	March 31, 2012	December 31, 2011

Current portion	$108,517	$109,872
Non-current portion	204,365	229,934

	$312,882	$339,806

At March 31, 2012 and December 31, 2011, the value of automobiles under capital leases as follows:

	March 31, 2012	December 31, 2011

Cost	$527,390	$527,390
Less: accumulated depreciation	(189,654)	(125,810)

	$337,736	$401,580

At March 31, 2012 and December 31, 2011, the Company had obligations under capital leases repayable as follows:

	March 31, 2012	December 31, 2011

Total minimum lease payments
-Within one year	$120,523	$122,930
- After one year but within 5 years	219,232	247,320

	$339,755	$370,250
Interest expenses relating to future periods	(26,873)	(30,444)

Present value of the minimum lease payments	$312,882	$339,806

Interest expense related to capital leases totaled $3,571 and $10,139 for the three months ended March 31, 2012 and 2011 respectively.

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

As of March 31, 2012, there were no options outstanding under the Plan.

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

As of March 31, 2012 and December 31, 2011, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $5,653,102 and $5,780,400, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expires on April 30, 2011. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $0 and $3,270 to Solution during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, we sold products of $698 and $0 respectively to Solution. As of March 31, 2012 and December 31, 2011, there were no outstanding accounts receivable from Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expires on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $0 and $1,923 to Systematic Information during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, we received service charges of $2,038 and $2,038 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the three months ended March 31, 2012 and 2011, we sold products for $20,553 and $45 respectively, to Atlantic Storage. As of March 31, 2012 and December 31, 2011, there were no outstanding accounts receivables from Atlantic Storage.

Transactions with City Royal Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at March 31, 2012 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$4,230,769		$1,451,225	$2,779,544
Import/Export Loan	9,743,590		9,738,108	5,482

	$13,974,359		$11,189,333	$2,785,026

Bank Loans	3,599,311	(a)	3,599,311	0
Overdraft	346,154	(b)	304,563	41,591

	$17,919,824		$15,093,207	$2,826,617

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to $3,599,311 with a tax loan of $320,513. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of $320,513, bearing an interest rate of HIBOR plus 2.5% per annum.
(b) Including in cash and cash equivalents

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan

Bank loans were comprised of the following as March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Installment loan having a maturity date in July 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2012 and December 31, 2011) to DBS Bank payable in monthly installments of $9,925 including interest through March 2012 without any balloon payment requirements	$1,399,868	$1,419,602

Installment loan having a maturity date in July 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at March 31, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $5,240 including interest through March 2012 without any balloon payment requirements	619,219	630,640

Installment loan having a maturity date in July 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at March 31, 2012 and December 31, 2011) to BEA Bank payable in monthly Installments of $14,525 including interest through March 2012 without any balloon payment Requirements	358,974	397,436

Installment loan having a maturity date in June 2026 and carrying an Interest rate of 2% per annum over one month HIBOR (0.3% at March 31, 2012 and 0.24% December 31, 2011) to DBS Bank payable in monthly Installments of $5,077 including interest through March 2012 without any balloon Payment requirements	736,600	747,497

Installment loan having a maturity date in June 2023 and carrying an Interest rate of 2% per annum over one month HIBOR (0.3% at March 31, 2012 and 0.24% December 31, 2011) to DBS Bank payable in monthly Installments of $4,092 including interest through March 2012 without any balloon Payment requirements	484,650	494,065

	$3,599,311	$3,689,240

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loan (Continued)

An analysis on the repayment of bank loan as of March 31, 2012 and December 31, 2011 are as follow:

	March 31, 2012	December 31, 2011

Carrying amount that are repayable on demand or within twelve months from March 31, 2012 containing a repayable on demand clause:
Within twelve months	$362,992	$361,734

Carrying amount that are not repayable within twelve months from March 31, 2012 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$640,198	$676,286
After 2 years, but within 5 years	458,270	455,607
After 5 years	2,137,851	2,195,613

	$3,236,319	$3,327,506

	$3,599,311	$3,689,240

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.

a fixed cash deposit of $705,641 (HK$5,504,000), a security interest on two residential properties and a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL, a security interest on a residential property located in Hong Kong owned by City, a related party, a workshop located in Hong Kong owned by Solution, a related party, a security interest on two residential properties located in Hong Kong owned by Aristo, a wholly owned company by Mr. Yang plus a personal guarantee by Mr. Yang as collateral for loans from DBS Bank; and

2.

a fixed cash deposit of $1,383,400 (HK$10,790,522), a workshop located in Hong Kong owned by Systematic Information, a related party, a workshop located in Hong Kong owned by Solution, a related party, plus an unlimited personal guarantee by Mr. Yang as collateral for loans from BEA Bank.

Note 10.	Cash Flow Information

Cash paid during the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011

Interest paid	$133,226	$108,781

Income taxes paid	$118,638	$126,187

Non-Cash Activities:
Capital lease obligations incurred when capital lease were entered for new automobiles	$—	$162,564

Income tax provision	$—	$192,308

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	680,905	—	—	680,905
Restricted cash	2,089,041	—	—	2,089,041

Total assets	$2,769,946	$—	$—	$2,769,946

Note 12.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended March 31, 2012 and December 31, 2011 since there were no outstanding options at March 31, 2012 and December 31, 2011.

Note 13.	Derivative instruments

As of March 31, 2012, the Company does not have any outstanding foreign currency exchange agreements. All foreign currency exchange agreements have been matured before April 1, 2010.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 14.	Common Stock

On August 8, 2011, the company issued 145,500 shares of common stock for a cash payment of $56,745.

Note 15.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2012 through May 14, 2012, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

On April 24, 2012, the Company has approved a 20% stock dividend. The dividend will be payable on May 28, 2012 to shareholders of record at the close of business on May 14, 2012. Fractional shares will be paid in cash, which amount will be calculated by multiplying the fractional share interest by the average closing prices for the 10 trading days ending on (and including) May 23, 2012, the third trading day prior to the Payment Date.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

          The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2011, (the “Form 10-K”), filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

          The Company, through its wholly-owned subsidiary Atlantic, a Hong Kong corporation, is engaged primarily in the business of distribution of memory products under “Samsung” brand name which principally comprise DRAM, Graphic RAM and Flash for the Hong Kong and Southern China markets. Our wholly-owned subsidiary, Alpha Perform Technology Limited, which previously engaged in this business, ceased activities as of January 1, 2004, and all its operations were consolidated with those of Atlantic.

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

          On December 14, 2010, the Company set up a wholly-owned subsidiary, ACL International Holdings Limited in Hong Kong. On December 17, 2010 the Company restructured the group; the Company’s wholly owned subsidiary, Atlantic, was transferred to become a wholly owned subsidiary of ACL Holdings, therefore Atlantic become an indirect wholly-owned subsidiary of the Company. The restructuring has no effect on the Company’s financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation to create a joint venture, ATMD (Hong Kong) Limited, which became effective as of April 1 2012. As of the date of this quarterly report, ATMD issued USD10,000,000 in share capital, with ACL Holdings owning 30% and Tomen owning 70%, respectively of ATMD. ATMD will enter into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. in the second quarter of this year and start to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlantic is expected to discontinue its contractual relationship with Samsung under its distribution agreement. Mr. Yang was appointed the Chief Executive Officer of ATMD.

          As of March 31, 2012, ACL had more than 100 customers in Hong Kong and Southern China.

          Subsequent to the start of the operation of ATMD, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document regarding the Company are expected to change in accordance with the transition of the Company’s business as described above.

Overview

Net sales

As the weak and volatile global economic conditions continue, manufacturers have decreased their demand for electronic products and substantially lowered their purchasing volume. With the early Chinese New Year holiday in 2012, most of the factories’ production lines were closed from January 2012 to February 2012. We also experienced strong reluctance on part of the customers, due to economic concerns, to maintain inventory during the Chinese New Year holiday. These major factors contributed to the significant reduction in the general demand for both DRAM and NAND Flash. Hence, the Company recorded a substantial drop for the net sales from $120,991,594 for the three months ended March 31, 2011 (“first quarter of 2011”) to $42,413,020 for the three months ended March 31, 2012 (“first quarter of 2012”), down 64.9%.

The Company’s gross profit for the first quarter of 2012 was $364,771, representing a decrease of $2,575,360 or 87.6% over $2,940,131 in the same period of 2011. First quarter gross profit margin for 2012 decreased to 0.86% from 2.43% in the same period of 2011. These results are due to the reduction in sales volume as well as tight profit margin due to the weakened market condition.

Operating expenses for the first quarter of 2012 was $1,195,002, a decrease of $135,867 or 10.2% from $1,330,869 in the first quarter of 2011. The decrease was directly attributable to the decrease of sales volume during the first quarter 2012.

Compared with the small reduction in operating expenses, the large reduction in net sales and gross profit have caused the Company to record a net loss of $865,668 in the first quarter of 2012, down $2,238,474 from the net income of $1,372,806 in the first quarter of 2011.

Although the market condition is still volatile, the Company believes the increasing demand of Ultrabooks, smartphones and tablets will drive the revenue growth for the sales of NAND Flash in 2012. However, revenues generated from the sales of DRAM are expected to remain to be influenced by global economic conditions.

Cost of sales

          Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 99.1% for the three months ended March 31, 2012 and approximately 97.6% for the three months ended March 31, 2011.

Operating expenses

          Our operating expenses for the three months ended March 31, 2012 and 2011 consisted of sales and marketing and general and administrative expenses only.

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

          Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended
	March 31, 2012	March 31, 2011

Net sales	$42,413,020	$120,991,594

Cost of sales	42,048,249	118,051,463

Gross profit	364,771	2,940,131

Operating expenses
Selling	12,883	22,330
General and administrative	1,182,119	1,308,539

(Loss) Income from operations	(830,231)	1,609,262

Other income (expenses)	(35,437)	(44,148)

(Loss) Income before income taxes provision	(865,668)	1,565,114

Income taxes provision	—	(192,308)

Net (loss) income	(865,668)	$1,372,806

(Loss) Earnings per share – basic and diluted	(0.03)	$0.05

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Unaudited Comparisons for Three Months ended March 31, 2012, to the Three Months Ended March 31, 2011

Net Sales

          The following table presents our net sales for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$42,413,020	$120,991,594	-64.9%

          Net sales decreased by $78,578,574 or 64.9%, from $120,991,594 for the three months ended March 31, 2011 to $42,413,020 in the three months ended March 31, 2012. This decrease in net sales was due to the reduced demand caused by the weak and volatile market conditions, and the temporary closure of production lines during the Chinese New Year holiday.

Cost of sales

          The following table presents our cost of sales for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$42,048,249	$118,051,463	-64.4%

          Cost of sales decreased by $76,003,214, or 64.4%, from $118,051,463 for the three months ended March 31, 2011 to $42,048,249 for the three months ended March 31, 2012. The decrease was mainly due to the decrease in the sales volume.

Gross Profit

The following table presents our gross profit for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$364,771	$2,940,131	-87.6%

          Gross profit decreased by $2,575,360, or 87.6%, from $2,940,131 for the three months ended March 31, 2011 to $364,771 for the three months ended March 31, 2012. The decrease was mainly due to the decrease in the sales volume as well as tight profit margin.

Sales and Marketing Expenses

          The following table presents the sales and marketing expenses for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$12,883	$22,330	-42.3%

          For the three months ended March 31, 2012, sales and marketing expenses decreased by $9,447, or 42.3%, as compared to the three months ended March 31, 2011. The decrease was directly attributable to the decrease in sales volume during the first quarter 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

General and Administrative Expenses

          The following table presents the general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$1,182,119	$1,308,539	-9.7%

          For the three months ended March 31, 2012, general and administrative expenses decreased by $126,420, or 9.7%, as compared to the three months ended March 31, 2011. This decrease was principally attributable to the decrease of directors’ remuneration.

(Loss) Income from Operations

          The following table presents the income from operations for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$(830,231)	$1,609,262	-151.6%

          (Loss) income from operations for the three months ended March 31, 2012 decreased by $2,439,493, or 151.6%, from income $1,609,262 for the three months ended March 31, 2011 to loss $830,231 in the three months ended March 31, 2012. Such decrease was mainly due to the decreased in our gross margin.

Interest Income

          The following table presents the interest income for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$827	$451	83.4%

          For the three months ended March 31, 2012, interest income increased $376 or 83.4%, as compared to the three months ended March 31, 2011. This increase was due to increase of average bank balance when compared to the same period in 2011.

Interest Expense

          The following table presents the interest expense for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$133,226	$108,781	22.5%

          For the three months ended March 31, 2012, interest expense increased by $24,445 or 22.5%, from $108,781 in the three months ended March 31, 2011 to $133,226 in the three months ended March 31, 2012. These increases were mainly due to an increase in the amount of interest payment in connection with the use of letters of credit and mortgage loan interest.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

(Loss) Income Tax Provision

          The following table presents the income tax provision for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 2012,
2012	2011	% Change

$—	$192,308	-100.0%

          Income tax provision decreased by $192,308 or 100% from $192,308 for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2012. The decrease was due to no Hong Kong income taxes provided by Atlantic as there was no income generated during the first quarter 2012.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

          As of March 31, 2012, we had revolving lines of credit and loan facilities in the aggregate amount of $17,919,824 of which $2,826,617 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2012, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Net Cash Provided by Operating Activities

          In the three months ended March 31, 2012, net cash provided by operating activities was $2,611,015 as compared to $3,134,805 for the three months ended March 31, 2011, a decrease of $523,790. This decrease was primarily due to decrease in operating income and accounts payable net of increase in accounts receivable as of March 31, 2012.

Net Cash Provided by (Used for) Investing Activities

          For the three months ended March 31, 2012, net cash provided by investing activities was $127,426 while in the three months ended March 31, 2011, net cash used for investing activities was $881,481, an increase of the amount of $1,008,907. This increase was primarily due to the decrease in the amounts due from Aristo / Mr. Yang as of March 31, 2012.

Net Cash Provided by (Used for) Financing Activities

          In the three months ended March 31, 2012, net cash used for financing activities was $2,730,355 while in the three months ended March 31, 2011, net cash provided by financing activities was $11,942, an increase of the amount of $2,742,297. This increase was due to the increase in the use of bank lines of credit and notes payable usage of March 31, 2012.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

          Evaluation of Disclosure Controls and Procedures. The Company’s CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2012, and based on this evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company’s principal executive and financial officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that the Company’s internal control over financial reporting are ineffective, as described below.

(b) Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

          None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.	Defaults Upon Senior Securities

          None

Item 4.	Mine Safety Disclosures

          Not applicable.

Item 5.	Other Information

          None

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibits:

10.1	Shareholders Agreement, dated as of March 9, 2012 between Tomen Devices Corporation and ACL International Holdings Limited.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACL SEMICONDUCTORS INC.

Date: May 15, 2012	By:	/s/Chung-Lun Yang

Chung-Lun Yang
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Kun Lin Lee

Kun Lin Lee
Chief Financial Officer