Form 10-Q
period 2012-06-30
ACL SEMICONDUCTORS INC
filed 2012-08-14
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☑

The Registrant had 34,830,495 shares of common stock outstanding as of August 14, 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.              Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of June 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$(103,315)	$672,819
Restricted cash		2,089,041	2,089,041
Accounts receivable, net of allowance for doubtful accounts of $1,760,709 for 2012 and 2011		12,282,501	25,756,889
Inventories, net	3	3,159,210	3,094,267
Other current assets		281,533	144,642
Total current assets		$17,708,970	$31,757,658

Property, plant and equipment, net	4	9,552,544	9,794,517
Investments in a jointly-controlled entity	15	2,604,567	-
Other deposits		122,162	64,579
Amounts due from Aristo / Mr. Yang	7	5,103,430	5,780,400
TOTAL ASSETS		$35,091,673	$47,397,154

LIABILITIES
Current liabilities
Accounts payable		$109,681	$23,809,295
Amount due to related companies		7,257,702	-
Accruals		313,589	470,676
Lines of credit and loan facilities	8	9,629,600	13,642,578
Bank loan	9	6,847,819	3,689,240
Current portion of capital lease	5	96,914	109,872
Income tax payable		(320,707)	(202,068)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		7,815,617	509,095
Total current liabilities		$31,862,600	$42,141,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of June 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Long-term liabilities
Capital lease, less current portion	5	$188,305	229,934
Deferred tax liabilities		63,245	63,245
Total long-term liabilities		251,550	293,179
TOTAL LIABILITIES		$32,114,150	42,434,252
NET ASSETS		$2,977,523	4,962,902

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011		-	-

Common stock, $0.001 par value; 50,000,000 shares authorized; 34,830,495 and 29,025,436 shares issued and outstanding as of June 30, 2012 and December 31, 2011		34,831	29,026
Additional paid in capital		3,753,577	3,753,577
Retained earnings		(810,885)	1,180,299
TOTAL STOCKHOLDERS’ EQUITY		$2,977,523	$4,962,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2012	2011	2012	2011
	Notes	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales		$31,365,881	$100,777,153	$73,778,901	$221,768,747
Cost of sales		(30,976,050)	(102,119,040)	(73,024,299)	(220,170,503)

Gross profit (loss)		389,831	(1,341,887)	754,602	1,598,244

Operating expenses
Sales and marketing expenses		(154,757)	(38,160)	(167,640)	(60,490)
General and administrative expenses		(957,057)	(1,501,236)	(2,139,177)	(2,809,776)

Loss from operations		(721,983)	(2,881,283)	(1,552,215)	(1,272,022)

Other income (expenses)
Rental income		45,192	35,192	90,385	67,088
Interest expense		(301,533)	(101,096)	(434,760)	(209,877)
Management and service income		59,680	11,911	82,873	22,796
Interest income		766	445	1,593	897
Profit (loss) on disposals of equipment		-	-	256	18,024
Exchange differences		17,310	(10,400)	4,760	(15,907)
Miscellaneous		36,221	17,574	77,092	26,458
Share of losses of a jointly-controlled entity	15	(255,356)	-	(255,356)	-

Loss before income taxes		(1,119,703)	(2,927,657)	(1,985,372)	(1,362,543)

Income taxes		-	192,308	-	-

Net loss		$(1,119,703)	$(2,735,349)	$(1,985,372)	$(1,362,543)

Dividend paid		(7)		(7)

		(1,119,710)	(2,735,349)	(1,985,379)	(1,362,543)

Loss per share - basic and diluted		$(0.04)	$(0.10)	$(0.07)	$(0.05)

Weighted average number of shares - basic and diluted	12	30,109,898	28,779,936	30,109,898	28,779,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	As of June 30, 2012 (Unaudited)	As of June 30, 2011 (Unaudited)

Cash flows provided by (used for) operating activities :
Net loss	$(1,985,372)	$(1,362,543)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	242,147	213,730
Change in inventory reserve	-	(44,872)
Gain on disposal of fixed assets	(256)	(18,024)
Loss on investment in a jointly-controlled entity	255,356	-
Dividend paid	(7)	-

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	13,474,388	4,926,244
Inventories	(64,943)	855,612
Other current assets	(136,891)	9,627
Other assets	(57,583)	3,626

Increase (decrease) in liabilities
Accounts payable - other	(23,699,614)	2,186,820
Accounts payable - related parties	7,257,702	-
Accrued expenses	(157,087)	(325,887)
Income tax payable	(118,638)	(150,571)
Other current liabilities	7,306,522	2,660
Total adjustments	$4,301,096	$7,658,965
Net cash provided by operating activities	$2,315,724	$6,296,422

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang	$3,235,208	$5,392,581
Advanced to Aristo / Mr. Yang	(2,558,238)	(8,501,163)
Investment in a jointly-controlled entity	(2,859,923)	-
Cash proceeds from sales of fixed assets	256	107,692
Purchase of fixed assets	(174)	(1,752,221)
Net cash used for investing activities	$(2,182,871)	$(4,753,111)

Cash flows provided by (used for) financing activities:
Net repayments on lines of credit and notes payable	$(4,012,978)	$(1,409,179)
Principal payments to bank	(367,062)	(605,797)
Borrowing from bank	3,525,641	1,282,051
Principal payments under capital lease obligation	(54,588)	(250,036)
Net cash used for financing activities	$(908,987)	$(982,961)
Net increase in cash and cash equivalents	$(776,134)	$560,350
Cash and cash equivalents–beginning of year	672,819	1,579,416
Cash and cash equivalents–end of period	$(103,315)	$2,139,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.              The Company

ACL Semiconductors Inc. (“Company” or “ACL”) was incorporated in the State of Delaware on September 17, 2002 and acquired Atlantic Components Ltd., a Hong Kong based company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. The Company’s principal business is the distribution of electronic components mainly under the “Samsung” brand name which comprise of Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash in the Hong Kong Special Administrative Region and People’s Republic of China markets. Atlantic was incorporated in Hong Kong on May 30, 1991. On October 2, 2003, the Company set up a wholly-owned subsidiary, Alpha Perform Technology Limited (“Alpha”), a British Virgin Islands company, to provide services on behalf of the Company in jurisdictions outside of Hong Kong. Effective January 1, 2004, the Company ceased the operations of Alpha and all the related activities are consolidated with those of Atlantic.

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

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture, ATMD (Hong Kong) Limited (“ATMD”), which became effective as of April 1, 2012. ACL Holdings owns 30% and Tomen owns 70%, respectively of ATMD. Mr. Yang, the Company’s Chief Executive Officer is appointed as the Chief Executive Officer of ATMD.

On April 1, 2012, ATMD entered into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) and began to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Since ATMD is a newly established company, there will be a transitional period for account setup on both of its suppliers and customers’ systems. Due to this issue, Atlantic has extended its distributorship with Samsung to June 30, 2012 to continue support its customers during this transitional period. Atlantic will continue its business with its customers until the transformation is completed. The transformation is expected to be completed by the end of September 2012.

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

The consolidated financial statements are presented in United States Dollars (USD) and include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2012. The following table depicts the identity of each subsidiary:

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2011 and 2010 sales were around 14 million and 15 million; it was a small distributor that accommodated special requirements for specific customers.

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

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the second quarter of 2012 were $3,155 with accounts receivable of $17,653,134 as of June 30, 2012. The sales to Aristo during the second quarter of 2011 were $1,419,021 with accounts receivable of $17,988,718 as of June 30, 2011. For fiscal year 2011, sales to Aristo were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010, sales to Aristo were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010.

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers that the Company cannot obtain from Samsung directly due to supply limitations.

(c)	Jointly-controlled entity

A jointly-controlled entity is a corporate joint venture that is subject to joint control, resulting in none of the participating parties having unilateral control over the economic activity of the jointly-controlled entity.

The Group’s investment in a jointly-controlled entity is stated in equity method for the consolidated statement of financial position the Group’s shares of the equity of a jointly-controlled entity and consolidated income statement and consolidated reserves, respectively.

(d)	Use of estimates

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

(e)	Economic and political risks

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.             Summary of Significant Accounting Policies (Continued)

(f)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Automobiles	3 1/3 years
Computers	5 years
Leasehold improvement	5 years
Land and buildings	By estimated useful life
Office equipment	5 years
Machinery	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(g)	Accounts receivable

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

(h)	Accounting for impairment of long-lived assets

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

During the reporting years, there was no impairment loss.

(i)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong. The Company does not maintain any bank accounts in the United States of America.

(j)	Inventories

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was no change during the first six months of 2012 and decreased by $44,872 for the same period of 2011. Inventory obsolescence reserves totaled $709,374 as of June30, 2012 and December 31, 2011.

(k)	Lease assets

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.             Summary of Significant Accounting Policies (Continued)

(l)	Income taxes

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

The Company did not have any interest and penalty recognized in the income statements for the period ended June 30, 2012 and June 30, 2011 or balance sheet as of June 30, 2012 and December 31, 2011. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2009, 2010 and 2011 United States (U.S.) federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11 and 2011/12 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

(m)	Foreign currency translation

The accompanying consolidated financial statements are presented in USD. The functional currency of the Company is the Hong Kong Dollars (HKD). The consolidated financial statements are translated into USD from HKD with a ratio of USD1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and U.S. derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy.

(n)	Revenue recognition

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

(o)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,079 and $1,368 as of June 30, 2012 and 2011 respectively.

(p)	Segment reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

(q)	Fair value of financial instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

(r)	Comprehensive income

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

(s)	Basic and diluted earnings (loss) per share

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

(t)	Reclassification

Certain amounts in the prior period have been reclassified to conform to the current consolidated financial statement presentation.

(u)	Recently implemented standards

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.             Summary of Significant Accounting Policies (Continued)

(u)	Recently implemented standards (Continued)

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.             Summary of Significant Accounting Policies (Continued)

(u)	Recently implemented standards (Continued)

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 3.             Inventories

Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Finished goods	$3,868,584	$3,803,641

Less allowance for excess and obsolete inventory	(709,374)	(709,374)

Inventories, net	$3,159,210	$3,094,267

The following is a summary of the change in the Company's inventory valuation allowance:

	June 30, 2012	December 31, 2011

Inventory valuation allowance, beginning of the year	$709,374	$513,120

Obsolete inventory sold	-	(78,396)

Additional inventory provision	-	274,650

Inventory valuation allowance, end of the year	$709,374	$709,374

Note 4.             Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

At cost
Land and buildings	$9,375,558	$9,375,558
Automobiles	643,773	741,651
Office equipment	197,919	197,919
Leasehold improvements	458,121	458,121
Furniture and fixtures	41,764	41,591
Machinery	499,614	499,614
	$11,216,749	$11,314,454
Less: accumulated depreciation	(1,664,205)	(1,519,937)
	$9,552,544	$9,794,517

Depreciation and amortization expense totaled $121,151 and $131,129 for the three months ended June 30, 2012 and 2011, respectively, and $242,146 and $213,730 for the six months ended June 30, 2012 and 2011, respectively.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4.             Property and Equipment, net (Continued)

Automobiles include the following amounts under capital leases:

	June 30, 2012	December 31, 2011

Cost	$527,390	$527,390
Less accumulated depreciation	(230,428)	(125,810)
Total	$296,962	$401,580

Note 5.              Capital Lease Obligation

The Company leases automobiles under five capital leases that expire between October 2012 and December 2015.  Aggregate future obligations under the capital leases in effect as of June 30, 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	June 30, 2012	December 31, 2011

Current portion	$96,914	$109,872
Non-current portion	188,305	229,934
	$285,219	$339,806

At June 30, 2012 and December 31, 2011, the values of automobiles under capital leases are as follows:

	June 30, 2012	December 31, 2011

Cost	$527,390	$527,390
Less: accumulated depreciation	(230,428)	(125,810)
	$296,962	$401,580

At June 30, 2012 and December 31, 2011, the Company had obligations under capital leases repayable as follows:

	June 30, 2012	December 31, 2011

Total minimum lease payments
-Within one year	$115,709	$122,930
- After one year but within 5 years	192,935	247,320
	$308,644	$370,250
Interest expenses relating to future periods	(23,425)	(30,444)
Present value of the minimum lease payments	$285,219	$339,806

Interest expense related to capital leases totaled $3,448, $4,766, $7,019 and $14,905 for the three months ended June 30, 2012 and 2011, and for six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, there were no options outstanding under the Plan.

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

As of June 30, 2012 and December 31, 2011, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $5,103,430 and $5,780,400, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility is terminated on April 30, 2011. The monthly lease payment for this lease was $1,090. We incurred and paid an aggregate rent expense of $0 and $1,090 to Solution during the three months ended June 30, 2012 and 2011, respectively, and $0 and $4,360 for the six months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, we sold products of $302, $0, $1,000 and $0 respectively to Solution. As of June 30, 2012 and December 31, 2011, there were no outstanding accounts receivables from Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility is terminated on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $0 and $641 to Systematic Information during the three months ended June 30, 2012 and 2011, respectively, and $0 and $2,564 for the six months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, we received service charges of $2,038, $2,038, $4,076 and $4,076 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, we sold products for $0, 12,219, $20,553 and $12,264 respectively, to Atlantic Storage. As of June 30, 2012 and December 31, 2011, there were no outstanding accounts receivables from Atlantic Storage.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.             Related Party Transactions (Continued)

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the three months ended June 30, 2012, and the six months ended June 30, 2012, we received a management fee of $30,719 from ATMD. The management fee was charged for back office support for ATMD.

During the three months ended June 30, 2012, and six months ended June 30, 2012, we sold products for $30,525 to ATMD. As of June 30, 2012, there was no outstanding accounts receivable from ATMD.

During the three months ended June 30, 2012, and six months ended June 30, 2012, we purchased inventories of $116,846 from ATMD.

During the three months ended June 30, 2012, and six months ended June 30, 2012, we paid $140,077 to ATMD as compensation for the services provided by ATMD to the Company regarding the sales of Samsung products during the transition period. As of June 30, 2012, there was $140,077 accounts payable to ATMD.

Transactions with Tomen Devices Corporation

On April 1, 2012, the Company has established ATMD, a joint venture with Tomen. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the three months ended June 30, 2012, and the six months ended June 30, 2012, we sold products for $3,955 to Tomen. As of June 30, 2012, there was no outstanding accounts receivable from Tomen.

During the three months ended June 30, 2012, and six months ended June 30, 2012, we purchased inventories of $21,815,438 from Tomen. As of June 30, 2012, there was $7,257,702 accounts payable to Tomen.

Note 8.             Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at June 30, 2012 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$4,230,769		$1,005,632	$3,225,137
Import/Export Loan	9,743,590		8,623,968	1,119,622
	$13,974,359		$9,629,600	$4,344,759

Bank Loans	6,847,819	(a)	6,847,819	-
Overdraft	346,154	(b)	329,775	16,379

	$21,168,332		$16,807,194	$4,361,138

(a) Detailed disclosures on bank loans are made in Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2012. Total bank loans are combined from the bank loans of $6,847,819 and tax loan of $160,256. The tax loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of $160,256 bearing an interest rate of 2.8% (2.5% per annum over one month HIBOR).

(b) Including cash and cash equivalents.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.             Bank Loan

Bank loans were comprised of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Installment loan having a maturity date in July 21, 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2012 and December 31, 2011) to DBS Bank payable in monthly installments of $9,925 including interest through June 2012 without any balloon payment requirements	$1,380,101	$1,419,602

Installment loan having a maturity date in September 15, 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at June 30, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $5,240 including interest through June 2012 without any balloon payment requirements	607,765	630,640

Installment loan having a maturity date in July 28, 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at June 30, 2012 and December 31, 2011) to BEA Bank payable in monthly Installments of $14,348 including interest through June 2012 without any balloon payment requirements	320,513	397,436

Installment loan having a maturity date in June 2, 2026 and carrying an Interest rate of 2% per annum over one month HIBOR (0.3% at June 30, 2012 and 0.24% at December 31, 2011) to DBS Bank payable in monthly Installments of $5,077 including interest through June 2012 without any balloon Payment requirements	725,680	747,497

Installment loan having a maturity date in June 2, 2023 and carrying an Interest rate of 2% per annum over one month HIBOR (0.3% at June 30, 2012 and 0.24% at December 31, 2011) to DBS Bank payable in monthly Installments of $4,092 including interest through June 2012 without any balloon Payment requirements	475,208	494,065

Installment loan having a maturity date in April 25, 2015 and carrying an Interest rate of 0.5% plus the Hong Kong Prime dollar Rate (5.25% at June 30, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $60,233 including interest through June 2012 without any balloon payment requirements	1,885,561	-

Installment loan having a maturity date in April 18, 2015 and carrying an Interest rate of 0.25% plus the Hong Kong Prime dollar Rate (5.25% at June 30, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $49,590 including interest through June 2012 without any balloon payment requirements	1,452,991	-

	$6,847,819	$3,689,240

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.             Bank Loan (Continued)

An analysis on the repayment of bank loan as of June 30, 2012 and December 31, 2011 are as follow:

	June 30, 2012	December 31, 2011

Carrying amount that are repayable on demand or within twelve months from June 30, 2012 containing a repayable on demand clause:
Within twelve months	$1,367,005	$361,734
Carrying amount that are not repayable within twelve months from June 30, 2012 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$2,940,560	$676,286
After 2 years, but within 5 years	461,260	455,607
After 5 years	2,078,994	2,195,613
	$5,480,814	$3,327,506
	$6,847,819	$3,689,240

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a fixed cash deposit of $705,641;
(b)	a security interest on two residential properties located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL;
(c)	a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL;
(d)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(e)	a workshop located in Hong Kong owned by Solution, a related party;
(f)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(g)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a fixed cash deposit of $1,383,400;
(b)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(c)	a workshop located in Hong Kong owned by Solution, a related party; and
(d)	an unlimited personal guarantee by Mr. Yang

Note 10.             Cash Flow Information

Cash paid during the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011

Interest paid	$434,760	$209,877

Income taxes paid	$118,638	$126,187

Non-Cash Activities:
Capital lease obligations incurred when capital lease were entered for new automobiles	$-	$342,051

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	(103,315)	0	0	(103,315)
Restricted cash	2,089,041	-	-	2,089,041

Total assets	$1,985,726	$-	$-	$1,985,726

Note 12.             Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended June 30, 2012 and December 31, 2011 since there were no outstanding options at June 30, 2012 and December 31, 2011.

Note 13.             Common Stock

On August 8, 2011, the Company issued 145,500 shares of common stock for a cash payment of $56,745.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 14.             Stock Dividend

On May 28, 2012, the Company has paid special dividend of the common stock to its shareholders. 5,805,059 shares of common stock were issued and an additional $7.47 was paid to shareholders for fractional shares.

Note 15.             Investments in a jointly controlled entity

	June 30, 2012	December 31, 2011

Share of net assets	$2,744,644	$-
Due to a jointly-controlled entity	(140,077)	-

	$2,604,567	$-

The amount due to a jointly-controlled entity is unsecured, interest-free and has no fixed term of repayment.

The carrying amount of the amount due to the jointly-controlled entity approximates to its fair value.

Particulars of the jointly-controlled entity are as follows:

		Percentage of
Name	Place of registration	Ownership interest	Voting power	Profit sharing	Principal activity

ATMD (Hong Kong) Limited	Hong Kong	30	30	30	Trading

The following table illustrates the summarized financial information of the Group’s jointly-controlled entity:

	June 30, 2012	December 31, 2011

Share of jointly-controlled entity's assets and liabilities:
Current assets	$5,811,450	$-
Non-current assets	24,018	-
Current liabilities	(3,090,824)	-

	$2,744,644	$-

Share of jointly-controlled entity's results:
Gross profit	$47,419	$-
Other income	194	-

Total expenses	(302,969)	-
Tax	-

Loss after tax	$(255,356)	$-

Note 16.             Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2012 through August 14, 2012, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

None.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2011, (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the U.S. and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview and Background

The Company, through its wholly-owned subsidiary Atlantic, a Hong Kong corporation, is engaged primarily in the business of distribution of memory products mainly under “Samsung” brand name which principally comprise DRAM, Graphic RAM and Flash for the Hong Kong and Southern China markets. Our wholly-owned subsidiary, Alpha Perform Technology Limited, which previously engaged in this business, ceased activities as of January 1, 2004, and all its operations were consolidated with those of Atlantic.

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

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation to create a joint venture, ATMD (Hong Kong) Limited, which became effective as of April 1 2012. ATMD issued $10,000,000 in share capital, with ACL Holdings owns 30% and Tomen owns 70%, respectively of ATMD. Mr. Yang, the Company’s Chief Executive Officer is appointed as the Chief Executive Officer of ATMD.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

On April 1, 2012, ATMD entered into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. and began to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Since ATMD is a newly established company, there will be a transitional period for account setup on both its suppliers and customers’ systems. Due to this issue, Atlantic has extended its distributorship with Samsung to June 30, 2012 to continue support its customers during this transitional period. Atlantic will continue its business with its customers until the transformation is completed, which transition is expected to be completed by the end of September 2012. Around 6% of the sales were transferred to ATMD as of June 30, 2012. This percentage is estimated to increase to 90% when the transformation is completed. Since the Company has moved its Samsung sales team to ATMD commencing from April 1, 2012, the Company will compensate ATMD for the services provided to the Company relating to the sales of Samsung products during this transitional period.

Subsequent to the start of the operation of ATMD, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document regarding the Company are expected to change in accordance with the transition of the Company’s business as described above.

As of June 30, 2012, ACL had more than 60 customers in Hong Kong and Southern China. Most of these customers are expected to move to ATMD during the transition period.

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

Continuation of reducing demand and decreasing average selling prices caused many semiconductors companies to lose revenue in the second quarter. Significant reductions in general demand for both DRAM and NAND Flash have been seen. Over the three months ended June 30, 2012 (“second quarter of 2012”), the Company recorded a substantial drop in net sales from $100,777,153 to $31,365,881 for the three months ended June 30, 2011 (“second quarter of 2011”), down 68.9%. Due to the transitioning process, approximately 94% of our sales of the Samsung products were made through the Company instead of the newly established joint venture, ATMD, during the second quarter of 2012. The decrease in our net sales was mainly due to the weak and volatile economic condition which caused demand reduction from one of our major customers who accounts for 70% of the Company’s sales.

The Company’s gross profit for the second quarter of 2012 was $389,831, representing an increase of $1,731,718 over a gross loss of $1,341,887 in the same period of 2011. Gross profit margin for the second quarter of 2012 increased to 1.2% from gross loss in the same period of 2011. Although the weak and volatile global economic condition have caused the Company to record a significant drop in revenue, the Company is capable of maintaining a satisfactory gross profit margin.

Operating expenses for the three months ended June 30, 2012 were $1,111,814, down $427,582 or 27.8% from $1,539,396 for three months ended June 30, 2011; this decrease was mainly due to a decrease in general and administrative expenses. Other expenses for the three months ended 30 June, 2012 were $397,720, up $351,346 or 757.6% from $46,374 for three months ended June 30, 2011; this increase was mainly due to an increase in share of loss of jointly-controlled entity and interest expenses.

Comparing the small reduction in total expenses for the second quarter of 2012 with the second quarter of 2011, the large reduction in net sales for the same period has caused the Company to record a net loss of $1,119,703 for the second quarter of 2012, up $1,615,646 from 2,735,349 for the same period of 2011.

Although the market condition continues to be weak and volatile, the Company is optimistic about the Company’s prospects for the second half of the year. NAND Flash sales are expected to increase as ultrabooks, smartphones and tablets are expected to drive the demand. However, revenues generated from the sales of DRAM are expected to remain to be influenced by global economic conditions.

Since the Company’s Samsung business will be gradually transferred to ATMD, the Company expects that its net sales will continue to decrease in the coming quarters. Eventually, the Company expects that approximately 90% of its sales of Samsung products will be transferred to ATMD, and the Company will receive 30% of ATMD’s net income based on the Company’s ownership interest in ATMD. As a whole, the Company expects to see growth in the third quarter.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Cost of sales

Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 98.8% for the three months ended June 30, 2012 and approximately 101.3% for the three months ended June 30, 2011.

Operating expenses

Our operating expenses for the three months ended June 30, 2012 and 2011 were comprised of sales and marketing expenses, and general and administrative expenses only.

Sales and marketing expenses consisted primarily of costs associated with advertising and marketing activities.

General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries, rent/leases, professional services, and travel and entertainment. We expect these expenses to increase as a result of increased legal and accounting fees anticipated in connection with our compliance with ongoing reporting and accounting requirements of the SEC and as a result of anticipated expansion by the Company of its business operations. Sales and marketing expenses are expected to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

Interest expense, including finance charges, relates primarily to the Company’s short-term and long-term bank borrowings.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$31,365,881	$100,777,153	$73,778,901	$221,768,747
Cost of sales	(30,976,050)	(102,119,040)	(73,024,299)	(220,170,503)

Gross profit (loss)	389,831	(1,341,887)	754,602	1,598,244

Operating expenses
Sales and marketing expenses	(154,757)	(38,160)	(167,640)	(60,490)
General and administrative expenses	(957,057)	(1,501,236)	(2,139,177)	(2,809,776)

Loss from operations	(721,983)	(2,881,283)	(1,552,215)	(1,272,022)

Other expenses	(397,720)	(46,374)	(433,157)	(90,521)

Loss Income before income taxes	(1,119,703)	(2,927,657)	(1,985,372)	(1,362,543)

Income taxes	-	192,308	-	-

Net loss	$(1,119,703)	$(2,735,349)	$(1,985,372)	$(1,362,543)

Dividend paid	(7)	-	(7)	-

	(1,119,710)	(2,735,349)	(1,985,379)	(1,362,543)

(Loss) Earnings per share - basic and diluted	$(0.04)	$(0.10)	$(0.07)	$(0.05)

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Six Months ended June 30, 2012 to the Three and Six Months Ended June 30, 2011

Net Sales

The following table presents our net sales for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$31,365,881	$100,777,153	-68.9%	$73,778,901	$221,768,747	-66.7%

Net sales decreased by $69,411,272 or 68.9%, from $100,777,153 for the three months ended June 30, 2011 to $31,365,881 for the three months ended June 30, 2012. For the six months ended June 30, 2012 net sales decreased by $147,989,846 or 66.7%, from $221,768,747 for the six months ended June 30, 2011 to $73,778,901. These decreases in net sales were mainly due to significant reductions in demand and decreasing average selling prices.

Cost of sales

The following table presents our cost of sales for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$30,976,050	$102,119,040	-69.7%	$73,024,299	$220,170,503	-66.8%

Cost of sales decreased by $71,142,990 or 69.7%, from $102,119,040 for the three months ended June 30, 2011 to $30,976,050 for the three months ended June 30, 2012. For the six months ended June 30, 2012, cost of sales decreased by $147,146,204 or 66.8%, from $220,170,503 for the six months ended June 30, 2011 to $73,024,299. These decreases were mainly due to decrease of sales volume.

Gross Profit (Loss)

The following table presents our gross profit for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$389,831	$(1,341,887)	N/A	$754,602	$1,598,244	-52.8%

Gross profit increased by $1,731,718, from gross loss of $1,341,887 for the three months ended June 30, 2011 to gross profit of $389,831 for the three months ended June 30, 2012. This increase in gross profit was mainly due to the more favorable purchase price compare to the unusual high purchase price for the same period in 2011.

For the six months ended June 30, 2012, gross profit decreased by $843,642 or 52.8%, from $1,598,244 for the six months ended June 30, 2011 to $754,602. This decrease in gross profit was mainly due to reducing demand and decreasing average selling prices of DRAM and NAND Flash products.

Sales and Marketing Expenses

The following table presents the sales and marketing expenses for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$154,757	$38,160	305.5%	$167,640	$60,490	177.1%

For the three months ended June 30, 2012, sales and marketing expenses increased by $116,597, or 305.5%, from $38,160 for the three months ended June 30, 2011 to $154,757. For the six months ended June 30, 2012, sales and marketing expenses increased by $107,150 or 177.1%, from $60,490 for the six months ended June 30, 2011 to $167,640. Such increases were directly attributable to the increase of sales compensation paid to ATMD for the services rendered by ATMD to us during the transitional period.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

General and Administrative Expenses

The following table presents the general and administrative expenses for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$957,057	$1,501,236	-36.2%	$2,139,177	$2,809,776	-23.9%

For the three months ended June 30, 2012, general and administrative expenses decreased by $544,179 or 36.2%, from $1,501,236 for the three months ended June 30, 2011 to $957,057. For the six months ended June 30, 2012, general and administrative expenses decreased by $670,599 or 23.9%, from $2,809,776 for the six months ended June 30, 2011 to $2,139,177. These decreases were principally attributable to a decrease in directors’ remuneration and entertainment expenses.

Loss from Operations

The following table presents the income from operations for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$(721,983)	$(2,881,283)	-74.9%	$(1,552,215)	$(1,272,022)	22.0%

Loss from operations for the three months ended June 30, 2012 decreased by $2,159,300, or 74.9%, from $2,881,283 for the three months ended June 30, 2011 to $721,983. Such decrease was mainly due to increase of gross profit and decrease of general and administrative expenses.

For the six months ended June 30, 2012, loss from operations increased by $280,193 or 22.0%, from $1,272,022 for the six month ended June 30, 2011 to $1,552,215. This increase was mainly due to decrease of sales volume and the amount of gross profit even the gross profit margin was better than last year.

Interest Income

The following table presents the interest income for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$766	$445	72.1%	$1,593	$897	77.6%

For the three months ended June 30, 2012, interest income increased by $321 or 72.1%, from $445 for the three months ended June 30, 2011 to $766. For the six months ended June, 2012, interest income increased by $696 or 77.6%, from $897 for the six months ended June 30, 2011 to $1,593. These increases were due to increase of average bank deposit rate when compared to the same period in 2011.

Interest Expense

The following table presents the interest expense for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$301,533	$101,096	198.3%	$434,760	$209,877	107.1%

For the three months ended June 30, 2012, interest expense increased by $200,437 or 198.3%, from $101,096 for the three months ended June 30, 2011 to $301,533. For the six months ended June 30, 2012, interest expense increased by $224,883 or 107.1%, from $209,877 for the six months ended June 30, 2011 to $434,760. These changes were mainly due to increased interest on bank term loans and the usage of bank lines by the Company to deal with customers and suppliers during the period in 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Income Tax Reversal (Provision)

The following table presents the income tax provision for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$-	$(192,308)	-100.0%	$-	$-	N/A

There are no tax provision made due to no profit being earned by the Company during the period of three months and six months ended June 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

As of June 30, 2012, we had revolving lines of credit and loan facilities in the aggregate amount of $21,168,332, of which $4,361,138 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2012, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

Net Cash Provided by Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities was $2,315,724 while for the six months ended June 30, 2011, net cash provided by operating activities was $6,296,422, a decrease in cash provided of $3,980,698. This decrease was primarily due to a decrease of accounts receivable, accounts payable and increase of deposit received from customers as of June 30, 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Net Cash Used for Investing Activities

For the six months ended June 30, 2012, net cash used for investing activities was $2,182,871 while for the six months ended June 30, 2011, net cash used for investing activities was $4,753,111, a decrease in cash used of $2,570,240. This decrease was primarily due to the investment in a jointly-controlled entity and decrease of amounts due from Aristo / Mr. Yang as of June 30, 2012.

Net Cash Used for Financing Activities

For the six months ended June 30, 2012, net cash used for financing activities was $908,987 while for the six months ended June 30, 2011, net cash used by financing activities was $982,961, a decrease in cash used of $73,973. This decrease was due to the increase of cash inflow by the bank borrowing for term loans as of June 30, 2012 offset by the increase of cash outflow in repayment on lines of credit and notes payable.

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

Jointly-controlled entity

A jointly-controlled entity is a corporate joint venture that is subject to joint control, resulting in none of the participating parties having unilateral control over the economic activity of the jointly-controlled entity. The Group’s investment in a jointly-controlled entity is stated in equity method for the consolidated statement of financial position the Group’s shares of the equity of a jointly-controlled entity and the consolidated income statement and consolidated reserves, respectively.

New Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on our financial condition or results of operations.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2012, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibits:

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

Date: August 14, 2012	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Kun Lin Lee
Kun Lin Lee
Chief Financial Officer

