Form 10-Q
period 2012-09-30
ACL SEMICONDUCTORS INC
filed 2012-11-19
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

The Registrant had 35,874,495 shares of common stock outstanding as of November 12, 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of September 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$297,984	$672,819
Restricted cash		838,347	2,089,041
Accounts receivable, net of allowance for doubtful accounts of $112,319, $1,760,709 for 2012 and 2011		1,802,289	25,756,889
Inventories, net	3	5,950,085	3,094,267
Other current assets		228,249	144,642

Total current assets		$9,116,954	$31,757,658

Property, plant and equipment, net	4	9,787,525	9,794,517
Investments in a jointly-controlled entity	15	2,735,653	0
Goodwill	17	11,341,123	0
Other deposits		126,349	64,579
Amounts due from Aristo / Mr. Yang	7	5,882,315	5,780,400

TOTAL ASSETS		$38,989,919	$47,397,154

LIABILITIES
Current liabilities
Accounts payable		$705,252	$23,809,295
Amount due to related companies		11,957,235	0
Accruals		2,526,446	470,676
Lines of credit and loan facilities	8	8,380,118	13,642,578
Bank loans	9	8,013,564	3,689,240
Current portion of capital lease	5	101,458	109,872
Income tax payable		(177,291)	(202,068)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		5,149,029	509,095

Total current liabilities		$36,768,196	$42,141,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of September 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Long-term liabilities
Capital lease, less current portion	5	$155,379	229,934
Deferred tax liabilities		74,289	63,245

Total long-term liabilities		229,668	293,179

TOTAL LIABILITIES		$36,997,864	42,434,252

NET ASSETS		$1,992,055	4,962,902

Commitments and contingencies		$0	$0

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized;
0 shares issued and outstanding as of
September 30, 2012 and December 31, 2011		0	0

Common stock, $0.001 par value; 50,000,000 shares
authorized; 34,830,495 and 29,025,436 shares issued
and outstanding as of September 30, 2012 and
December 31, 2011		34,831	29,026
Additional paid in capital		3,753,577	3,753,577
Retained earnings (deficits)		343,923	1,180,299
Non-controlling interest		(2,140,276)	0

TOTAL STOCKHOLDERS’ EQUITY		$1,992,055	$4,962,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2012	2011	2012	2011
	Notes	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales		$49,488,031	$74,014,267	$123,266,932	$295,783,014
Cost of sales		48,626,491	70,292,329	121,650,790	290,462,833

Gross profit (loss)		861,540	3,721,938	1,616,142	5,320,181

Operating expenses
Sales and marketing expenses		69,580	22,918	237,220	83,408
General and administrative expenses		1,089,389	1,493,833	3,228,567	4,303,609

Income (loss) from operations		(297,429)	2,205,187	(1,849,645)	933,164

Other expenses (income)
Rental income		(54,125)	(46,987)	(144,510)	(114,075)
Interest expense		265,807	162,751	700,567	372,628
Management and service income		11,589	(13,961)	(71,284)	(36,757)
Interest income		(572)	(667)	(2,165)	(1,564)
Loss (profit) on disposals of fixed assets		-	-	(256)	(18,024)
Exchange differences		(5,709)	7,487	(10,469)	23,394
Reverse for provision of doubtful account		(1,648,390)	-	(1,648,390)	-
Miscellaneous		(36,803)	(19,097)	(113,895)	(45,555)
Share result of a jointly-controlled entity	15	(16,985)	-	238,371	-

Income (loss) before income taxes		1,187,759	2,115,661	(797,614)	753,117

Income taxes provision (reversal)		32,950	197,422	32,950	197,422

Net income (loss)		$1,154,809	$1,918,239	$(830,564)	$555,695

Dividend paid		-	-	7	-

		1,154,809	1,918,239	(830,571)	555,695

Earnings (loss) per share - basic and diluted		$0.04	$0.07	$(0.03)	$0.02

Weighted average number of shares - basic and diluted	12	31,694,916	28,865,338	31,694,916	28,865,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of September 30, 2012 (Unaudited)	As of September 30, 2011 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$(830,564)	$555,695

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Reversal of bad debts		1,648,390	0
Depreciation and amortization		362,647	336,373
Change in inventory reserve		0	(96,154)
Loss (gain) on disposal of fixed assets		(256)	(18,024)
Loss (gain) on investment in a jointly-controlled entity		238,371	0
Dividend paid		(7)	0

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable		10,581,548	4,484,139
Inventories		(2,201,061)	2,029,697
Other current assets		(83,607)	59,151
Other assets		(55,628)	(6,593)

Increase (decrease) in liabilities
Accounts payable - other		(23,782,861)	(2,886,381)
Accounts payable - related parties		11,957,235	0
Accrued expenses		(166,936)	(50,960)
Income tax payable		24,777	29,110
Deferred tax		11,044	17,741
Other current liabilities		4,478,377	12,942

Total adjustments		$3,012,033	$3,911,041

Net cash provided by (used for) operating activities		$2,181,469	$4,466,736

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$3,235,208	$7,497,979
Advanced to Aristo / Mr. Yang		(3,337,123)	(12,142,177)
Net cash inflow on acquisition of subsidiaries	10 (b)	157,259	0
Investment in a jointly-controlled entity		(2,974,024)	0
Decrease (increase) of restricted cash		1,383,400	(666)
Cash proceeds from sales of fixed assets		256	107,692
Purchase of fixed assets		(175)	(1,812,165)

Net cash provided by (used for) investing activities		$(1,535,199)	$(6,349,337)

Cash flows provided by (used for) financing activities:
Net repayments on lines of credit and notes payable		$(5,262,460)	$1,010,657
Principal payments to bank		(739,778)	(924,274)
Borrowings from bank		5,064,103	1,923,077
Principal payments under capital lease obligation		(82,970)	(301,902)
Cash proceeds from issuance of common stocks		0	56,745

Net cash provided by (used for) financing activities		$(1,021,105)	$1,764,303

Net increase (decrease) in cash and cash equivalents		$(374,835)	$(118,298)

Cash and cash equivalents–beginning of year		672,819	1,579,416

Cash and cash equivalents–end of period		$297,984	$1,461,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Principal Activities

ACL Semiconductors Inc. (“ACL”) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgins Island (“Jussey”) (please refer to Note 16 for more information on the acquisition).

The Company is currently engaged in the production, manufacturing and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”) through its operating subsidiaries:

(i)	Atlantic Components Limited, a Hong Kong incorporated company and the Company’s original principle operating subsidiary which is controlled by the Company through its subsidiary, ACL International Holdings Limited (“ACL Holdings”); and

(ii)	Aristo Technologies Limited, a Hong Kong incorporated company (“Aristo”), solely owned by Mr. Chung-Lun Yang, the Company’s Chairman and Chief Executive Officer (“Mr. Yang”); and

(iii)	eVision Telecom Ltd. (“eVision”), a Hong Kong incorporated company which was acquired through an acquisition of its holding company, Jussey; and

(iv)	USmart Electronic Products Ltd. (“USmart”), a Hong Kong incorporated company which was acquired through an acquisition of its holding company, Jussey; and

(v)	Dongguan Kezheng Electronics Ltd. (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC which is acquired through an acquisition of its ultimate holding company, Jussey.

The Company owns 100% equity interest of ACL International Holdings Limited, a Hong Kong incorporated company, which owns:

(i)	100% equity interest of Atlantic (restructured on December 17, 2010); and

(ii)	30% equity interest of ATMD, a joint venture with Tomen Devices Corporation (“Tomen”); and

(iii)	100% equity interest of Jussey Investments Limited, a company incorporated in British Virgin Islands (acquired by ACL Holdings on September 28, 2012) which owns:

a.	100% equity interest in eVision; and

b.	80% equity interest in USmart, which owns 100% equity interest in Kezheng.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Principal Activities (Continued)

On March 23, 2010, ACL concluded that Aristo, a related company solely owned by Mr. Yang is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with ACL beginning fiscal year 2007 under the guidance applicable to variable interest entities.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2012. The following table depicts the identity of each subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	100	$0.13
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited (1)	Hong Kong	100	$384,615
Aristo Technologies Limited (2)	Hong Kong	100	$1,282
Dongguan Kezheng Electronics Limited (3)	PRC	80	$580,499
eVision Telecom Limited (4)	Hong Kong	100	$25,641
Jussey Investments Limited (1)	BVI	100	$1
USmart Electronic Products Limited (4)	Hong Kong	80	$1.28
Note:	(1) Wholly owned subsidiary of ACL International Holdings Limited

(2) Deemed variable interest entity

(3) Wholly owned subsidiary of USmart Electronic Products Limited

(4) Wholly or partially owned by Jussey Investments Limited

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

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the third quarter of 2012 were $0 with accounts receivable of $19,119,164 as of September 30, 2012. The sales to Aristo during the third quarter of 2011 were $316,224 with accounts receivable of $16,777,738 as of September 30, 2011. For fiscal year 2011, sales to Aristo were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010, sales to Aristo were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010.

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

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Automobiles	3 1/3 years
Computers	5 years
Leasehold improvement	5 years
Land and buildings	By estimated useful life
Office equipment	5 years
Machinery	5-10 years

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

(h)	Accounting for impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360 “Property, Plant and Equipment” and ASC 350 “Intangibles - Goodwill and Other” (formerly Statement of Financial Accounting Standards No. 144). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was no change during the first nine months of 2012 and decreased by $44,872 for the same period of 2011. Inventory obsolescence reserves totaled $1,048,452 including acquired from subsidiaries $339,078 as of September 30, 2012 and $709,374 as of December 31, 2011.

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

The Company did not have any interest and penalty recognized in the income statements for the period ended September 30, 2012 and September 30, 2011 or balance sheet as of September 30, 2012 and December 31, 2011. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2009, 2010 and 2011 United States (U.S.) federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11 and 2011/12 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,136 and $2,120 as of September 30, 2012 and 2011 respectively.

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

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(u)	Recently implemented standards (Continued)

In August 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

Note 3.	Inventories

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Finished goods	$6,004,702	$3,803,641
Acquired from subsidiaries	993,835	0
Less allowance for excess and obsolete inventory	(1,048,452)	(709,374)

Inventory, net	$5,950,085	$3,094,267

The following is a summary of the change in the Company’s inventory valuation allowance:

	September 30, 2012	December 31, 2011
Inventory valuation allowance, beginning of the year	$709,374	$513,120
Acquired from subsidiaries	339,078	0
Obsolete inventory sold	0	(78,396)
Additional inventory provision	0	274,650

Inventory valuation allowance, end of year	$1,048,452	$709,374

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
At cost
Land and buildings	$9,375,558	$9,375,558
Automobiles	643,774	741,651
Office equipment	197,919	197,919
Leasehold improvements	458,121	458,121
Furniture and fixtures	41,764	41,591
Machinery	499,614	499,614

	$11,216,750	$11,314,454
Add: acquired from subsidiaries	355,481	0

	$11,572,231	$11,314,454
Less: accumulated depreciation	(1,784,706)	(1,519,937)

	$9,787,525	$9,794,517

Depreciation and amortization expense totaled $120,500 and $172,006 for the three months ended September 30, 2012 and 2011, respectively, and $362,647 and $336,373 for the nine months ended September 30, 2012 and 2011, respectively.

Automobiles include the following amounts under capital leases:

	September 30, 2012	December 31, 2011
Cost	$469,754	$527,390
Less accumulated depreciation	(225,093)	(125,810)

Total	$244,661	$401,580

Note 5.	Capital Lease Obligation

The Company leases automobiles under four capital leases that expire between July 2013 and December 2015. Aggregate future obligations under the capital leases in effect as of September 30, 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	September 30, 2012	December 31, 2011

Current portion	$101,458	$109,872
Non-current portion	155,379	229,934

	$256,837	$339,806

At September 30, 2012 and December 31, 2011, the values of automobiles under capital leases are as follows:

	September 30, 2012	December 31, 2011

Cost	$469,754	$527,390
Less: accumulated depreciation	(225,093)	(125,810)

	$244,661	$401,580

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligation (Continued)

At September 30, 2012 and December 31, 2011, the Company had obligations under capital leases repayable as follows:

	September 30, 2012	December 31, 2011

Total minimum lease payments
-Within one year	$109,286	$122,930
- After one year but within 5 years	167,723	247,320

	$277,009	$370,250
Interest expenses relating to future periods	(20,172)	(30,444)

Present value of the minimum lease payments	$256,837	$339,806

Interest expense related to capital leases totaled $3,253, $5,204, $10,272 and $20,109 for the three months ended September 30, 2012 and 2011, and for nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, there were no options outstanding under the Plan.

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

As of September 30, 2012 and December 31, 2011, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $5,882,315 and $5,780,400, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility is terminated on April 30, 2011. The monthly lease payment for this lease was $1,090. We incurred and paid an aggregate rent expense of $0 and $0 to Solution during the three months ended September 30, 2012 and 2011, respectively, and $0 and $4,359 for the nine months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, we sold products of $0, $0, $1,000 and $0 respectively to Solution. As of September 30, 2012 and December 31, 2011, there were no outstanding accounts receivables from Solution.

During the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, we received service charges of $3,846, $0, $17,308 and $0 respectively from Solution. The service fee was charged for back office support for Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility is terminated on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $0 and $0 to Systematic Information during the three months ended September 30, 2012 and 2011, respectively, and $0 and $2,564 for the nine months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, we sold products of $17,457, $0, $17,457 and $0 respectively to Systematic Information. As of September 30, 2012 and December 31, 2011, there were no outstanding accounts receivables from Systematic Information.

During the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, we received service charges of $1,846, $2,038, $5,923 and $6,114 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, we sold products for $1,231, $28,162, $21,784 and $40,426 respectively, to Atlantic Storage. As of September 30, 2012 and December 31, 2011, there were no outstanding accounts receivables from Atlantic Storage.

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

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the three months ended September 30, 2012, and the nine months ended September 30, 2012, we received service charges of $25,796 and $56,515 from ATMD. The service fee was charged for back office support for ATMD.

During the three months ended September 30, 2012, and nine months ended September 30, 2012, we sold products for $0 and $30,525 to ATMD. As of September 30, 2012, there was no outstanding accounts receivable from ATMD.

During the three months ended September 30, 2012, and nine months ended September 30, 2012, we purchased inventories of $0 and $116,846 from ATMD.

During the three months ended September 30, 2012, and nine months ended September 30, 2012, we paid $62,779 and $202,856 to ATMD as compensation for the services provided by ATMD to the Company regarding the sales of Samsung products during the transition period. As of September 30, 2012, there was $25,975 accounts payable to ATMD.

Transactions with Tomen Devices Corporation

On April 1, 2012, the Company has established ATMD, a joint venture with Tomen. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the three months ended September 30, 2012, and the nine months ended September 30, 2012, we sold products for $0 and $32,195 to Tomen. As of September 30, 2012, there was no outstanding accounts receivable from Tomen.

During the three months ended September 30, 2012, and nine months ended September 30, 2012, we purchased inventories of $36,868,541 and $78,281,961 from Tomen. As of September 30, 2012, there was $11,957,235 accounts payable to Tomen.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at September 30, 2012 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Factoring Loan	$1,025,641		$56,161	$969,480
Import/Export Loan	8,653,847		8,327,958	325,889
	$9,679,488		$8,384,119	$1,295,369

Bank Loans	8,013,565	(a)	8,013,565	0
Overdraft	410,257	(b)	381,644	28,613

	$18,103,310		$16,779,328	$1,323,982

(a) Detailed disclosures on bank loans are made in Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2012 plus $1,538,462 temporary loan from DBS which was fully paid on October 2012.

(b) Including cash and cash equivalents.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loans

Bank loans were comprised of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Installment loan having a maturity date in July 28, 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at September 30, 2012 and December 31, 2011) to BEA Bank payable in monthly Installments of $14,348 including interest through September 2012 without any balloon payment requirements	282,051	397,436

Installment loan having a maturity date in April 18, 2015 and carrying an Interest rate of 0.25% plus the Hong Kong Prime dollar Rate (5.25% at September 30, 2012 and December 31, 2011) to BEA Bank payable in monthly Installments of $49,590 including interest through September 2012 without any balloon payment requirements	1,324,786	0

Installment loan having a maturity date in April 25, 2015 and carrying an Interest rate of 0.5% plus the Hong Kong Prime dollar Rate (5.25% at September 30, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $60,233 including interest through September 2012 without any balloon payment requirements	1,731,437	0

Installment loan having a maturity date in June 2, 2023 and carrying an Interest rate of 2% per annum over one month HIBOR (0.3% at September 30, 2012 and 0.24% at December 31, 2011) to DBS Bank payable in monthly Installments of $4,092 including interest through September 2012 without any balloon Payment requirements	465,710	494,065

Installment loan having a maturity date in September 15, 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $5,240 including interest through September 2012 without any balloon payment requirements	596,231	630,640

Installment loan having a maturity date in June 2, 2026 and carrying an Interest rate of 2% per annum over one month HIBOR (0.3% at September 30, 2012 and 0.24% at December 31, 2011) to DBS Bank payable in monthly Installments of $5,077 including interest through September 2012 without any balloon Payment requirements	714,697	747,497

Installment loan having a maturity date in July 21, 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at September 30, 2012 and December 31, 2011) to DBS Bank payable in monthly installments of $9,925 including interest through September 2012 without any balloon payment requirements	$1,360,191	$1,419,602

	$6,475,103	$3,689,240

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loans (Continued)

An analysis on the repayment of bank loan as of September 30, 2012 and December 31, 2011 are as follow:

	September 30, 2012	December 31, 2011

Carrying amount that are repayable on demand or within twelve months from September 30, 2012 containing a repayable on demand clause:
Within twelve months	$1,377,607	$361,734

Carrying amount that are not repayable within twelve months from September 30, 2012 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$2,613,507	$676,286
After 2 years, but within 5 years	464,267	455,607
After 5 years	2,019,722	2,195,613

	$5,097,496	$3,327,506

	$6,475,103	$3,689,240

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a fixed cash deposit of $833,846;
(b)	a security interest on two residential properties located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL;
(c)	a workshop located in Hong Kong owned by Atlantic, a wholly owned subsidiary of ACL;
(d)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(e)	a workshop located in Hong Kong owned by Solution, a related party;
(f)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(g)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10.	Cash Flow Information

(a)	Cash paid during the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011

Interest paid	$700,567	$209,877

Income taxes (reversal) paid	$(2,870)	$126,187

Non-Cash Activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$0	$342,051

(b)	Net cash inflow on acquisition of subsidiaries as of September 30, 2012 and December 31, 2011 are as follow:

	September 30, 2012	December 31, 2011

Cash consideration paid up to September 30, 2012	0	0
Cash and cash equivalents acquired	157,259	0

Net cash inflow in respect of acquisition of subsidiaries	157,259	0

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	297,984	-	-	297,984
Restricted cash	838,347	-	-	838,347

Total assets	$1,136,331	$-	$-	$1,136,331

Note 12.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended September 30, 2012 and December 31, 2011 since there were no outstanding options at September 30, 2012 and December 31, 2011.

Note 13.	Common Stock

On August 8, 2011, the Company issued 145,500 shares of common stock for a cash payment of $56,745.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 14.	Stock Dividend

On May 28, 2012, the Company paid a special dividend of the common stock to its shareholders. 5,805,059 shares of common stock were issued and an additional $7.47 was paid to shareholders for fractional shares.

Note 15.	Investments in a jointly-controlled entity

	September 30, 2012	December 31, 2011

Share of net assets	$2,761,629	$0
Due to a jointly-controlled entity	(25,976)	0

	$2,735,653	$0

The amount due to a jointly-controlled entity is unsecured, interest-free and has no fixed term of repayment.

The carrying amount of the amount due to the jointly-controlled entity approximates to its fair value.

Particulars of the jointly-controlled entity are as follows:

		Percentage of
Name	Place of registration	Ownership interest	Voting power	Profit sharing	Principal activity

ATMD (Hong Kong) Limited	Hong Kong	30	30	30	Trading

The following table illustrates the summarized financial information of the Group’s jointly-controlled entity:

	September 30, 2012	December 31, 2011

Share of jointly-controlled entity's assets and liabilities:
Current assets	$16,281,787	$0
Non-current assets	71,288	0
Current liabilities	(13,617,422)	0

	$2,735,653	$0

Share of jointly-controlled entity's results:
Gross profit	$335,150	$0
Other income	235	0

Total expenses	(573,756)	0
Tax	0	0

Loss after tax	$(238,371)	$0

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 16.	Acquisition

On September 28, 2012, the Company completed its acquisition of 100% equity interest of Jussey Investments Limited (“Jussey”), a company incorporated in British Virgin Islands, for aggregate purchase consideration of approximately US$2,150,000, payable by way of cash or equivalent in favor to the seller within 5 business days after the completion of the acquisition. Jussey owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited (“USmart”), a Hong Kong incorporated company. Jussey indirectly owns 80% of Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People's Republic of China (the “PRC”) by USmart.

Through the acquisition, the Company has diversified its product portfolio, enhanced its distributor role to a Research and Develop (“R&D”) manufacturer with its own products and brands, entered the telecommunication industry, gained access to the 3G baseband licenses, and design and manufacturing matrix and facility.

The Company accounted for this acquisition of Jussey and its subsidiaries by acquisition method of accounting. Currently, the balance sheet items was stated at historical value and would be re-stated at fair value upon the issuance of current report. There would be no operation effect on the income statement for the three and nine months ended on September 30, 2012 as the acquisition and control was in effect at the end of the reporting period.

The fair value will be accounted for upon the issuance of fair value report from an independent valuator engaged for this acquisition. The current preliminary number was based on historical numbers and will be adjusted upon the issuance of fair value report. The calculation of goodwill will be disclosed in the following note.

The preliminary purchase price allocation is as follow:

Purchase Consideration :
Acquisition obligation payable to sellers	2,150,000
Direct costs relating to acquiree	20,000
Less: cash acquired	(157,259)
Net purchase consideration	2,012,741

Assets Acquired ( in historical number)

Net assets acquired:
Fixed assets	355,481
Inventories	654,757
Trade receivables, deposits, prepayment and other receivables	717,369
Restricted cash	132,706
Trade payables, other creditors and accruals	(13,328,971)
Non-controlled interest	2,140,276
Net assets acquired	(9,328,382)

Purchase consideration in excess of historical value of net assets	11,341,123

Estimated Allocation:
Customer relation of the telecommunication industry	9,328,382
Goodwill upon acquisition	2,012,741
11,341,123

The purchase price allocation was computed based on the historical number and should be restated upon the issuance of fair value report from the independent valuator.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 16.	Acquisition (Continued)

The unaudited pro-forma financial statements and operation results for the three months and nine months ended September 31, 2012 are as follow:

ACL Semiconductors Inc.

Pro forma Condensed Combined Statement of Operations

For the Three Months Ended September 30, 2012

	ACLO	Jussey	Adjustments	Pro Forma

Net sales	$49,488,031	$625,969		$50,114,000
Cost of sales	48,626,491	730,727		49,357,218

Gross profit (loss)	861,540	(104,758)		756,782

Selling, general and administrative expenses	1,158,969	582,922		1,741,891

Income (loss) from operations	(297,429)	(687,680)		(985,109)

Other expenses (income)	(1,485,188)	(46,178)		(1,531,366)

Income (loss) from operations before income taxes	1,187,759	(641,502)		546,257

Income tax provision (reversal)	32,950	(1,174)		31,776

Net income (loss)	1,154,809	(640,328)		514,481

Foreign currency translation gain (loss)	0	(1,784)		(1,784)

Net income (loss) before dividend	1,154,809	(642,112)		512,697

Dividend paid	0	0		0

Net income (loss) before non-controlling interest	1,154,809	(642,112)		512,697
Non-controlling interest	0	102,021		102,021

Comprehensive income (loss)	$1,154,809	$(540,091)		$614,718

Per share information – basic and fully diluted:
Weighted average shares outstanding	31,694,916	1	(1)	31,694,916
Net earnings (loss) per share, basic	0.04	(640,328)		0.02

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 16.	Acquisition (Continued)

ACL Semiconductors Inc.

Pro forma Condensed Combined Statement of Operations

For the Nine Months Ended September 30, 2012

	ACLO	Jussey	Adjustments	Pro Forma

Net sales	$123,266,932	$2,955,299		$126,222,231
Cost of sales	121,650,790	3,046,362		124,697,152

Gross profit (loss)	1,616,142	(91,063)		1,525,079

Selling, general and administrative expenses	3,465,787	2,069,716	11,382	5,546,885

Income (loss) from operations	(1,849,645)	(2,160,779)	(11,382)	(4,021,806)

Other expenses (income)	(1,052,031)	(198,868)	25,605	(1,225,294)

Income (loss) from operations before income taxes	(797,614)	(1,961,911)	(36,987)	(2,796,512)

Income tax provision (reversal)	32,950	3,179		36,129

Net income (loss)	(830,564)	(1,965,090)	(36,987)	(2,832,641)

Foreign currency translation gain (loss)	0	(1,550)		(1,550)

Income (loss) before dividend	(830,564)	(1,966,640)	(36,987)	(2,834,191)

Dividend paid	7	0		7

Income (loss) before non-controlling interest	(830,571)	(1,966,640)	(36,987)	(2,834,198)

Non-controlling interest	0	309,816		309,816

Comprehensive income (loss)	$(830,571)	$(1,656,824)	$(36,987)	$(2,524,382)

Per share information – basic and fully diluted:
Weighted average shares outstanding	31,694,916	1	(1)	31,694,916
Net earnings (loss) per share, basic	(0.03)	(1,965,090)		(0.09)

Note 17.	Goodwill

The Company uses the acquisition method of accounting for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective fair values. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined at the date of acquisition, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of acquired business are reflected in the acquirer’s consolidated financial statements and results of operations after the date of the acquisition.

Note 18.	Subsequent Events

In preparing these financial statements, the management of Company has evaluated the events and transactions that occurred from October 1, 2012 through November 12, 2012, the date these financial statements were issued. The Company has determined that there were no material subsequent events.

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

Company Overview and Background

The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (“PRC” or the “China”) markets formerly by itself and after April 1, 2012 indirectly through its wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company. The Company, through its wholly owned subsidiary ACL International Holdings Limited, owns 30% equity interest in ATMD (Hong Kong) Limited (“ATMD”), the joint venture with Tomen Devices Corporation (“Tomen”). Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customers network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses.

ATMD, a company incorporated in Hong Kong, integrated both Atlantic and Tomen’s Samsung business in Hong Kong and PRC regions. On April 1, 2012, ATMD entered into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. and began to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Apart from the original authorized distribution of products distributed by Atlantic, ATMD is also authorized to distribute Applicable System LSI and Applicable System LCD products including, but not limited to wifi modules, camera modules, and smartphone panels which used in the rapidly growing segments such as smartphones, netbooks, tablets, personal navigation devices, digital TV, Set Top Box, and wireless handheld PDAs. ACL Holdings owns 30% equity interest of ATMD and Tomen owns the remaining 70% equity interest of ATMD. Mr. Chung-Lun Yang (“Mr. Yang”), the Company’s Chief Executive Officer was appointed the Chief Executive Officer of ATMD. Since ATMD is a newly established company, there will be a transitional period for account setup on both its suppliers and customers’ systems. Atlantic will continue conducting its business with its customers during this transitional period. Around 35% of the sales were transferred to ATMD as of September 30, 2012. This percentage is estimated to increase to 90% when the transition is completed. Since the Company has moved its Samsung sales team to ATMD commencing from April 1, 2012, the Company will compensate ATMD for the services provided to the Company relating to the sales of Samsung memory products during this transitional period. Subsequent to the start of the operations of ATMD, the relationships between sales, cost of sales, and operating expenses reflected in the financial information included in this document regarding the Company are expected to change in accordance with the transition of the Company’s business as described above.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

On September 28, 2012, the Company acquired Jussey, a company incorporated in British Virgin Islands, which owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited (“USmart”), a Hong Kong incorporated company, which owns 100% equity interest of Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People's Republic of China (the “PRC”).

USmart was founded in 2006 and it conducts its business through either itself or Kezheng, which has a factory located in Dongguan, PRC. USmart provides both ODM (Original Design Manufacturing) and OEM (Original Equipment Manufacturing) services for various electronic products, such as computer and peripherals, flash storage devices and home electronic products. USmart has its own research and development (“R&D”) and production teams. With the support from eVision, the business of which is described below, USmart is capable of providing its customers with total solutions from design to manufacture. USmart also holds its own brands – USmart and VSmart, which can be used on a broad spectrum of products including covering memory storage devices, visual and audio products such as digital flat screen television, DAB (Digital Audio Broadcasting) radios, digital photo frames, and other home electronic products. In 2010, USmart began its business development in the telecommunication industry, and successfully obtained the W-CDMA (Wideband CDMA is one of the third-generation (“3G”) wireless standards) license from Intel Mobile Communications GmbH., which offers cellular platforms for global phone makers. W-CDMA baseband is adapted by China Unicom, one of the three major telecommunication carriers in the PRC.

Founded in 2011, eVision is a Hong Kong based solution house that specializes in CDMA2000 (also known as Evolution-Data Optimized or “EV-DO”) platform. CDMA2000 is one of the 3G wireless standards. This standard is adapted by China Telecom, one of the three major telecommunication carriers in China. The principal function of eVision is to provide CDMA2000 solution to USmart. In May 2011, eVision entered into an exclusive R&D servicing agreement (the “Servicing Agreement”) with an independent third party in the PRC (the “R&D House”), a solution house that works closely with South China University of Technology and has a R&D team consisting of members with advanced academic qualifications. The R&D House holds, on behalf of eVision, a CDMA2000 software license granted by VIA Telecom Co. Ltd. According to the Servicing Agreement, the R&D House provides R&D services relating to CDMA2000 technology exclusively to eVision, and eVision holds the sole and exclusive right, title and interest to and in the aforementioned license and any R&D results/products obtained or developed by the R&D House during the term of the Servicing Agreement. eVision will also hold all the intellectual property rights that are obtained or developed by the R&D House in the course of such research.

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities. Atlantic sells Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. Being the biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not provide any bad debt provision or experience derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo. Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo carries various brands of products, such as sells Hynix, Micron, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo also provides value-added services to its products and resells it to its customers. Aristo 2011 and 2010 sales were around 14 million and 15 million; it was a small distributor that accommodated special requirements for specific customers.

As of September 30, 2012, ACL had more than 30 customers in Hong Kong and Southern China.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Corporate Structure

Financial Highlights

Reduced demand and decreased average selling prices continued for the DRAM market in the third quarter of 2012. Although NAND flash market demand was quiet in the beginning of the third quarter of 2012 due to slow economic recovery worldwide, Toshiba’s announcement of capacity cuts and the arrival of Apple’s iPhone 5 in September have provided positive market stimulation. Slightly tight supply of NAND flash can be seen in September. According to DRAMeXchange, a research division of TrendForce, in the third quarter of 2012 NAND flash average selling price declined by 3%, while bit shipment volume rose by 10% compared to the second quarter of 2012.

As the Company’s business of memory products distribution under the “Samsung” brand is gradually being transferred to its investing joint venture, ATMD, the net sales decreased significantly compared to the same period in 2011. The Company’s net sales for the three months ended September 30, 2012 (“third quarter of 2012”) was $49,488,031, decrease of $24,526,236 or 33.1% from $74,014,267 for the three months ended September 30, 2011 (“third quarter of 2011”). The decrease in our net sales was mainly due to the transfer of “Samsung” business to the new joint venture, ATMD.

The Company’s gross profit for the third quarter of 2012 was $861,540, representing a decrease of $2,860,398 over a gross profit of $3,721,938 in the same period of 2011. Gross profit margin for the third quarter of 2012 decreased to 1.7% from gross profit margin of 5.0% in the same period of 2011. The reduced selling prices of DRAM have caused the low gross profit margin.

For the three months ended September 30, 2012, the Company recorded operating expenses of $1,158,969, down $357,782 or 23.6% from $1,516,751 for three months ended September 30, 2011; this decrease was mainly due to a decrease of directors’ remuneration and entertainment expenses. Other income for the three months ended September 30, 2012 were $1,485,188, up $1,574,714 from expenses of $89,526 for three months ended September 30, 2011; this increase in other income was mainly due to the write back of bad debts provision of $1,648,390.

With the large reduction in total expenses for the third quarter of 2012, the impact of the reduction in net sales and gross profit margin for the same period is reduced. The Company recorded a net income of $1,154,809 for the third quarter of 2012, down $763,430 from $1,918,239 for the same period of 2011.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Although the market condition continues to be weak and volatile for DRAM market, the Company is optimistic about the Company’s prospects for the fourth quarter of 2012. NAND flash sales are expected to increase as ultrabooks, smartphones and tablets are expected to drive the demand. However, revenues generated from the sales of DRAM are expected to remain to be influenced by global economic conditions. Since the Company’s Samsung business will be gradually transferred to ATMD, the Company expects that its net sales will continue to decrease in the coming quarters. Eventually, the Company expects that approximately 90% of its sales of Samsung products will be transferred to ATMD, and the Company will receive 30% of ATMD’s net income based on the Company’s ownership interest in ATMD. As a whole, the Company expects to see growth in the fourth quarter. With the acquisition of Jussey, the Company does not expect revenue derived from Jussey will have a great influence in the Company’s net sales. However, the Company foresees that it will gradually increase the Company’s gross profit margin.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$49,488,031	$74,014,267	$123,266,932	$295,783,014
Cost of sales	48,626,491	70,292,329	121,650,790	290,462,833

Gross profit	861,540	3,721,938	1,616,142	5,320,181

Operating expenses
Sales and marketing expenses	69,580	22,918	237,220	83,408
General and administrative expenses	1,089,389	1,493,833	3,228,567	4,303,609

Profit (loss) from operations	(297,429)	2,205,187	(1,849,645)	933,164

Other (income) expenses	(1,485,188)	89,526	(1,052,031)	180,047

Income (loss) before income taxes	1,187,759	2,115,661	(797,614)	753,117

Income taxes	32,950	197,422	32,950	197,422

Net income (loss)	$1,154,809	$1,918,239	$(830,564)	$555,695

Dividend paid	-	-	7	-

	1,154,809	1,918,239	(830,571)	555,695

Earnings (loss) per share - basic and diluted	$0.04	$0.07	$(0.03)	$0.02

Net sales

Net sales are recognized upon the transfer of the legal title of the products to the customers. The quantity of products the Company selling fluctuates with changes in demand from its customers. The suggested prices set by our suppliers that we charge our customers are subject to change by us based on prevailing economic conditions and its impact on the market.

Cost of sales

Cost of sales consists of costs of goods purchased from Samsung, and purchases from other Samsung authorized distributors. Many factors affect our gross margin, including, but not limited to, the volume of production orders placed on behalf of its customers, the competitiveness of the memory products industry and the availability of cheaper Samsung memory products from overseas Samsung distributors due to regional demand and supply situations. Nevertheless, our procurement operations are supported by Samsung pursuant to a distributorship agreement between the Company and Samsung. Our cost of goods, as a percentage of total revenues, amounted to approximately 98.3% for the three months ended September 30, 2012 and approximately 95.0% for the three months ended September 30, 2011.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Operating expenses

Our operating expenses for the three months ended September 30, 2012 and 2011 were comprised of sales and marketing expenses, and general and administrative expenses only.

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

Unaudited Comparisons for Three and Nine Months ended September 30, 2012 to the Three and Nine Months Ended September 30, 2011

Net Sales

The following table presents our net sales for the three and six months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$49,488,031	$74,014,267	-33.1%	$123,266,932	$295,783,014	-58.3%

Net sales decreased by $24,526,236 or 33.1%, from $74,014,267 for the three months ended September 30, 2011 to $49,488,031 for the three months ended September 30, 2012. For the nine months ended September 30, 2012 net sales decreased by $172,516,082 or 58.3%, from $295,783,014 for the nine months ended September 30, 2011 to $123,266,932. These decreases in net sales were mainly due to significant reductions in demand and decreasing average selling prices of our products and the transfer of business to the newly established joint venture, ATMD.

Cost of sales

The following table presents our cost of sales for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$48,626,491	$70,292,329	-30.8%	$121,650,790	$290,462,833	-58.1%

Cost of sales decreased by $21,665,838 or 30.8%, from $70,292,329 for the three months ended September 30, 2011 to $48,626,491 for the three months ended September 30, 2012. For the nine months ended September 30, 2012, cost of sales decreased by $168,812,043 or 58.1%, from $290,462,833 for the nine months ended September 30, 2011 to $121,650,790. These decreases were mainly due to decrease of sales volume.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Gross Profit (Loss)

The following table presents our gross profit for the three and six months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$861,540	$3,721,938	-76.9%	$1,616,142	$5,320,181	-69.6%

Gross profit decreased by $2,860,398, from gross profit of $3,721,938 for the three months ended September 30, 2011 to gross profit of $861,540 for the three months ended September 30, 2012. For the nine months ended September 30, 2012, gross profit decreased by $3,704,039 or 69.6%, from $5,320,181 for the nine months ended September 30, 2011 to $1,616,142. These decreases in gross profit were mainly due to reducing demand and decreasing average selling prices of DRAM and NAND flash products.

Sales and Marketing Expenses

The following table presents the sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$69,580	$22,918	203.6%	$237,220	$83,408	184.4%

For the three months ended September 30, 2012, sales and marketing expenses increased by $46,662, or 203.6%, from $22,918 for the three months ended September 30, 2011 to $69,580. For the nine months ended September 30, 2012, sales and marketing expenses increased by $153,812 or 184.4%, from $83,408 for the nine months ended September 30, 2011 to $237,220. Such increases were directly attributable to the increase of sales compensation paid to ATMD for the services rendered by ATMD to us during the transitional period.

General and Administrative Expenses

The following table presents the general and administrative expenses for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$1,089,389	$1,493,833	-27.1%	$3,228,567	$4,303,609	-25.0%

For the three months ended September 30, 2012, general and administrative expenses decreased by $404,444 or 27.1%, from $1,493,833 for the three months ended September 30, 2011 to $1,089,389. For the nine months ended September 30, 2012, general and administrative expenses decreased by $1,075,042 or 25.0%, from $4,303,609 for the nine months ended September 30, 2011 to $3,228,567. These decreases were principally attributable to a decrease in directors’ remuneration, and entertainment expenses.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Income (loss) from Operations

The following table presents the income from operations for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$1,350,961	$2,205,187	-38.7%	$(201,255)	$933,164	-121.6%

Income from operations for the three months ended September 30, 2012 decreased by $854,226 or 38.7%, from $2,205,187 for the three months ended September 30, 2011 to $1,350,961. For the nine months ended September 30, 2012, income from operations decreased by $1,134,419 or 121.6%, from $933,164 for the nine month ended September 30, 2011 to loss of $201,255. These decreases were mainly due to the write back of bad debts provision of $1,648,390 during the period and decrease of sales volume and the gross profit margin when compared to the same period last year.

Interest Income

The following table presents the interest income for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$572	$667	-14.2%	$2,165	$1,564	38.4%

For the three months ended September 30, 2012, interest income decreased by $95 or 14.2%, from $667 for the three months ended September 30, 2011 to $572. This decrease was due to decrease of restricted deposit during the period.

For the nine months ended September 30, 2012, interest income increased by $601 or 38.4%, from $1,564 for the nine months ended September 30, 2011 to $2,165. This increase was due to increase of average bank deposit rate when compared to the same period in 2011.

Interest Expense

The following table presents the interest expense for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$265,807	$162,751	63.3%	$700,567	$372,628	88.0%

For the three months ended September 30, 2012, interest expense increased by $103,056 or 63.3%, from $162,751 for the three months ended September 30, 2011 to $265,807. For the nine months ended September 30, 2012, interest expense increased by $327,939 or 88%, from $372,628 for the nine months ended September 30, 2011 to $700,567. These changes were mainly due to increased interest on bank term loans and the usage of bank lines by the Company to deal with customers and suppliers during the period in 2012.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Reverse for provision of doubtful account

The following table presents the reverse for provision of doubtful account for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$1,648,390	$-	N/A	$1,648,390	$-	N/A

For the three months and nine months ended September 30, 2012, the amount of $1,648,390 incurred during the period was written back last year provision made on accounts receivable. No such income occurred for the same period in 2011. The reversal of bad debts provision was due to the decrease of accounts receivable in effect from the acquisition of Jussey on September 28, 2012 which rendered the accounts receivable to be eliminated in the consolidate process.

Income Tax Provision

The following table presents the income tax provision for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$32,950	$197,422	-83.3%	$32,950	$197,422	-83.3%

There are no tax provision made due to no profit being earned by the Company during the period of three months and nine months ended September 30, 2012. The amounted $32,950 incurred during the period was represented the audit adjustment of profit tax under provision for Atlantic 2011.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

As of September 30, 2012, we had revolving lines of credit and loan facilities in the aggregate amount of $18,103,310, of which $1,323,982 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2012, including the amounts of facilities, outstanding balances, maturity date, and pledges of assets.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

The short-term borrowings from banks to finance the cash flow required to finance the purchase of products from suppliers which must be made a day in advance of the release of goods before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, take approximately two days from the date of such delivery.

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

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $2,181,469 while for the nine months ended September 30, 2011, net cash provided by operating activities was $4,466,736, a decrease in cash provided of $2,285,267. This decrease was primarily due to a decrease of accounts receivable, accounts payable and increase of deposit received from customers as of September 30, 2012.

Net Cash Used for Investing Activities

For the nine months ended September 30, 2012, net cash used for investing activities was $1,535,199 while for the nine months ended September 30, 2011, net cash used for investing activities was $6,349,337, a decrease in cash used of $4,814,138. This decrease was primarily due to decrease of amounts due from Aristo / Mr. Yang and restricted cash as of September 30, 2012.

Net Cash Used for Financing Activities

For the nine months ended September 30, 2012, net cash used for financing activities was $1,021,105 while for the nine months ended September 30, 2011, net cash provided by financing activities was $1,764,303, an increase in cash used of $2,785,408. This increase was due to the increase of cash outflow in repayment on lines of credit and notes payable loans as of September 30, 2012 offset by the increase of cash inflow by the bank borrowing for term.

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

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Impairment of long-lived assets

We account for impairment of property, plant and equipment in accordance with FASB ASC 360 “Property, Plant and Equipment” and ASC 350 “Intangibles - Goodwill and Other”. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

New Accounting Pronouncements

In August 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

PART I – FINANCIAL INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2012, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous SEC filings. This section should be read in conjunction with the financial statements (Unaudit) and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report. The risks and uncertainties set out below are not the only risks and uncertainties we face. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. The information included in this Quarterly Report is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.

Risks Related to Our Business

If our relationship with Samsung is terminated, we may not be able to continue operations.

We rely ultimately on Samsung to provide us with products for distribution to our clients, though, with the consent of Samsung, we can purchase the required products from other Samsung distributors. Upon the establishment of ATMD, we will be continuing our business relationship with Samsung through ATMD.

Although Samsung has renewed our distribution agreement in the past, no assurances can be given that Samsung will definitely renew the distribution Agreement with us (or, subsequent to the establishment of the joint-venture with Tomen, ATMD). In addition, even if such agreement is renewed, no assurance can be given that the terms will be satisfactory to us.

If the growth rate of either memory products or other components sold or the amount of memory or components used in each application decreases, sales of our products could decrease.

We are dependent on the computer and consumer electronics market as many of the products that we distribute are used in PCs, smartphones, or other consumer electronics. DRAMs are the most widely used semiconductor components in PCs. Flash products are mostly used in the consumer electronics products. Wifi and Camera modules are highly used in smartphones. LCD panels are used in many visual products, such as smartphones, tablets, and netbooks. If there is a continued reduction in the growth rate of the related consumer electronics markets, sales of our products built for those markets would decrease, and, as a result, our operations, cash flows and financial condition could be adversely affected.

The demand from the end-products that uses our solutions depends on many factors.

The demand from the end-products that use our solutions depend on many factors such as economic climate, change in technology, competiveness of competitors, etc. If such demand decreases as a result of negative impact from these factors, it will affect revenue, cash flows and financial conditions of the Company, and may adversely affect the Company’s share price.

If Samsung is unable to respond to customer demand for diversified products or is unable to do so in a cost-effective manner, we may lose market share and our results of operations may be adversely affected.

In recent periods, the market has become relatively segmented, with diverse products need being driven by the different requirements of applications such as desktop and notebook PCs, netbooks, servers, workstations, handheld devices, and communications and industrial applications that demand specific solutions.

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

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

If Samsung’s manufacturing process is disrupted, the results of our operations, cash flows and financial condition could be adversely affected.

Samsung manufactures products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production. From time to time, we have experienced minor disruptions in product deliveries from Samsung and we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in loss of revenues or affect our customer relationships. Additionally, any future health-related disruptions at Samsung’s manufacturers or other key suppliers could affect its ability to supply us with products in a timely manner, which would harm our results of operations. We may lose orders from our customers and/or may incur compensation to those customers due to delay in delivery, and may have a negative impact on its financial results and positions.

We are heavily dependent on our largest supplier, Samsung, and factors affecting Samsung could have a great impact on our business operations.

Samsung is one of our largest suppliers of our products and therefore any factors that impact Samsung could have a great impact on our business operations. For example, Samsung relies heavily on silicon wafer producers to produce the raw material, silicon wafers, for its products that we distribute, therefore, earthquakes, typhoons or other natural disasters in areas where silicon wafer are produced would affect Samsung’s supply of silicon wafers, which in turn, would negatively impact our business, financial condition, and operational results. For example, the 2011 earthquake and tsunami in Japan have adversely impacted Samsung’s suppliers located in Japan and its ability to source parts from companies located in Japan.

The majority of solutions provided by USmart and eVision are Android based and the major components include application processors provided by Samsung. Should there be any disruption in the supply of such processors from Samsung during the fulfillment of orders, USmart and eVision may lose its orders from customers and/or may incur compensation to those customers due to delay in delivery, and may have a negative impact on its financial results and positions.

The solutions provided by us rely on the licenses from Intel Mobile Communications GmbH. and VIA Telecom Co., Ltd.

The majority of solutions provided by USmart are under licenses from Intel Mobile Communications GmbH (“Intel”). Where as, the majority of solutions provided by eVision are under licenses from VIA Telecom Co. (“VIA”) Ltd. If such licenses are revoked or expire without renewal, USmart and eVision will not be able to provide those solutions to its customers and may result in loss of revenue and profits which will have a negative impact to its financial results and positions.

Competitive level is uncontrollable.

Samsung has the right to increase the number of distributors of its memory products in Hong Kong and the Southern China markets without consulting us. If Samsung significantly increases the number of authorized distributors of its memory products, competition among Samsung distributors would increase and we may not be able to operate profitably.

Business in telecommunication industry highly relies on the baseband license acquired from Intel. The current CDMA license providers are Intel, VIA and T3G Technology Co., Ltd. in China. USmart cannot control how many licensees the license providers authorized. If the number of licensees increases, it may increases the competition and result in loss of revenue and profits which may have a negative impact to its financial results and positions.

Our research and development may be costly and/or untimely, and there are no assurances that our research and development will either be successful or completed within the anticipated timeframe, if ever at all.

Our recent acquired business relies on research and development activities. The research and development of new products play an important role for our company. Development of new products requires significant research and development. If we are unable to perform research and development successfully, our business and results of operations could be negatively impacted.

The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all. There are also no assurances that if the product is developed, that it will lead to actual commercialization and sales.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

We face competition from other telecommunication and computer manufacturers.

We face competition from other telecom and computer manufacturers in China, particularly in the telecommunication sector. There are three major telecommunication companies in China and they can also provide R&D, manufacturing and marketing services to smartphone and other accessories that we feature. This competition may affect our ability to attract and retain customers and buyers and may reduce the prices we are able to charge. An inability to compete effectively could adversely affect our business, financial condition and results of operations.

We are operating in an industry with very short life cycle.

The mobile devices industry in which the newly acquired business is operating has a very short product life cycle. Inability to respond to an end of a product life cycle may result in the loss of revenue and profits which may have a negative impact to its financial results and positions.

We are operating in an industry with high demand in product features upgrade and fast generation change.

The telecommunication industry in which our recently acquired business is operating has high demand in product features upgrade and fast generation change. Inability to response to the features upgrade and generation change may result in the loss of revenue and profits which may have a negative impact to its financial results and positions.

If our current product strategy and operating system strategy are not successful, our telecommunication business could be negatively impacted.

Our current strategy is to concentrate our mobile solution on smartphones and to use third-party and/or open-source operating systems and associated application ecosystems, predominantly the Google Android operating system (a royalty-free open-source platform). As a result, we are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures and such third-parties’ approval of our implementations of their operating system and associated applications. If we had to change our strategy, our financial results could be negatively impacted because a resulting shift away from using Android and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development to the Company and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage the Company.

We are at risk if Android-based smartphones do not remain competitive in the marketplace. Even if Android-based smartphones remain competitive, the Android operating system is an open-source platform and many other companies sell competing Android-based smartphones solutions. If the Android-based smartphones solutions of our competitors are more successful than ours, our financial results could be negatively impacted. It is also critical to the success of the Android operating system that third-party developers continue to develop and offer applications for this operating system that are competitive with applications developed for other operating systems. From an overall risk perspective, the industry is currently engaged in an extremely competitive phase with respect to operating system platforms, applications and software generally. If Android does not continue to gain operator and/or developer adoption, or any updated versions or new releases of Google’s Android operating system or applications are not made available to us in a timely fashion, the Company could be competitively disadvantaged and our financial results could be negatively impacted.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

We may not be able to adequately protect our brand name and intellectual property rights that we developed.

Our brand names and intellectual property rights are important to our business and we rely on them to conduct our business operations. Unauthorized use of our brand names and intellectual property rights by third parties may materially adversely affect our business and reputation. We rely on trademark and copyright laws to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our brand names or intellectual property rights without authorization.

We cannot be assured that third parties will not infringe or misappropriate our brand names or intellectual property rights. We may, at times, have to incur significant legal costs and spend time in defending our trademarks and copyrights. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

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

To finance our new business, debt or equity financing may be required and may adversely impact our share price.

In order to expand the business of USmart and eVision as well as the Company, the Company may need to raise fund in form of equity and/or debt to incur substantial additional indebtedness to finance such expansion. If we or our subsidiaries incur additional debt, the risks that we face as a result of an increased indebtedness could have important consequences to you. For example, it could:

•	limit our ability to satisfy our obligations under our borrowings;
•	increase our vulnerability to adverse general economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to servicing and repaying our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•	limit our flexibility in planning for or reacting to changes in our businesses and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit, along with the restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds or make guarantees; and
•	increase the cost of additional financing.

Our ability to generate sufficient cash to satisfy our outstanding and future debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We anticipate that our operating cash flow will be sufficient to meet our anticipated operating expenses and to service our debt obligations as they become due. However, we may not always be able to generate sufficient cash flow for these purposes. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital. These strategies may not be instituted on satisfactory terms, if at all. As a result, the share price may be adversely affected due to increase in gearing or shareholder base.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Risks Relating to the Our Corporate Structure

We are expected to hold a minority interest in the newly established ATMD, and entering into the Joint Venture Agreement has exposed the Company to various risks.

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture (the “Joint Venture Agreement”), ATMD, which became effective on April 1 2012. ACL Holdings and Tomen own 30% and 70%, respectively, of the equity interest of ATMD.

ATMD had entered into a distribution agreement with Samsung and started to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlantic has discontinued its contractual relationship with Samsung under its distribution agreement. Since the Joint Venture Agreement contains non-compete provisions that prohibit ACL Holdings from working with ATMD’s suppliers, which provisions will limit our Company’s continuing business engagement as a distributor of semiconductor products. In addition, pursuant to the Joint Venture Agreement, Atlantic will transfer to ATMD its existing customer base and employees in the sales and engineering departments, which for an indefinite period of time will materially affect Atlantic’s ability to generate significant revenues. The Company may consider engaging suppliers that do not have a business relationship with ATMD, as well as exploring other business opportunities such as acquiring suitable target companies to broaden its business portfolio. However, there is no assurance that the Company may succeed in doing so or achieving and maintaining its profitability.

As Tomen will own a majority interest in ATMD and exercises voting control over most matters put to a vote of stockholders, the votes cast by Tomen may not be in the best interests for ACL holding as a minority stockholder. Tomen also has the right to appoint 5 directors out of a total number of 7 board members of ATMD. Even though Mr. Yang, the Company’s Chief Executive Officer will be the Chief Executive Officer of ATMD, there is no assurance that the board of the ATMD will be able to lead ATMD to business success. In the event we discontinue our involvement in the management of ATMD for any reason, we cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

The joint venture with Tomen is a new business model that we adopted and there is no assurance such model will be successful in the future. The joint venture may be terminated without other party’s prior consent, as either party can terminate the Joint Venture Agreement if (i) the Samsung products ceased to be available to ATMD or (ii) the profitability of ATMD and its PRC Subsidiary is not satisfactory in the opinion of either party, provided a party may not terminate the Agreement based on profitability before the third anniversary of the Agreement. In the event the joint venture is terminated for any reason, there is no assurance that we may obtain full recovery of our contribution and investment, nor is there any assurance that the Company may continue to work with Samsung and resume as its authorized distributor. In the event the joint venture is terminated and we cannot reconnect with Samsung, the Company’s financial conditions and operations will be materially affected.

The Joint Venture Agreement provides that each party to the agreement will bear the excess liabilities in proportion to their percentage interests in the event the joint venture does not have sufficient assets to repay its debts upon liquidation. Since Tomen controls the board and has broad powers to incur debts, if ATMD does not have sufficient assets to cover such debts upon liquidation, the Company will be responsible for part of the debts even though it did not vote for such debts at the board level. The assumption of such liabilities may also have negative impact on the Company’s financial conditions.

Lastly, pursuant to the Joint Venture Agreement, the Board of ATMD has the power to prohibit any transfer of the shares. As the Board is controlled by Tomen, Tomen may, in its sole discretion, deny any proposed sale of shares held by ACL Holdings.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Risks Relating to the Recent Acquisition

The acquisition may not result in the increase of revenue and profits of the Company.

While the management expects that the acquisition on Jussey will enable the Company to tap into and expand its operations in mobile devices and telecommunication business segments through USmart and eVision, USmart and eVision may not be able to contribute an increase in revenue and profit to the results of the Company as other factors such as changes in future economic climate, intensity of competition from competitors, ability to adapt due to change in technology, number of orders to be received may not be correctly anticipated, which will have a significant impact on the results of USmart and eVision that could generate.

Successful operation of the acquired business is not assured.

Despite that USmart and eVision have orders / projects on hand and pipeline of orders are anticipated, the Company may not be able to expand the business of Usmart or eVision beyond these orders / projects and may suffer losses after these orders have been fulfilled as USmart and eVision have operated at a loss making in the past, which may have a significant negative impact to the Company financial position.

Successful integration of the USmart and eVision businesses with our other businesses is not assured.

While management expects that they will be able to integrate the business of USmart and eVision into the Company’s existing business within the expected timeframe which enables the Company to operate more effectively and efficiently and to create synergy hence lower costs of operations, such integration may fail or fail to achieve the desired level of synergy and may increase the overall administrative expenses at a ratio higher than the proportionate revenue and profit contribution from USmart and eVision, and may have significant negative impact to the Company.

USmart and eVision may not be able to distribute dividend to the Company.

USmart and eVision are Hong Kong incorporated company and may distribute retained profits to its shareholders. Since USmart and eVision have been loss making in the past and does not have retained profits available for distribution to the Company, it may not be able to generate enough profits to recover losses from prior years and therefore may not be able to distribute dividends to the Company for further distributions to its shareholders.

A lack of expertise over USmart and eVision financial reporting in U.S. GAAP could result in an inability to accurately report our financial results, which may lead to loss of investor confidence in our financial statements and may adversely affect the Company’s share price.

While the management will ensure that the financial results of USmart and eVision will be reported accurately under U.S. GAAP, the financial results of USmart and eVision may be inaccurately reported under U.S. GAAP due to lack of U.S. GAAP expertise from USmart and eVision and may adversely affect the Company’s share price, loss of investor confidence and regulatory penalty.

Our ability to execute on our business strategy and growth will depend in part on the success of the telecommunication industry.

The acquisition is part of the Company’s business strategy to grow and expand through access to the telecommunication industry. As a result, the success of USmart and eVision businesses will have a material impact on the overall success of the Company.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Risks Associated With Doing Business in China

There are substantial risks associated with doing business in China, some of which are addressed in the following risk factors.

Economic, political and social conditions, as well as government policies in China could have a material adverse effect on our business, results of operations and financial condition.

Part of our business is conducted in, and part of our revenues is derived from, the PRC.

The economy of the PRC differs from the economies of most developed countries in many respects, including, but not limited to structure, governmental involvement, level of development, growth rate, capital re-investment, allocation of resources, control of foreign currency and rate of inflation. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industries by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Policies and other measures taken by the PRC government to regulate the economy could have a significant negative impact on economic conditions in the PRC, with a resulting negative impact on our business. For example, our business, results of operations and financial condition may be materially and adversely affected by:

•	new laws and regulations and the interpretations of those laws and regulations;
•	the introduction of measures to control inflation or stimulate growth;
•	changes in the rate or method of taxation; or
•	the imposition of additional restrictions on currency conversions and remittances abroad.

Macroeconomic measures taken by the PRC government to manage economic growth could have adverse economic consequences.

In response to concerns about the PRC’s high growth rate in industrial production, bank credit, fixed investment and money supply, the PRC government has periodically taken measures to slow economic growth to a more manageable level. Among the measures that the PRC government has taken are restrictions on bank loans in certain sectors. These measures have contributed to a modest slowdown in economic growth in the PRC and a reduction in demand for consumer goods and real property. These measures and any additional measures, including an increase in interest rates, could contribute to a further slowdown in the PRC economy, which could result in a decline in demand for industrial materials and lower revenues for us.

In particular, the State Council has recently announced further macroeconomic measures to control perceived overinvestment in the real property market. The detailed regulations issued by central government agencies to implement these measures include, without limitation, restrictions on foreign investment and strict enforcement of tax collection. We can give you no assurance that these measures and regulations will not adversely affect our business.

The PRC legal system has inherent uncertainties that could negatively impact our business.

Our business is operated through, and our revenues are generated by, our operating subsidiaries in the PRC. Substantially all of our assets are located in the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the PRC government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their nonbinding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the legal system in China develops, changes in such laws and regulations, their interpretation or their enforcement may have a negative effect on our business, financial condition and results of operations.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

It may be difficult to affect service of process upon us or our directors or to enforce any judgments obtained from non-PRC courts.

Our operations are conducted and a substantial part of our assets are located within China. Our key management reside in Hong Kong and China, where substantially all of their assets are located. Investors may experience difficulties in effecting service of process upon us, our directors or our senior management as it may not be possible to affect such service of process outside China. In addition, our PRC counsel has advised us that China does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in China of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

We are subject to risks presented by fluctuations in foreign currencies.

From 1994 until recently, the conversion of Renminbi into U.S. dollars was based on rates set by the People’s Bank of China, which were set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. On July 21, 2005, the People’s Bank of China announced a reform of its exchange rate system and revalue the Renminbi to RMB8.11 for US$1.00. Under the reform, the Renminbi would no longer be effectively linked to the United States dollar but instead would be allowed to fluctuate within a narrow and managed band against a basket of foreign currencies. The PRC government may adopt further reforms of its exchange rate system, including making the Renminbi freely convertible in the future. However, we cannot predict if or when these further reforms will occur. Although currently substantially part of our revenues and expenses are denominated in Renminbi, we do have loans from our shareholders that are denominated in Hong Kong dollars. In addition, if in the future we incur indebtedness or issue debt securities denominated in foreign currencies, such as the Hong Kong dollar or the U.S. dollar, devaluation in the Renminbi and exchange rate fluctuations may adversely affect our results of operations and financial condition and may result in foreign exchange losses.

Restrictions on foreign currency exchange may limit our ability to obtain and remit foreign currency or to utilize our revenues effectively.

We receive substantially part of our revenues in Renminbi through our ownership and operation of USmart. As a result, any restriction on currency exchange may limit our ability to use revenues generated in Renminbi to service and repay our indebtedness. Our ability to satisfy our debt obligations depends upon the ability of our subsidiaries incorporated in the PRC to obtain and remit sufficient foreign currency. Our subsidiaries incorporated in the PRC must present certain documents to the designated foreign exchange bank before they can obtain and remit foreign currency out of the PRC (including, in the case of dividends, evidence that the relevant PRC taxes have been paid and, in the case of shareholder loans, evidence of the registration of the loan with the State Administration for Foreign Exchange). There can be no assurance that our subsidiaries incorporated in the PRC will not encounter difficulty in the future when undertaking these activities. If our subsidiaries in the PRC are unable to remit dividends to us, we could be unable to make payment of interest on and principal of our indebtedness.

The cyclical nature of the telecommunication and computer industry could adversely affect our results of operation.

Our results of operations are and will continue to be affected by the cyclical nature of the telecommunication and computer industry in the PRC. Our products pricing, inventory and accounts receivable are affected by, among other factors, supply and demand of comparable products, interest rates, inflation, the rate of economic growth, tax laws and political and economic developments in the PRC. We cannot assure you that the products can be sold. In addition, additional supply of new products are scheduled for completion over the next few months and years in the PRC. This additional supply could also adversely affect trade products sales as well as the inventory and credit policies.

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

Risks Related to Our Common Stock

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act of 2002 may result in actions filed against us by regulatory agencies or in a reduction in the price of our common stock.

We are required to maintain effective internal control over financial reporting under the Sarbanes Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting. Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies. We identified material weaknesses in internal control over financial reporting as more fully discussed in Controls and Procedures at Item 9A of our Annual Report as of December 31, 2011. Currently, we have plans for certain remediation actions, but they will take time to implement because of their cost. There can be no assurance when remediation will be completed, if at all. Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal control over financial reporting relating to the identified material weaknesses that it will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

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

There has been significant volatility in the market prices of publicly traded shares in computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to September 30, 2012, the closing price of our Common Stock fluctuated from a per share high of $2.40 to a low of $0.08 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 50,000,000 shares of Common Stock. As of September 30, 2012, there were 34,830,495 shares of our Common Stock issued and outstanding.

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

PART II – OTHER INFORMATION

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

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

ACL SEMICONDUCTORS INC.

Date: November 19, 2012	By:	/s/Chung-Lun Yang
Chung-Lun Yang
Chief Executive Officer

Date: November 19, 2012	By:	/s/ Kun Lin Lee
Kun Lin Lee
Chief Financial Officer

