Form 10-K
period 2012-12-31
ACL SEMICONDUCTORS INC
filed 2013-04-16
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50140

ACL Semiconductors Inc. (Exact name of Registrant as specified in its charter)

Delaware	16-1642709
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

Room 1703, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $1,629,699.00 based upon the closing price of $0.20 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of April 15, 2013 was 39,474,495.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Table of Contents

Form 10-K Index

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

As used throughout this Annual Report, the terms “ACL”, “Company”, “we”, “us”, “our” or “Registrant” refer to ACL Semiconductors Inc. and its subsidiaries.

Item 1.	Business

Overview

ACL Semiconductors Inc. was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”) and Flash storage devices in the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and through ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses.

Corporate Structure

Background

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, is wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic and 30% equity interest of ATMD, the joint venture with Tomen.

Atlantic Components Limited

Atlantic, a company incorporated in Hong Kong, is indirectly wholly owned by the Company. Atlantic was established in May 1991 by Mr. Chung-Lun Yang, the Company’s Chairman, as a regional distributor of memory products of various manufacturers. In 1993, Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China, and began concentrating its distribution and marketing efforts in Southern China.

The Company’s Samsung business was formerly conducted through Atlantic. After April 1, 2012, Atlantic integrated its business relating to procurement of semiconductors and electronic parts directly from Samsung to the new joint venture, ATMD. The transition of the business integration has been completed by December 31, 2012. During the transitional period, Atlantic extended its distributor agreement with Samsung to June 30, 2012. After the distributor agreement expired, Atlantic transformed its position from Samsung memory products distributor to a general memory products distributor, and continues its business by providing various brands of memory products to its customers.

Aristo Technologies Limited

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities. Atlantic sells Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. Being the Company’s biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not experience any bad debt from Aristo. Hence, the Company does not provide any bad debt provision derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo. Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo carries various brands of products, such as Hynix, Micron, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo also provides value-added services to its products and resells it to its customers. Aristo’s 2012 and 2011 sales were around $2 million and $14 million; it was a distributor that accommodated special requirements for specific customers.

ATMD (Hong Kong) Limited

ATMD, our 30% owned joint venture company incorporated in Hong Kong, integrated both Atlantic and Tomen’s Samsung business in Hong Kong and PRC regions. On April 1, 2012, ATMD entered into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. and began to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. ATMD is authorized to distribute the same product types originally authorized to Atlantic – DRAMs, including Computing DRAMs, Consumer DRAMs and Graphics DRAMs, NAND Flashs, and LCD panels. Apart from the original authorized distribution of products distributed by Atlantic, ATMD is also authorized to distribute Applicable System LSI and Applicable System LCD products including, but not limited to wifi modules, camera modules, and smartphone panels which is used in the rapidly growing segments such as smartphones, netbooks, tablets, personal navigation devices, digital TV, Set Top Box, and wireless handheld PDAs.

The Company indirectly owns 30% equity interest of ATMD. Mr. Chung-Lun Yang, the Company’s Chairman was appointed the Chief Executive Officer of ATMD. Since ATMD is a newly established company, there will be a transitional period for account setup on both its suppliers and customers’ systems. Atlantic will continue conducting its business with its customers during this transitional period. The transitional period has been completed as of December 31, 2012. Atlantic integrated around 90% of its business relating to procurement of semiconductors and electronic parts from Samsung to ATMD. Since the Company has moved its Samsung sales team to ATMD commencing from April 1, 2012, the Company has compensated ATMD for the services provided to the Company relating to the sales of Samsung memory products during the transitional period. Subsequent to the start of the operations of ATMD, the relationships between sales, the Company’s cost of sales and operating expenses are expected to evolve in accordance with the transition of the Company’s business as described above.

Jussey Investments Limited

Jussey, a holding company incorporated in British Virgin Islands, which is wholly owned by the Company, owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited, a Hong Kong incorporated company, which owns 100% equity interest of Dongguan Kezheng Electronics Limited, a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC (USmart Electronic Products Limited and Dongguan Kezheng Electronics Limited are together referring as “USmart” hereafter.). Hence, Jussey indirectly owns 80% of Kezheng.

USmart Electronic Products Limited & Dongguan Kezheng Electronics Limited

USmart was founded in 2006 and it conducts its business through either itself or Kezheng, which has a factory located in Dongguan, PRC. USmart provides Research and Development (“R&D”) and both ODM (Original Design Manufacturing) and OEM (Original Equipment Manufacturing) services for the three “C” products – Computers, Communications and Consumer electronics devices, such as tablets, portable media players, digital photo frames, and smartphones. USmart has its own R&D and production teams. With the support from eVision, the business of which is described below, USmart is capable of providing its customers with total solutions from design to manufacturing. USmart holds its own brands – USmart and VSmart, which can be used on a broad spectrum of products including memory storage devices, visual and audio products such as digital flat screen television, DAB (Digital Audio Broadcasting) radios, digital photo frames, and other home electronic products. In 2010, USmart began its business development in the telecommunication industry, and successfully obtained the W-CDMA (Wideband Code Division Multiple Access is one of the third-generation (“3G”) wireless standards) license from Intel Mobile Communications GmbH., which offers cellular platforms for global phone makers. W-CDMA baseband is adapted by China Unicom, one of the three major telecommunication carriers in the PRC.

eVision Telecom Limited

Founded in 2011, eVision is a Hong Kong based solution house that specializes in CDMA2000 (also known as Evolution-Data Optimized or “EV-DO”) platform. CDMA2000 is one of the 3G wireless standards. This standard was adapted by China Telecom, one of the three major telecommunication carriers in China. The principal function of eVision is to provide CDMA2000 solutions to USmart. In May 2011, eVision entered into an exclusive R&D servicing agreement (the “Servicing Agreement”) with an independent third party in the PRC (the “R&D House”), a solution house that works closely with South China University of Technology and has a R&D team consisting of members with advanced academic qualifications. On behalf of eVision, the R&D House holds a CDMA2000 software license granted by VIA Telecom Co. Ltd. According to the Servicing Agreement, the R&D House provides R&D services relating to CDMA2000 technology exclusively to eVision, and eVision holds the sole and exclusive right, title and interest to and in the aforementioned license and any R&D results/products obtained or developed by the R&D House during the term of the Servicing Agreement. eVision will also hold all the intellectual property rights that are obtained or developed by the R&D House in the course of such research.

Key Events

ATMD, Joint Venture with Tomen

On March 9, 2012, ACL Holdings entered a Shareholders’ Agreement with Tomen regarding to the setup arrangement of the new joint venture, ATMD. The following is a summary of the material terms of the Shareholders’ Agreement.

Capital Contribution

Pursuant to the Shareholders’ Agreement, ACL Holdings and Tomen own 30% and 70%, respectively, of the equity interest of ATMD. The authorized share capital of ATMD is USD10 million, divided into 10 million ordinary shares of USD1.0 per share. 3 million and 7 million shares will be issued to ACL Holdings and Tomen, respectively, upon payments of capital contributions of USD3 million and USD7 million by ACL Holdings and Tomen, respectively.

Business of ATMD

ATMD is engaged in the business of sales and distribution in China, Hong Kong and Macau (collectively, the “Territory”) of certain semiconductors and electronics parts manufactured by Samsung under a certain distribution agreement with Samsung. To facilitate its business, ATMD has formed a wholly owned subsidiary incorporated in Shenzhen, China (the “PRC Subsidiary”).

Obligations of Both Parties In Connection With the ATMD’s Business

In addition to cash contributions, ACL Holding agreed to cause Atlantic to integrate its entire business relating to purchasing semiconductors and electronic parts from Samsung and selling them to customers in the Territory as a Samsung distributor and to transfer to ATMD its entire clientele (starting from April 1, 2012 (the “Effective Date”)), and Tomen agreed to transfer some or all of its non-Japanese clientele to ATMD starting from the Effective Date. Notwithstanding the foregoing, any outstanding customer agreement existing as of the Effective Date to which either Tomen or Atlantic is bound will continue to be performed by such party. Failure in fulfilling the foregoing respective agreements will give ACL Holdings or Tomen a right to terminate the Agreement in accordance with the terms thereof. Both parties agreed not to be engaged in any business competing with ATMD’s business as set forth in the Agreement.

Pursuant to the Shareholders’ Agreement, Tomen is responsible for securing financing for ATMD when necessary and ACL Holdings is responsible for promoting the sales of Samsung products and developing new customers in the Territory, on a best effort basis. No party is entitled to any fee or compensation with respect to its performance of the foregoing obligations under the Agreement.

Corporate Governance of ATMD

The business of ATMD is managed by the board of directors, which may consist of up to 7 directors, among which 5 directors will be appointed by Tomen and 2 directors will be appointed by ACL Holdings. All 7 directors have been appointed. Mr. Chung-Lun Yang, the Chairman of the Board of Directors, and Mr. Kenneth Lap Yin Chan, the Chief Operating Officer were appointed as ATMD’s directors.

ATMD will have two executive officers, namely, the Chief Executive Officer and Chief Financial Officer. ACL Holding is entitled to appoint one director to be the Chief Executive Officer and Tomen is entitled to appoint one director to be the Chief Financial Officer of ATMD.

Transfer of Shares of ATMD

Each party has the right of first refusal in the event the other party proposed to sell its ATMD shares pursuant to the terms of the Shareholders’ Agreement.

Termination of the Shareholders’ Agreement

The Shareholders’ Agreement contains ordinary termination causes regarding dissolution or bankruptcy of ACL Holdings, Tomen, ATMD or the PRC Subsidiary. Furthermore, the Shareholders’ Agreement provides that either party can terminate the Shareholders’ Agreement if (i) the Samsung products ceased to be available to ATMD or (ii) the profitability of ATMD and its PRC Subsidiary is not satisfactory in the opinion of either party, provided a party may not terminate the Shareholders’ Agreement based on profitability before the third anniversary of the Shareholders’ Agreement.

Acquisition of Jussey

On September 28, 2012, ACL Holdings entered into a Share Purchase Agreement (the “SPA”), pursuant to which ACL Holdings acquired 100% of outstanding equity of Jussey. Under the terms of the SPA, ACL Holdings purchased 100% outstanding equity of Jussey from an individual for an aggregate purchase consideration of approximately USD2,150,000.

Products

The primary products the Company’s subsidiaries and joint venture distribute and sell as of December 31, 2012 are described as follows:

Atlantic Components Limited

Since ATMD is a newly established company, there was a transitional period for account setup on both its suppliers and customers’ systems. Atlantic had been conducting Samsung distributor related business with its customers during the transitional period. The transitional period has been completed as of December 31, 2012.

After the distributor agreement expired, Atlantic transformed its position from Samsung memory products distributor to a general memory products distributor, and continues its business by providing various brands of memory products to its customers.

The primary products for Atlantic consist of the followings:

DRAM

Dynamic Random Access Memory (DRAM) is a type of random-access memory that stores each bit of data in a separate capacitor within an integrated circuit. The capacitor can be either charged or discharged; these two states are taken to represent the two values of a bit, conventionally called 0 and 1. Since capacitors leak charge, the information eventually fades unless the capacitor charge is refreshed periodically. Since the application range for DRAM is very broad, it is classified into three main categories, namely Computing DRAM, Consumer DRAM and Graphics DRAM.

Computing DRAM

Computing DRAM is widely used memory component in servers and personal computers (PC) such as desktops and notebooks.

Consumer DRAM

Consumer DRAM is the widely used memory components in consumer products such as Set-Top Boxes (STB), Digital TVs, High Definition TVs (HDTV), Digital Still Cameras (DSC), Video Cameras, Digital Single-Lens Reflex (DSLR) Cameras, Navigation devices (such as Global Positioning System (GPS), GLONASS and Galileo), and as well as the automotive industry.

Graphics DRAM

Graphics DRAM is a special purpose Double Data Rate (DDR) DRAM that is used in graphics-intensive products which require high-speed 3-dimensional calculation performance and a large memory size to be used as data storage buffer, such as for DVD and computer game displays.

Currently, the Computing and Consumer DRAM markets have been dominated by DDR3. The Synchronous Dynamic Random Access Memory (SDRAM), DDR and DDR2 are nearly fading out in the market. The Graphics DRAM market has been dominated by GDDR3 and GDDR5. The GDDR 2 is nearly fading out in the market.

NAND Flash

NAND Flash memory is a specialized type of memory component used to store user data and program code; it retains this information even when the power is off. Although NAND Flash is predominantly used in mobile phones and tablets, it is also commonly used in multimedia digital storage applications for products such as MP3 players, DSC, Digital Voice Recorders, USB Disks, Flash memory cards, solid-state drives (SSD), etc. Flash cards such as the micro SD cards, SD cards, and CF cards are widely used for digital cameras, mobile phones, portable game consoles, MP3 players, etc. In addition, the Company expects that mobile phones, particularly smartphones, and tablets to create impressive NAND Flash revenue growth in the coming year. Samsung is the major supplier in the world of Flash products. In the third quarter of 2012, Samsung’s NAND Flash revenue was approximately USD1,821 million, representing 39.3% of NAND Flash’s market share.

LCD Panel

LCD panel is a major component in visual consumer electronics products such as LCD TVs, tablets, smartphones, notebooks, digital phone frames, portable game consoles, etc.

USmart Electronic Products Limited, Dongguan Kezheng Electronics Limited & eVision Telecom Limited

The primary products for USmart and eVision consist of the followings:

Research & Development

USmart primary focus its R&D on providing smartphone solution under the Intel’s 3G baseband license, whereas eVision focus on providing smartphone solution under the VIA’s 3G baseband license.

Manufacturing Services

OEM (Original Equipment Manufacturing) services where USmart manufactures products or components to its customers to sell under its customers’ brand name. USmart has provided OEM services for various electronic products such as computer and peripherals, flash storage devices, smartphones and home electronic products.

ODM (Original Design Manufacturing) services where USmart designs and manufactures a product which is specified and eventually branded by another firm for sale. USmart has provided ODM services for various electronic products such as computer and peripherals, flash storage devices, smartphones and home electronic products.

Industry Background

Memory products are integral to a wide variety of consumer and industrial applications, including: personal computer systems, workstations and servers, and handheld devices such as notebooks, netbooks, tablets, smartphones, e-Readers, etc. A market trend of increasingly high-throughput applications (including data processing applications, mobile applications, digital consumer electronics, graphics applications, etc) is creating demand for high performance memory products. At present, NAND Flash, DDR2 DRAM, DDR3 DRAM and GDDR5 DRAM are the dominant memory products used with high-throughput applications and Samsung is the world’s largest developer and manufacturer of these memory products.

Our Strategy

For the memory products business, the Company intends to, through operation of USmart and eVision, continue to provide its customers with a reliable source of memory products. For the R&D and manufacturing businesses, the Company intends to focus on research and development and manufacturing smartphone products.

The Company intends to implement the strategies by:

•	Leverage network to become a leading smartphone solution provider;

•	Capitalize on rapid migration of manufacturers to China and companies seeking to expand their international market coverage;

•	Further consolidate leadership position by carrying best-in-class products from highly reputable brands and providing superior customer service;

•	Maintain optimal product mix with diversified lifecycles to maximize sales as new and groundbreaking technology is introduced; and

•	Provide “Total Memory Solutions” for computer, consumer electronic appliances and communications devices manufacturers.

Competitive Strengths

The Company believes there are several key factors that will continue to differentiate us from its competitors in Hong Kong and PRC:

•	There are currently five types of 3G wireless standards in the telecommunication industry. Three of them are adapted in China by the major mobile network carriers, China Unicom, China Telecom and China Mobile. The Company, through USmart and eVision, has access to two of the three 3G wireless standards, namely, WCDMA and CDMA2000 for its smartphones development.

•	eVision has a strong R&D team specializing in the WCDA mobile network, while exclusively appointed an R&D House specializing in CDMA2000 mobile network that works closely with South China University of Technology. This R&D House has a R&D team consisting of members with advanced academic qualifications.

In addition, compared with Atlantic, ATMD, the Company’s joined venture with Tomen, has an expanded product portfolio, the Company believes it has competitive advantages over its competitors in Greater China region. As the world’s largest memory products manufacturer, Samsung’s memory products are competitively priced and have an established reputation for product quality and brand name recognition in the retail and PC/Server OEM & Consumer Electronic segments. ATMD, as one of the largest distributors of Samsung’s memory products for Hong Kong and Southern China markets, is expected to be in a highly competitive position compared to other U.S., European, Japanese and Taiwanese memory products manufacturers and distributors.

Sales and Marketing

As of December 31, 2012, the Company employed a total of 5 full time sales and marketing personnel, each of whom has several years experience in the memory products and manufacturing industry. 2 of these salespeople are stationed in the Company’s headquarters in Hong Kong, and 3 of them work out of the Company’s China offices. These sales personnel co-operate with consumer electronics retailers and manufacturers, and International Purchase Offices to ensure that clients are supplied promptly with our products.

Research and Development

The Company is currently focusing its resources on research and development of middle to high-end smartphone solutions for WCDMA and CDMA2000 networks. Our in-house R&D team is focusing on research and development of solutions for WCDMA network, whereas the R&D House exclusively performs service to the Company is focusing on research and development of solutions for CDMA2000 network. The Company expects to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards.

As of December 31, 2012, the research and development team consisted of 6 full time engineers and technical staff, and 20 engineers and technical staff working in its appointed R&D House.

The research and development expenses since September 27, 2012, the date of the Company acquired the manufacturing facility is $184,392.

Manufacturing

The manufacturing facility partially owned by the Company is located in the city of Dongguan in Guangdong Province. The manufacturing facility was awarded ISO 9001 certification for its production process and its production lines are RoHS (lead free) compliant to comply with today’s world environmental trends and standards.

The Company has its own quality control team to control quality and improve yields. This team consisted of 5 full time employees in China.

Competition

The memory products industry in Hong Kong and Southern China markets is very competitive. The Company competes with other memory products distributors, consumer electronics manufacturers, and smartphone research and development solution houses, many of which have substantially greater financial, technical, marketing, distribution channels and other resources.

Memory products, such as NAND flash, compete on the basis of product availability, price and customer service. We believe that we compete effectively with respect to each of these competitive factors. Price competition is significant and is expected to continue. Since we have been in the industry for over 20 years, we have maintained good connections with other distributors and memory products manufacturers on sourcing the requested products for our customers. In order to differ ourselves from the other competitors, we have maintained high quality customer service and employed a team of field application engineers to ensure the products we sourced are authentic and reduce the risk of malfunctioning on our customer’s products. The Company’s principal competitors also include the other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets.

The smartphones industry in the China market is also highly competitive and has been characterized by price competition, manufacturing capacity constraints and product availability constraints at various times. There are currently five types of 3G wireless standards in the telecommunication industry. Three of them are adopted in China by the major mobile network carriers, China Unicom, China Telecom and China Mobile. Currently, the Company has access to two of the three 3G wireless standards, namely, WCDMA and CDMA2000 from Intel and VIA respectively for its smartphones development. Intel and VIA may at its sole discretion increase the number of licensees in China, which would result in an increased competition for the Company. The Company’s principal competitors are other smartphone solution providers such as Cellon, Coolpal, and SIMCOM.

Seasonality

The memory products industry and smartphones industry are increasingly characterized by seasonality and wide fluctuations in supply and demand. Since a significant portion of our revenue is from consumer markets, our business may be subject to seasonally lower revenues in certain quarters of our fiscal year. The industry has also been impacted by significant shifts in consumer demand due to economic downturns or other factors, which may result in diminished product demand and production over-capacity. In recent periods, weakness in the general economic condition has had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Market Research

The Company invests significant resources in market research to provide prompt and accurate market intelligence and feedback on a daily, weekly and monthly basis in order to assist the management in production planning and product allocation functions.

Suppliers

As of December 31, 2012, the majority of the Company’s distributed products was Samsung memory products. Since 1993, our procurement operations have been supported by Samsung. As of April 1, 2012, the Company established ATMD, a joint venture company incorporated in Hong Kong, integrated both Atlantic and Tomen’s Samsung memory business in Hong Kong and PRC regions. On April 1, 2012, ATMD entered into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. and began to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlanitc’s distribution agreement with Samsung has been terminated on June 30, 2012. After the termination of Samsung distribution, Atlantic purchases the Samsung memory products from Tomen instead. In addition to Samsung-branded products, ATMD will sell products of other brands such as SAMCO and SMD.

Customers

As of April 15, 2013, the Company had approximately 50 customers in Hong Kong and Southern China, the majority of whom are memory product distributors and Consumer Electronics manufacturers. Other than the Company’s most significant two customers who accounted for 45% and 29% of the Company’s net sales for the year ended December 31, 2012, no other customer accounted for more than 25% of the Company’s net sales for 2012 and 2011. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company. With the establishment of ATMD, the Company has shared and transferred the customer base related to Samsung distributorship business to ATMD. The Company and Tomen will contribute the majority of ATMD’s customers to ATMD’s customer base.

Government Regulation

As of December 31, 2012, the Company’s business operations were not subject to the regulations of any jurisdiction other than Hong Kong SAR and the PRC. The Company executes its sales contracts and delivers its products in Hong Kong and PRC for its Chinese customers and there have been no restrictions imposed on the Company by the PRC authorities with respect to the Company’s pursuit of business growth and opportunities in China.

Employees

As of December 31, 2012, the Company had a total of 81 full time employees in Hong Kong and PRC, including 5 employees in sales and marketing, 4 employees in procurement, 32 employees in administration and accounts, 15 employees in engineering, 5 employees in quality control, 17 employees in production, 3 employees in customer service and liaison. None of the Company employees are represented by labor unions. Pursuant to the joint venture agreement, the Company had integrated Atlantic’s business with ATMD and transferred most of Atlantic’s employees in the sales, marketing and engineering departments to ATMD. After the ATMD was established, Atlantic had a total of 21 full time employees in Hong Kong and PRC, including 17 employees in administration and accounting, and 4 employees in engineering. As of September 28, 2012, the Company expanded the operations group by acquiring Jussey and increased the number of full time employees by 60. The Company has never experienced any work stoppage and believes that our employee relations are favorable.

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

Risks Related to Our Business

Our independent auditor has issued a going concern opinion after auditing our financial statements; our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

As of December 31, 2012, the Company has total current assets of $8,098,594 and current liabilities of $36,779,064. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. Any additional equity financing may involve substantial dilution to our then existing shareholders. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing or working capital in the future, we will likely be required to curtail our development plans.

We hold a minority interest in the newly established ATMD, and entering into the Joint Venture Agreement has exposed the Company to various risks.

On March 9, 2012, ACL Holdings entered into an agreement with Tomen Devices Corporation (“Tomen”) to create a joint venture (the “Joint Venture Agreement”), ATMD, which became effective on April 1 2012. ACL Holdings and Tomen own 30% and 70%, respectively, of the equity interest of ATMD.

ATMD had entered into a distribution agreement with Samsung and started to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. Atlantic has discontinued its contractual relationship with Samsung under its distribution agreement. Since the Joint Venture Agreement contains non-compete provisions that prohibit ACL Holdings from working with ATMD’s suppliers, which provisions will limit our Company’s continuing business engagement as a distributor of semiconductor products. In addition, pursuant to the Joint Venture Agreement, Atlantic has transferred to ATMD its existing customer base and employees in the sales and engineering departments, which for an indefinite period of time will materially affect Atlantic’s ability to generate significant revenues. The Company may consider engaging suppliers that do not have a business relationship with ATMD, as well as exploring other business opportunities such as acquiring suitable target companies to broaden its business portfolio. However, there is no assurance that the Company may succeed in doing so or achieving and maintaining its profitability.

As Tomen owns a majority interest in ATMD and exercises voting control over most matters put to a vote of stockholders, the votes cast by Tomen may not be in the best interests for ACL holding as a minority stockholder. Tomen also has the right to appoint 5 directors out of a total number of 7 board members of ATMD and thereby control ATMD. Even though Mr. Yang, the Company’s Chairman of the Board of Directors will be the Chief Executive Officer of ATMD, there is no assurance that the board of the ATMD will be able to lead ATMD to business success. In the event we discontinue our involvement in the management of ATMD for any reason, we cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

We are expected to experience significant decrease in sales revenues because we hold a minority interest in ATMD and cannot consolidate with its financial results.

As of December 31, 2012, all of Atlantic’s Samsung distributor business has been transferred to ATMD. We expect to experience significant decrease in sales revenues after such transfer, because we only hold a minority interest in ATMD and cannot consolidate our financial results with ATMD’s, including its sales revenues.

If ATMD’s relationship with Samsung is terminated or deteriorated, our financial conditions will be materially adversely affected.

ATMD relies ultimately on Samsung to provide it with products for distribution to its clients.

Although Samsung has renewed distribution agreement with Atlantic in the past, no assurances can be given that Samsung will definitely renew the distribution Agreement with ATMD. In addition, even if such agreement is renewed, no assurance can be given that the terms will be satisfactory to us.

Samsung has the right to increase the number of distributors of its memory products in Hong Kong and the Southern China markets without consulting us. If Samsung significantly increases the number of authorized distributors of its memory products, competition among Samsung distributors would increase and ATMD may not be able to operate profitably.

If Samsung is unable to respond to customer demand for diversified products or is unable to do so in a cost-effective manner, ATMD may lose market share and our financial conditions may be adversely affected.

In recent periods, the market has become relatively segmented, with diverse products need being driven by the different requirements of applications such as desktop and notebook PCs, netbooks, servers, workstations, handheld devices, and communications and industrial applications that demand specific solutions.

Samsung needs to dedicate significant resources to product design and development to respond to customer demand for the continued diversification of memory products. If Samsung is unable or unwilling to invest sufficient resources to meet the diverse memory needs of customers, we, as a major Samsung memory products distributor may lose market share. In addition, as ATMD diversifies its product lines, it may encounter difficulties penetrating certain markets, particularly markets where it does not have existing customers. If ATMD is unable to respond to customer demand for market diversification in a cost-effective manner, the results of its operations and accordingly our financial conditions may be adversely affected.

If Samsung’s global allocation process results in Samsung not having sufficient supplies of memory products to meet all of our customer orders, this would have a negative impact on our sales and could result in our loss of customers. However, such shortages are infrequent. On the other hand, no assurance can be given that such shortages will not occur in the future.

If Samsung’s manufacturing process is disrupted, the results of ATMD operations, cash flows and financial condition could be adversely affected.

Samsung manufactures products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production. ATMD may be unable to meet its customers’ requirements and they may purchase products from other suppliers. This could result in loss of revenues or affect its customer relationships. Additionally, any future health-related disruptions at Samsung’s manufacturers or other key suppliers could affect its ability to supply ATMD with products in a timely manner, which would harm its results of operations. It may lose orders from its customers and/or may incur compensation to those customers due to delay in delivery, and may have a negative impact on its financial results and positions.

ATMD is heavily dependent on major supplier, Samsung, and factors affecting Samsung could have a great impact on its business operations.

Samsung is the major supplier of ATMD’s products and therefore any factors that impact Samsung could have a great impact on ATMD’s business operations. For example, Samsung relies heavily on silicon wafer producers to produce the raw material, silicon wafers, for its products that we distribute, therefore, earthquakes, typhoons or other natural disasters in areas where silicon wafer are produced would affect Samsung’s supply of silicon wafers, which in turn, would negatively impact our business, financial condition, and operational results. For example, the 2011 earthquake and tsunami in Japan have adversely impacted Samsung’s suppliers located in Japan and its ability to source parts from companies located in Japan.

USmart and eVision are also dependent on Samsung to provide them with application processors.

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

The Company and its joint venture, ATMD, are dependent on the computer and consumer electronics market as many of the products that we distribute are used in PCs, smartphones, or other consumer electronics. DRAMs are the most widely used semiconductor components in PCs. Flash products are mostly used in the consumer electronics products. Wifi and Camera modules are highly used in smartphones. LCD panels are used in many visual products, such as smartphones, tablets, and netbooks. If there is a continued reduction in the growth rate of the related consumer electronics markets, sales of our products built for those markets would decrease, and, as a result, our operations, cash flows and financial condition could be adversely affected.

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

The solutions provided by us rely on the licenses from Intel Mobile Communications GmbH. and VIA Telecom Co., Ltd, which we could lose.

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

Our research and development may be costly and/or untimely, and there are no assurances that our research and development will either be successful or completed within the anticipated timeframe, if at all.

Our recent acquired business relies on research and development activities. The research and development of new products play an important role for our company. Development of new products requires significant research and development. If we are unable to perform research and development successfully, our business and results of operations could be negatively impacted.

The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if at all. There are also no assurances that if the product is developed, that it will lead to actual commercialization and sales.

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

The Company and its joint venture, ATMD, face intense competition from a number of companies, some of which are large corporations or conglomerates, that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. To the extent Samsung memory products become less competitive, our ability to effectively compete against distributors of other memory products will diminish.

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

The telecommunication industry in which our recently acquired business is operating has high demand in product features upgrade and fast generation change. Inability to respond to the features upgrade and generation change may result in the loss of revenue and profits which may have a negative impact to its financial results and positions.

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

While the management expects that the acquisition of Jussey will enable the Company to tap into and expand its operations in mobile devices and telecommunication business segments through USmart and eVision, USmart and eVision may not be able to contribute an increase in revenue and profit to the results of the Company as other factors such as changes in future economic climate, intensity of competition from competitors, ability to adapt due to change in technology, number of orders to be received may not be correctly anticipated, which will have a significant impact on the results of USmart and eVision that could generate.

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

While management expects that they will be able to integrate the business of USmart and eVision into the Company’s existing trading business within the expected timeframe which would enables the Company to operate more effectively and efficiently and to create synergy hence lower costs of operations, such integration may fail or fail to achieve the desired level of synergy and may increase the overall administrative expenses at a ratio higher than the proportionate revenue and profit contribution from USmart and eVision, and may have significant negative impact to the Company.

USmart and eVision may not be able to distribute dividends to the Company.

USmart and eVision are Hong Kong incorporated company and may distribute retained profits to its shareholders. Since USmart and eVision have been operating at a loss in the past and does not have retained profits available for distribution to the Company, it may not be able to generate enough profits to recover losses from prior years and therefore may not be able to distribute dividends to the Company for further distributions to its shareholders.

A lack of expertise over USmart and eVision financial reporting in U.S. GAAP could result in an inability to accurately report our financial results, which may lead to loss of investor confidence in our financial statements and may adversely affect the Company’s share price.

While the management will pursue to ensure that the financial results of USmart and eVision will be reported accurately under U.S. GAAP, the financial results of USmart and eVision may be inaccurately reported under U.S. GAAP due to lack of U.S. GAAP expertise from USmart and eVision and may adversely affect the Company’s share price, loss of investor confidence and regulatory penalty.

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

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in US Dollar terms.

Our reporting currency is the US Dollar and our operations in China use their local currency as their functional currencies.  Part of our revenue and expenses in China are in the Chinese currency, the Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of the Renminbi to the US Dollar had generally been stable and the Renminbi had appreciated slightly against the US Dollar.  In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the US Dollar.  Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the US Dollar, or it could adopt a more restrictive policy.  We can offer no assurance that the Renminbi will be stable against the US Dollar or any other foreign currency.

  Our financial statements are translated into US Dollars at the average exchange rates in each applicable period.  To the extent the US Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the US Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into US Dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into US Dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

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

We are required to maintain effective internal control over financial reporting under the Sarbanes Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting. Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies. We identified material weaknesses in internal control over financial reporting as more fully discussed in Controls and Procedures at Item 9A of our Annual Report as of December 31, 2011. As of December 31, 2012, we had plans for certain remediation actions, but they will take time to implement because of their cost. There can be no assurance when remediation will be completed, if at all. Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal control over financial reporting relating to the identified material weaknesses that it will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

Our major stockholder controls our business, and could delay, deter or prevent a change of control or other business combination.

One shareholder, Mr. Yang, our Chairman of the Board of Directors, holds approximately 76.4% of our outstanding Common Stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our stock price has been volatile and may fluctuate in the future.

There has been significant volatility in the market prices of publicly traded shares in computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to December 31, 2012, the closing price of our Common Stock fluctuated from a per share high of $3.00 to a low of $0.05 per share. The per share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by ACL; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 50,000,000 shares of Common Stock. As of April 15, 2013, there were 39,474,495 shares of our Common Stock issued and outstanding.

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

Our principal office occupies approximately 7,643 square feet and is located at Room 1703, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for five years, expiring November 30, 2014 with monthly lease payments of HKD90,000 (approximately USD11,538).

We lease an office occupies approximately 7,643 square feet and is located at Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for five years, expiring November 30, 2014 with monthly lease payments of HKD90,000 (approximately USD11,538). This office is sublet to ATMD

We own an office unit of approximately 4,989 square feet, which is located at B24-B27, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong, and which was acquired from Classic Electronic Limited, a non-related party, on July 21, 2006.

We lease a warehouse unit of approximately 1,070 square feet, which is located at B11, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years expiring on June 30, 2013, with monthly rentals of HKD11,500 (approximately USD1,474).

We lease a warehouse unit of approximately 873 square feet, which is located at B13, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for three years, expiring May 10, 2013 with monthly lease payments of HKD8,000 (approximately USD1,026).

We lease an office unit of approximately 2,682.9 square feet, which is located at Room 2208, 22/F., Building A, United Plaza, No.5022 Binhe Road, Futian Centre, Shenzhen, China. The lease is for three years expiring on February 23, 2013 with monthly lease payments of RMB20,122 (approximately USD3,186).

We own an investment property of approximately 3,000 square feet, which is located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong. The current lease is for two years expiring on December 31, 2012 with monthly lease income of HKD64,000 (approximately USD8,205).

We own a property of approximately 3,000 square feet that is used for Mr. Yang’s personal residence and is located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong.

We lease a premise including factory, dormitory, and office space of approximately 6,500 square meters, which is located at No.12, Lu Yi 2 Road, Ke Yuan Cheng, Tang Xia Town, Dongguan City, Guanggong Province, China. The current lease is for eight years expiring on December 31, 2018 with monthly lease payments of RMB81,900 (approximately USD12,967). Pursuant to the lease agreement, the lease payments will increase 5% every three years.

Aristo owns an investment property of approximately 2,670 square feet, which is located at House 19, Casas Domingo, 8 Kam Ka Street, Sheung Shui, New Territories, Hong Kong with 2 parking lots namely No. 39 and No. 40 of the estate. The current lease is for three years expiring on March 14, 2014 with monthly lease income of HKD23,500 (approximately USD3,013).

Aristo owns an investment property of approximately 2,521 square feet, which is located at House 56, Casa Marina II, 1 Lo Ping Road, Tai Po, New Territories, Hong Kong. The current lease is for two years expiring on July 13, 2014 with monthly lease income of HKD27,000 (approximately USD3,462)

In the event that the above facilities become unavailable, we believe that alternative facilities could be obtained on a competitive basis.

Item 3.	Legal Proceedings

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us. To our knowledge, we are not a party to any material legal proceedings as of the date of this report.

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	High	Low
Fiscal Year ended December 31, 2012:
Quarter ended December 31, 2012	$0.18	$0.10
Quarter ended September 30, 2012	$0.20	$0.05
Quarter ended June 30, 2012	$0.50	$0.10
Quarter ended March 31, 2012	$0.25	$0.09

Fiscal Year ended December 31, 2011:
Quarter ended December 31, 2011	$0.51	$0.07
Quarter ended September 30, 2011	$0.39	$0.23
Quarter ended June 30, 2011	$0.46	$0.32
Quarter ended March 31, 2011	$0.60	$0.28

Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

As of April 15, 2013, the last reported sale price of our Common Stock, as reported by Yahoo Finance, was $0.07 per share.

As of April 15, 2013, there were approximately 456 holders of record of our Common Stock.

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

As of December 31, 2012, there were no options outstanding under the Plan.

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

Overview

Corporate Background

ACL was primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised DRAM, Graphic RAM and Flash for the Hong Kong and PRC markets (“Samsung Business”). After April 1, 2012, the Samsung Business was transferred to ATMD, a joint venture with Tomen. We indirectly own 30% equity interest in ATMD. The establishment of ATMD is expected to solidify our position as a leading total memory solution provider and marks a key strategic milestone for the company as it broadens its product range to become a one-stop distributor of electronic components. ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Through the acquisition of Jussey on September 28, 2012, we have diversified our product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses acquired by Jussey’s subsidiaries.

As of December 31, 2012, we had approximately 50 customers in Hong Kong and Southern China.

For the years ended December 31, 2012 and 2011, the largest 5 customers accounted for 87% and 86% of our net sales, respectively. As of December 31, 2012, we had net current liabilities of $28,680,470 and accumulated losses of $3,539,251. We generated net sales of $161,385,167 for the year ended December 31, 2012 and recorded a net loss of $4,866,109. In addition, during the year ended December 31, 2012, net cash provided by operating activities amounted to $2,795,350, net cash used for investing activities amounted to $1,487,284, net cash used for financing activities amounted to $1,341,423.

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

Plan of Operations

As of December 31, 2012, all of Atlantic’s Samsung distributor business has been transferred to ATMD. We are expected to experience significant decrease in sales revenues after such transfer, because we only hold a minority interest in ATMD and cannot consolidate our financial results with ATMD’s, including its sales revenues. Our reported sales will instead derive from Atlantic and Jussey going forward.

Our business objectives are to i) provide our customers with high-quality services, high-quality and reliable source of memory products, and ii) tap into the telecommunication industry by focusing our resources on research and development and manufacturing smartphone products.

We work closely with our customers to present up-to-date market information collected from retail channels and corporate users to assist them in planning their products roadmap, and assist them to stabilize the components sources from our suppliers.

Executive Summary

In 2012, our major sales came from selling memory products. With the acquisition of Jussey on September 28, 2012, we foresee that our primary business will shift to selling smartphone products.

•	Net sales for the year ended December 31, 2012 decreased 56.3% to $161.4 million compared to the same period in 2011.
o	Gross profit margin for the year ended December 31, 2012 decreased 1.5% to 0.2% compared to the same period in 2011.
o	Sales were mostly derived from Samsung NAND flash. It represented approximately 75% of our total net sales for the year ended December 31, 2012.
o	0.4% of net sales were derived from the newly acquired company, Jussey and its subsidiaries for the year ended December 31, 2012.
o	Over 98% of net sales were derived from Atlantic for the year ended December 31, 2012. With the completion of the transfer of Atlantic’s Samsung distributor business to ATMD, we expect there will be significant decrease in our net sales in the following year.

•	Gross profit for the year ended December 31, 2012 decreased 93.7% to 0.4 million compared to the same period in 2011.
o	Gross profit margin for the year ended December 31, 2012 decreased 1.5% to 0.2% compared to the same period in 2011.
o	Additional inventory provision for the year ended December 31, 2012 $1.6 million.

•	Net loss for the year ended December 31, 2012 increased 185% to $4.9 million compared to the same period in 2011.
o	General and administrative expenses for the year ended December 31, 2012 decreased 20.0% to $5.9 million compared to the same period in 2011.
o	Interest expenses for the year ended December 31, 2012 increased 82.1% to 1.0 million compared to the same period in 2011.
o	Share of losses on a jointly-controlled entity for the year ended December 31, 2012 was $0.2 million.

Since the Company had transferred its Samsung distributor business to ATMD, the Company’s net sales, cost of sales, and gross profit had decreased. The Company will continue selling memory products to its customers.

The Company anticipates NAND flash demand will slightly increase in 2013. Demand is driven by application such as smartphones, tablets and solid state drives. DRAM revenue is expected to remain to be influenced by global economic conditions.

Results of Operations

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2012 and 2011 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2012	2011	Difference	Percentage Increase
Net sales	$161,385,167	$368,949,999	$-207,564,832	-56.3%
Cost of sales	160,993,711	362,775,240	-201,781,529	-55.6%
Gross profit	391,456	6,174,759	-5,783,303	-93.7%

Operating expenses
Sales and marketing	331,086	116,459	214,627	184.3%
General and administrative	5,873,667	7,338,508	-1,464,841	-20.0%
Total operating expenses	6,204,753	7,454,967	-1,250,214	-16.8%

Income (loss) from operations	(5,813,297)	(1,280,208)	-4,533,089	-78.0%
Other expenses (income)	(980,138)	229,517	-1,209,655	-527.0%
Income (loss) before income taxes provision	(4,833,159)	(1,509,725)	-3,323,434	-68.8%
Income taxes provision	32,950	197,422	-164,472	-83.3%
Net (loss) income	$(4,866,109)	$(1,707,147)	$-3,158,962	-185.0%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
Net sales	100.0%	100.00%
Cost of sales	(99.76)%	(98.33)%
Gross profit	0.24%	1.67%

Operating expenses
Sales and marketing	(0.21)%	(0.03)%
General and administrative	(3.64)%	(1.99)%
Total operating expenses	(3.85)%	(2.02)%

Income (loss) from operations	(3.61)%	(0.35)%
Other income (expenses)	0.62%	(0.06)%
Income (loss) before income taxes provision	(2.99)%	(0.41)%
Income taxes provision	(0.02)%	(0.05)%
Net (loss) income	(3.01)%	(0.46)%

Comparison of the Years Ended December 31, 2012 and 2011

Net Sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. Net sales for the fiscal year 2012 were $161,385,167, down $207,564,832 or 56.3% from $368,949,999 in the 2011 fiscal year. This reduction is largely due to the business integration to ATMD. The Company has experienced weak and volatile global economic conditions in 2012. Reduced demand and decreased average selling prices continued for the DRAM market in 2012. To reduce risks associated with holding price sensitive inventories in a volatile market, the Company adopted a quick sale strategy (mainly through promotional price reduction) to maximize its products’ turnover. The deteriorated market conditions during last year caused a decrease in the average selling price of semiconductors, which further affected the Company’s revenues.

Cost of Sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 99.8% for the year ended December 31, 2012 and approximately 98.3% for the year ended December 31, 2011. Cost of sales decreased by $201,781,529 or 55.6%, from $362,775,240 for the year ended December 31, 2011 to $160,993,711for the year ended December 31, 2012. The decrease was mainly due to a decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the fiscal year 2012 was $391,456, a decrease of $5,783,303 or 93.7%, from $6,174,759 in the fiscal year 2011. Gross profit margin for fiscal year 2012 eased to 0.24% from 1.67% in fiscal year 2011. These results are largely due to reduced average selling prices of semiconductors as a result of weakened global economic conditions and an additional inventory provision of $1,576,923 for the year ended December 31, 2012.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses increased by $214,627, or 184.3%, from $116,459 for the year ended December 31, 2011 to $331,086 for the year ended December 31, 2012. Such increases were directly attributable to the increase of sales compensation paid to ATMD for the services rendered by ATMD to us during the transitional period.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $1,464,841 or 20% from $7,338,508 for the year ended December 31, 2011 to $5,873,667 for the year ended December 31, 2012. These decreases were principally attributable to a decrease in directors’ remuneration, entertainment expenses and allowances for doubtful debts during the year 2012. We intend to continue to keep general and administrative expenses for the year ended December 31, 2013 at approximately the same level as the year ended December 31, 2012.

Income (Loss) from Operations

Loss from operations was $5,813,297 for the year ended December 31, 2012 compared to loss of $1,280,208 for the year ended December 31, 2011, an increase of $4,533,089. This decrease was mainly due to a decrease in gross profit.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. Other expenses decreased by $1,209,655 or 527% from an expense of $229,517 for the year ended December 31, 2011 to an income of $980,138 for the year ended December 31, 2012. The decrease was mainly for write back allowances for doubtful debts during the year 2012. The reversal of bad debts provision was due to the decrease in accounts receivable in effect from the acquisition of Jussey on September 28, 2012 which rendered the accounts receivable attributable to Jussey to be eliminated in the consolidation process. See our current report on Form 8-K, filed with the SEC on December 27, 2012.

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings. Interest expense increased $455,774 or 82.1%, from interest expense of $555,306 in the year ended December 31, 2011, to $1,011,080 in the year ended December 31, 2012. These changes were mainly due to increased interest on bank term loans and the usage of bank lines by the Company to transact with customers and suppliers during the year 2012. We expect to keep interest expenses for the year ended December 31, 2013 at approximately the same level as in the year ended December 31, 2012.

Income Taxes Provision

The Company is subject to income tax in the U.S., Hong Kong and PRC. Income tax provision for the year ended December 31, 2012 was $32,950, and decrease of $164,472 or 83.3%, from $197,422 for the year ended December 31, 2011. This decrease was due to a decrease in the estimated Hong Kong taxes payable by Atlantic. The effective income tax rate is -0.02% for 2012 as compared to -15.4% for 2011. The Company did not have any interest or penalty recognized in the income statements for the year ended December 31, 2012 and December 31, 2011 or the balance sheet, as of December 31, 2012 and December 31, 2011.

Net (loss) Income

As a result of the foregoing, the Company recorded a consolidated net loss of $4,866,109 for the fiscal year 2012, down $3,158,962 or 185%, from a net loss of $1,707,147 in the fiscal year 2011. This result was due to the reflection of current global economic conditions and increase operating expenses generated by the joint venture establishment and acquisition occurred in 2012. On average, the Company sold its products at a reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the deteriorated market conditions, and it caused a decrease in our gross profit margin and net income.

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

Revenue Recognition

The Company derives revenues from resale of computer memory products, sale of self-manufacture products, and sale of research and develop products. The Company recognizes revenue in accordance with the ASC 605 “Revenue Recognition”. Under ASC 605, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, income derived from our ownership of ATMD, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

As of December 31, 2012, the Company had revolving lines of credit and loan facilities in the aggregate amount of $15,227,515, of which $451,323 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 7 and 8 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

Our ability to draw down under our various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. Accordingly, on a case by case basis, we may elect to terminate or not renew several of our credit facilities if significant reduction in our available short term borrowings that we do not deem it is commercially reasonable. The Company plans to raise $30 million funding in order to pursue certain business expansion. We currently have no commitment for this.

As of December 31, 2012, the Company has total current assets of $8,098,594 and current liabilities of $36,779,064. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

The short-term borrowings from banks to finance the cash flow required to finance the purchase of products from our suppliers must be made a day in advance of the release of goods from suppliers’ warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, take approximately two days from the date of such delivery.

The following factors, among others, could have a negative impact on the Company’s results of operations and financial position: the termination or change in terms of the banking facilities; pricing pressures in the industry; a continued downturn in the economy in general or in the memory products sector; an unexpected decrease in demand for certain memory products; the Company’s ability to attract new customers; an increase in competition in the related markets; and the ability of some of the Company’s customers to obtain financing.

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

Net Cash Provided by Operating Activities

In the year ended December 31, 2012, net cash provided by operating activities amounted to $2,795,350 while net cash used for operating activities in the year ended December 31, 2011, amounted to $9,945,170, an increase of $12,740,520. This increase was primarily due to a $3,006,591 decrease in operating income, a $11,141,876 decrease in accounts receivable and a $9,209,313 increase in accounts payable with related parties and a $10,183,714 increase in other current liabilities, which was partially offset by a $24,130,109 decrease in accounts payable and a $2,444,047 increase in inventory, etc.

Net Cash Used for Investing Activities

In the year ended December 31, 2012, net cash used for investing activities amounted to $1,487,284 while net cash provided by investing activities in the year ended December 31, 2011, amounted to $6,233,947, an increase of $7,721,231. This increase was primarily due to an increase in income derived from newly acquired subsidiaries and 30% ownership in ATMD, which was offset by a decrease in amount due from Aristo / Mr. Yang and restricted cash.

Net Cash Used for Financing Activities

In the year ended December 31, 2012, net cash used for financing activities amounted to $1,341,423.while net cash provided by financing activities in the year ended December 31, 2011, amounted to $2,804,626, an increase of $4,146,049. This increase was due to an increase in the Company’s borrowings on certain bank lines of credit and notes payable offset by an increase in bank loan borrowing.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2012 over the next five years and thereafter:

Payments by Period
	Amount	Less Than 1 Year	1-3 Years	4-5 Years		After 5 Years
Operating Leases	$1,119,653	$346,949	$445,924	$326,780	$	---
Capital Leases	247,320	103,890	143,430	---		---
Line of credit and notes payable – short-term	8,319,321	8,319,321	---	---		---
Bank Loans	7,630,946	7,630,946	---	---		---
Total Contractual Obligations	$17,317,240	$16,401,106	$589,354	$326,780	$	---

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Effect of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect to be able to pass along component price increases to our customers.

Inflation generally affects us by increasing costs of raw materials, labor, and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our audited consolidated financial statements.

New Accounting Pronouncements

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

Item 8.0	Financial Statements and Supplementary Data

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 22, 2013 (the “Engagement Date”), the audit committee of the Company’s board of directors approved the engagement of Albert Wong & Co. LLP (“New Auditor”), an independent U.S. CPA firm which is associated with the Company's existing independent accountants, Albert Wong & Co. (“Previous Auditor”), who tendered its resignation on February 22, 2013 (the “Resignation Date”), as the Company’s new independent accountant.

The report of the Previous Auditor on the Company's consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except to note that the Company had numerous significant related parties’ transactions. During the years ended December 31, 2010 and 2011 and through the Resignation Date, there have been no disagreements between the Company and the Previous Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the Previous Auditor’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. During the years ended December 31, 2010 and 2011 and through the Resignation Date, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2012 and 2011, and any subsequent interim period prior to the Engagement Date, neither the Company nor anyone acting on the Company's behalf consulted the New Auditor with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2012, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

Management’s Report on Internal Control over Financial Reporting

The Company's CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2012, the company's internal control over financial reporting was not effective based on those criteria.

Management’s evaluation was retrospective and conducted as of December 31, 2012, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2012 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2012 due to the following material weaknesses:

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

As of December 31, 2012, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quartered ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2012. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. All of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION

Chung-Lun Yang	51	Chairman of the Board of Directors (1)
Ben Wong	49	Director and Chief Executive Officer (1)(3)
Kenneth Lap-Yin Chan	50	Director and Chief Operating Officer
Kun Lin Lee	47	Chief Financial Officer (2)
Ming Yan Leung	44	Chief Technology Officer
Man Sing Lai	44	Director
Ho Man Yeung	57	Director
Wing Sun Leung	49	Director

(1)	Chung-Lun Yang resigned as the Company’s Chief Executive Officer on February 1, 2013. The board of directors of the Company appointed Ben Wong as the new Chief Executive Officer on February 1, 2013.
(2)	Kun Lin Lee and Hung Ming Joseph Chu did not stand for re-election at the Company’s 2012 annual shareholders meeting on November 16, 2012.
(3)	Ben Wong was elected as the director at the Company’s 2012 annual shareholders meeting on November 16, 2012.

Chung-Lun Yang, Chairman of the Board. Mr. Yang became a Director on September 30, 2003. Mr. Yang is the founder of Atlantic and has been a director of Atlantic since 1991. Mr. Yang graduated from The Hong Kong Polytechnic University in 1982 with a degree in electronic engineering. From October 1982 until April 1985, he was the sales engineer of Karin Electronics Supplies Ltd. From June 1986 until September 1991, he was Director of Sales (Samsung Components Distribution) of Evertech Holdings Limited, a Hong Kong based company. Mr. Yang has over 15 years of extensive experience in the electronics distribution business.  The breadth of Mr. Yang’s sales and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.  Mr. Yang is also a member of The Institution of Electrical Engineers, United Kingdom. Mr. Yang resigned as the Company’s Chief Executive Officer on February 1, 2013.

Ben Wong, Director and Chief Executive Officer. Mr. Wong was elected as the Director at the Company’s 2012 annual shareholders meeting on November 16, 2012, and appointed as the Chief Executive Officer of the Company on February 1, 2013. Mr. Wong has been the Chief Executive Officer and Director of USmart Electronic Products Limited since 2006. Mr. Wong graduated from the Chinese Culture University of Taiwan in 1986 with a Bachelor’s Degree of Science in Mechanical Engineering. From 1989 to 1990, he worked for Philips H.K. Ltd. as the Industrial Engineer. He gained manufacturing concept from design to mass production processing, and flow of products development from working in Philips. He is also experienced in object-oriented design/analysis, application development, requirements planning & testing, project development, IT management, prototyping, conceptual design and interface implementation.

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

Kun Lin Lee, Chief Financial Officer. Mr. Lee was appointed as a Director and Chief Financial Officer on June 11, 2010. He was a director of the Company from June 2010 until November 2012. Prior to appointment as the Company’s Chief Financial Officer, Mr. Lee held various executive positions, including VP Finance/Business Development at the Company from November, 2009 to May 2010 and Director of Internal Audits, at Sigma Designs Inc and Catalyst Semiconductor from May, 2006 to May, 2007 and April, 2005 to October 2006, respectively where he oversaw its finance, strategy, business development, regulatory compliance and risk management. Mr. Lee started his public accounting career with Arthur Andersen in December, 1997 and later joined BDO Siedman in December, 2004. He later joined an investment banking firm VIA, Inc. servicing semiconductor clients in merger & acquisition, business valuation, and fundraising. Mr. Lee received his B.B.A. degree in Finance from University of Hawaii at Manoa, and his MS from Golden Gate University. In addition, Mr. Lee is a Certified Public Accountant, Certified Information Technology Professional, Certified Financial Forensic Accountant and a graduate of CalCPA Leadership Institute. Mr. Lee was chosen to be a member of the board based on his wealth of experience in business management and corporate governance. Mr. Lee did not stand for re-election as the director at the Company’s 2012 annual shareholders meeting on November 16, 2012.

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

Man Sing Lai, Director. Mr. Lai became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HKD10,000). Mr. Lai has been Chief Financial Officer of Mainland Headwear Holdings Limited since 2008, a headwear manufacturer whose shares are publicly traded on the main board of the Hong Kong Stock Exchange. From 2007 to 2008 Mr. Lai was Financial Controller of J.I.C. Technology Company Limited, a LCD manufacturer whose shares are publicly traded on the main board of the Hong Kong Stock Exchange. From 2001 to 2007, Mr. Lai was the Director of Finance at GVG Digital Technology Holdings (HK) Ltd a DVD player manufacturer in China. Mr. Lai graduated with a BSc in Management Science from the London School of Economics in 1990, a Bachelors of Business in 1994 from the University of Southern Queensland in Australia and a Masters in Business Administration in 2007 from the University of Western Sydney in Australia. Mr. Lai is a member of the HKICPA and CPA Australia. It is base on his extensive experience in business management and corporate governance that Mr. Lai was chosen to be a member of the board.

Ho Man Yeung, Director. Mr. Yeung became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HKD10,000). Mr. Yeung has been a Director of Avnet Sunrise Ltd. since 2002. Avnet Sunrise Ltd. is a subsidiary of Avnet, Inc. [NYSE: AVT] a global distributor of electronic components and devices. Mr. Yeung has over twenty-five years of experience in the electronic distribution industry. It is these experiences and qualifications upon which Mr. Yeung was chosen to be a member of our board. Mr. Yeung graduated from University of Salford with a BSc in Electronics and earned a Certified Diploma of Accounting at Manchester Polytechnic University.

Wing Sun Leung, Director. Mr. Leung became an Independent Director on December 1, 2010. As a member of the Board of Directors to the Company, the Company approved a monthly compensation of $1,282 (HKD10,000). Mr. Leung has been Project Director since April 2010 at German Alternative Investment (Shenzhen) Company Co. Ltd. an investment and advisory services firm. From 2007 to 2009, Mr. Leung was Vice President and Senior Consultant at Shenzhen Everich Industrial Co. Ltd., an importer and exporter of electronics. Prior to that, Mr. Leung was Sales Director at Sigmatel Asia Inc., a distributor of electronic components in China and Hong Kong. Mr. Leung has over twenty years of experience in the electronics distribution industry in the United States, China and Hong Kong. Mr. Leung graduated from the Chinese University of Hong Kong with a BSc in Social Science. Based on such professional experience, Mr. Leung was chosen to be a member of the board. This experience will inure to the Company’s benefit as it seeks to expand its business and maintain its profitability.

There are no family relationships between any of our directors and executive officers. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Board Meetings

During the fiscal year ended December 31, 2012, our Board of Directors held 9 meetings. No director who served during the fiscal year ended December 31, 2012 attended fewer than 80% of the meetings of the Board of Directors during that year.

Committees of the Board

On January 20, 2011, the Board of Directors establishes an Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors, and elected:

(i)	Mr. Man Sing Lai, Mr. Ho Man Yeung and Mr. Wing Sun Leung serve on the Audit Committee, and Mr. Man Sing Lai acts as the Chairman of the Audit Committee;

(ii)	Mr. Man Sing Lai, Mr. Ho Man Yeung and Mr. Wing Sun Leung serve on the Nominating Committee, and Mr. Man Sing Lai acts as the Chairman of the Nominating Committee; and

(iii)	Mr. Man Sing Lai, Mr. Ho Man Yeung and Mr. Wing Sun Leung serve on the Compensation Committee, and Mr. Man Sing Lai acts as the Chairman of the Compensation Committee.

Board Leadership Structure and Risk Oversight Role

Our Board of Directors contains 6 Directors, and 3 of the Directors are Independent Directors. We believe that such a leadership structure is suitable for the Company at its present stage of development.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, ACL Semiconductor, Inc., Room 1703, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics in a report filed under the Securities Exchange Act of 1934, as amended, within four business days of the amendment or waiver.

Stockholder Communications

Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address: Board of Directors or Outside Directors, ACL Semiconductor, Inc., Room 1703, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2012 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2012 are: Chung-Lun Yang, our Chief Executive Officer; Kun Lin Lee, our Chief Financial Officer; Kenneth Lap-Yin Chan, our Chief Operating Officer; and Ming Yan Leung, our Chief Technology Officer. Mr. Yang resigned as the Company’s Chief Executive Officer on February 1, 2013. Ben Wong was appointed as the new Chief Executive Officer on February 1, 2013. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

Tax Implications of Executive Compensation

Our aggregate deductions for each Named Executive Officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2012 Named Executive Officer compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, we did not consider its impact in determining compensation levels for our Named Executive Officers in 2012.

Hedging Policy

We do not permit the Named Executive Officers to “hedge” ownership by engaging in short sales or trading in any options contracts involving our securities.

Option Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2012.

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

Employment Agreements

We have entered into employment agreements with our Executive Officers, which set the base salary as set forth in our summary compensation table.

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company whose total compensation exceeds $100,000 for the last two fiscal years ended December 31, 2012 and December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Chung-Lun Yang	2012	$369,231	0	--	--	--	--	--	$369,231
Former Chief Executive Officer (1)	2011	$492,308	1,000,000	--	--	--	--	--	$1,492,308

On February 1, 2013, the board of directors of the Company appointed Mr. Ben Wong as the Company’s Chief Executive Officer. Mr. Wong has an informal employment agreement with USmart and receives a monthly salary of HKD50,000 (approximately USD6,493).

Outstanding equity awards at fiscal year-end

None.

Compensation of Directors

The following table sets forth the Director compensation for service on the Board of Directors of the Company for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chung-Lun Yang	$--	--	--	--	--	--	$--
Ben Wong (3)	$--	--	--	--	--	--	$--
Kenneth Lap-Yin Chan	$--	--	--	--	--	--	$--
Kun Lin Lee (2)	$--	--	--	--	--	--	$--
Man Sing Lai	$15,385	--	--	--	--	--	$15,385
Ho Man Yeung	$15,385	--	--	--	--	--	$15,385
Wing Sun Leung	$15,385	--	--	--	--	--	$15,385
Hung Ming Joseph Chu (2)	$15,385	--	--	--	--	--	$15,385

(1)	Chung-Lun Yang resigned as the Company’s Chief Executive Officer on February 1, 2013. The board of directors of the Company appointed Ben Wong as the new Chief Executive Officer on February 1, 2013.
(2)	Kun Lin Lee and Hung Ming Joseph Chu did not stand for re-election at the Company’s 2012 annual shareholders meeting on November 16, 2012.
(3)	Ben Wong was elected as the director at the Company’s 2012 annual shareholders meeting on November 16, 2012.

We compensate our independent directors an amount of HKD10,000 (USD1,282) per month for serving on our board of directors, in addition to reimbursement for out of pocket expenses incurred in attending director meetings. We do not compensate our executive directors for serving on the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2012: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 39,474,495 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2012. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Chung-Lun Yang (2) (3) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	26,622,000	67.4%
Ben Wong (2) (3) 11A, Tower 2, Bellagio, 33 Castle Peak Road, Sham Tseng, New Territories, Hong Kong	1,800	0.0%
Kun Lin Lee (2) 7F, No 16 Huan-her East Road Sec 4, Yuan Ho City, Taipei, Taiwan	60,000	0.2%
Kenneth Lap-Yin Chan (2) (3) Flat B, 8/F., Block 19, South Horizons, Aplei Chau, Hong Kong	0	0.0%
Ming Yan Leung (2) G/F., 11 Ka Fuk Lane, Tuen Mun, New Territories, Hong Kong	0	0.0%
Man Sing Lai (3) Flat B, 23/F., Block 31, Laguna City, Cha Kwo Ling Road, Kwun Tong, Kowloon, Hong Kong	0	0.0%
Ho Man Yeung (3) Block 4, 7/F. Unit B, The Grand Panorama, 10 Robinson Road, Central, Hong Kong	0	0.0%
Wing Sun Leung (3) 5658 Owens Drive, #202, Pleasanton, CA 94588, USA	0	0.0%
Farburn Holdings Limited (4) 1601 Beverly House, 93-107 Lockhart Road, Wanchai, Hong Kong.	3,600,000	9.1%
Ho Fun Cheng (4) 1601 Beverly House, 93-107 Lockhart Road, Wanchai, Hong Kong.	3,600,000	9.1%
All Directors and Officers as a Group	26,683,800	67.6%

(1)	Applicable percentage of ownership is based on 39,474,495 shares of Common Stock outstanding as of December 31, 2012, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.
(2)	Executive Officer
(3)	Director Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.
(4)	The shares are owned directly by Farburn Holdings Limited (“Farburn”) and indirectly by Ho Fun Cheng (“Mr. Cheng”) through his equity ownership in Farburn. In addition, Mr. Cheng is the sole director of Farburn, and may be deemed as beneficial owner of these shares. Farburn acquired these shares from the Company pursuant to certain Amended and Restated Finder and Consulting Agreement dated October 15, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

As of December 31, 2012 and 2011, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $3,658,359 and $5,780,400, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

For the years ended December 31, 2012 and 2011, we recorded compensation to Mr. Yang of $369,231 and $1,492,308 respectively, and paid $369,231 and $1,492,308 respectively to Mr. Yang as compensation for his services.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $0 and $4,359 to Solution during the year ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, we received service charges of $5,769 and $0 respectively from Solution. The service fee was charged for back office support for Solution.

During the years ended December 31, 2012 and 2011, we sold products for $1,000 and $0 respectively, to Solution. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Solution.

During the years ended December 31, 2012 and 2011, we purchased inventories of $0 and $49,421 respectively from Solution. As of December 31, 2012 and 2011, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $0 and $2,564to Systematic Information during the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, we received service charges of $7,769 and $8,154 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2012 and 2011, we sold products for $17,457and $1,347,148 respectively, to Systematic Information. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2012 and 2011, we sold products for $0 and $3,325 respectively, to Global. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Global.

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2012 and 2011, we received a management fee of $7,692 and $7,692 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the years ended December 31, 2012 and 2011, we sold products for $248,373and $0 respectively, to Systematic. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2012 and 2011, we sold products for $21,784 and $361,698 respectively, to Atlantic Storage. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2012 and 2011, we purchased inventories of $0 and $101,790 respectively, from Atlantic Storage. As of December 31, 2012 and 2011, there were no outstanding accounts payable to Atlantic Storage.

Transactions with City Royal Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

Transactions with Aristo Components Limited

Mr. Ben Wong appointed as new Chief Executive Officer on February 1, 2013. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2012 and 2011, we received a management fee of $12,308 and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the years ended December 31, 2012 and 2011, we sold products for $0 and $1,403,064 respectively, to Aristo Comp. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2012 and 2011, we purchased inventories of $0 and $39,107 respectively from Aristo Comp. As of December 31, 2012 and 2011, there were no outstanding accounts payable to Aristo Comp.

Transactions with Smart Global Industrial Limited

Mr. Yang is a director and 50% shareholder of Smart Global Industrial Limited (“Smart”). During the years ended December 31, 2012 and 2011, we sold products for $0 and $26,886 respectively to Smart. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Smart.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”). During the years ended December 31, 2012 and 2011, we received a service fee of 9,615 and $0 respectively from Ocean. The service fee was charged for back office support for Ocean. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Ocean.

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the years ended December 30, 2012 and 2011, we received service charges of $84,346 and $0 from ATMD. The service fee was charged for back office support for ATMD.

During the years ended December 31, 2012 and 2011, we sold products for $30,525 and $0 respectively, to ATMD. As of December 31, 2012 and 2011, there was no outstanding accounts receivable from ATMD.

During the years ended December 31, 2012 and 2011, we purchased inventories of $121,711 and $0 from ATMD.

During the years ended December 31, 2012 and 2011, we paid $196,288 and $0 to ATMD as compensation for the services provided by ATMD to the Company regarding the sales of Samsung products during the transition period. As of December 31, 2012 and 2011, there were no outstanding accounts payable to ATMD.

Transactions with Tomen Devices Corporation

On April 1, 2012, the Company has established ATMD, a joint venture with Tomen. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the years ended December 31, 2012 and 2011, we sold products for $32,195 and $297,654 to Tomen. As of December 31, 2012 and 2011, there was no outstanding accounts receivable from Tomen.

During the years ended December 31, 2012 and 2011, we purchased inventories of $107,472,458 and $193,041,193 from Tomen. As of December 31, 2012 and 2011, there was $9,209,313 and $3,980,741 accounts payable to Tomen.

Debt Assignment

On December 27, 2012, Aristo entered into an assignment agreement (the “Assignment Agreement”) with Atlantic and USmart.

Pursuant to the Assignment Agreement, Aristo agreed to assign to Atlantic, for no consideration, all of its rights and interests in certain debts (collectively, the “Debt”) in an amount of US$11,794,871.79 owed to Aristo by USmart (the “Assignment”).

The Company acquired 80% of USmart’s equity interest (the “Interest”) on September 28, 2012. The Debt owed by USmart to Aristo was taken into consideration by the parities in determining the purchase price for the Interest and was expected to be eliminated subsequent to the closing of the Acquisition.

Item 14.	Principal Accounting Fees and Services

The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by Albert Wong & Co. LLP and Albert Wong & Co. CPA firms during the years ended December 31, 2012 and 2011. Albert Wong & Co. LLP audited our annual financial statements for the year ended December 31, 2012 and Albert Wong & Co. audited our annual financial statements for the year ended December 31, 2011.

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$116,000	$70,000
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$116,000	$70,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Albert Wong & Co. CPA firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by Albert Wong & Co. LLP CPA firm includes audited fees for auditing our 2012 annual financial statements. Audit Fees billed by Albert Wong & Co. CPA firm includes audited fees for auditing our 2011 annual financial statements and interim reviews for 2011 to 2012.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2012 or 2011.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2012 or 2011.
(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2012 or 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report
(2)	The financial statements listed in the Index are filed as part of this report.

Schedule II – Jussey Investments Limited and subsidiaries. Schedule II on page S-1 is filed as part of this report.

(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of incorporation of the Company, together with all amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement.

4.1(a)	Form of specimen certificate for common stock of the Company .

10.1	Research Service Agreement, dated May 1, 2011, by and between eVision Telecom Limited and Guangzhou Yixiang Computer Technology Limited.*

10.2	Shareholders Agreement, dated as of March 9, 2012 between Tomen Devices Corporation and ACL International Holdings Limited, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012 filed with the Securities and Exchange Commission on May 15, 2012.

10.3	Agreement of Sale and Purchase between ACL International Holdings Limited and Zhiming Li, dated September 28, 2012 incorporated by reference to exhibit 2.1 to the form 8-K filed with the Securities and Exchange Commission on September 28, 2012.

10.4	Amended and Restated Finder and Consulting Agreement between the Company and Farburn Holdings Limited, dated October 15, 2012 incorporated by reference to exhibit 10.1 to the form 8-K filed with the Securities and Exchange Commission on October 22, 2012.

10.5	Assignment Agreement, dated December 27, 2012, by and among Aristo Technologies Limited, Atlantic Components Limited, and USmart Electronic Products Limited, incorporated by reference to exhibit 10.1 to the form 8-K filed with the Securities and Exchange Commission on December 27, 2012.

21.1	Subsidiaries of the Company *

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACL SEMICONDUCTORS INC.

By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Dated: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben Wong	Chief Executive Officer and Director	April 16, 2013
Ben Wong	(Principal Executive Officer)

/s/ Kun Lin Lee	Chief Financial Officer	April 16, 2013
Kun Lin Lee	(Principal Financial and Accounting
Officer)

/s/ Kenneth Lap Yin Chan	Chief Operating Officer	April 16, 2013
Kenneth Lap Yin Chan	and Director

/s/ Chung-Lun Yang	Chairman of the Board of Directors	April 16, 2013
Chung-Lun Yang

/s/ Man Sing Lai	Director	April 16, 2013
Man Sing Lai

/s/ Ho Man Yeung	Director	April 16, 2013
Ho Man Yeung

/s/ Wing Sun Leung	Director	April 16, 2013
Wing Sun Leung

ACL Semiconductors Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2012 and 2011 and

For the Years Ended December 31, 2012 and 2011

With Report of Independent Registered Public Accounting Firm

Albert Wong & Co. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

To:	The board of directors and stockholders of
ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of ACL Semiconductors Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACL Semiconductors Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 21 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co., LLP

Albert Wong & Co., LLP

Certified Public Accountants

New York, United States of America

April 15, 2013

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of
ACL Semiconductors Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of the Company as of December 31, 2011 and the related consolidated statements of income and comprehensive income, consolidated stockholders' equity and accumulated other comprehensive income and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company does have numerous significant transactions with businesses and affiliates controlled by, and/or with personnel who are related to, the officers and directors of the Company.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
April 16, 2012	Certified Public Accountants

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2012	2011

ASSETS
Current assets:
Cash and cash equivalents		$639,462	$672,819
Restricted cash		838,413	2,089,041
Accounts receivable, net of allowance for doubtful accounts of $98,061 for 2012 and $1,760,709 for 2011		1,227,703	25,756,889
Inventories, net	3	4,616,148	3,094,267
Other current assets		776,868	144,642

Total current assets		$8,098,594	$31,757,658

Long-term assets:
Property, plant and equipment, net	4	9,586,055	9,794,517
Investments in a jointly-controlled entity	17	2,818,307	0
Intangible assets	19	11,341,123	0
Other deposits		165,325	64,579
Amounts due from Aristo / Mr. Yang	6	3,658,359	5,780,400

TOTAL ASSETS		$35,667,763	$47,397,154

LIABILITIES
Current liabilities:
Accounts payable		$358,006	$23,809,295
Amount due to related companies		9,209,313	0
Accruals		375,513	470,676
Lines of credit and loan facilities	7	8,319,321	13,642,578
Bank loans	8	6,099,309	3,689,240
Current portion of capital lease	5	96,506	109,872
Income tax payable		(177,291)	(202,068)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities	9	12,386,002	509,095

Total current liabilities		$36,779,064	$42,141,073

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

	Notes	2012	2011

Long-term liabilities:
Capital lease, less current portion	5	$133,428	$229,934
Deferred tax liabilities		74,289	63,245

Total long-term liabilities		207,717	293,179

TOTAL LIABILITIES		$36,986,781	$42,434,252

NET ASSETS (LIABILITIES)		$(1,319,018)	$4,962,902

Commitments and contingencies		0	$0

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and 2011		0	0
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,474,495 and 29,025,436 shares issued and outstanding as of December 31, 2012 and 2011		39,475	29,026
Additional paid in capital		4,321,333	3,753,577
Exchange reserve		2,072	0
Retained earnings (deficits)		$(3,539,251)	$1,180,299

		$823,629	$4,962,902
Non-controlling interest		(2,142,647)	0

TOTAL STOCKHOLDERS’ EQUITY		$(1,319,018)	$4,962,902

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Notes	2012	2011

Net sales		$161,385,167	$368,949,999
Costs of sales		160,993,711	362,775,240

Gross profit (loss)		$391,456	$6,174,759

Operating expenses
Sales and marketing expenses		331,086	116,459
General and administrative expenses		5,873,667	7,338,508

Income (loss) from operations		$(5,813,297)	$(1,280,208)

Other expenses (income)
Rental income		(196,241)	(159,268)
Interest expenses		1,011,080	555,306
Management and service income		(144,423)	(48,410)
Interest income		(2,727)	(1,908)
Loss (profit) on disposals of fixed assets		(256)	(13,815)
Exchange differences		8,422	(2,615)
Reverse for provision of doubtful account		(1,662,648)	0
Miscellaneous		(175,038)	(99,773)
Share result of a jointly-controlled entity	17	181,693	0

Income (loss) before income taxes		$(4,833,159)	$(1,509,725)

Income tax provision	10	32,950	197,422

Net income (loss)		$(4,866,109)	$(1,707,147)

Attributable to :
Non-controlling interest		(152,371)	0
Shareholders of the Company		(4,713,738)	(1,707,147)

		(4,866,109)	(1,707,147)

Earnings (loss) per share – basic and diluted		$(0.15)	$(0.06)

Weighted average number of shares – basic and diluted	12	32,734,799	28,839,232

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Reserve	Retained earnings (accumulated losses)	Non- controlled interest	Total

Balance, January 1, 2011	28,779,936	$28,780	$3,679,077	$0	$2,887,446	$0	$6,595,303
Issue of capital	245,500	246	74,500	0	0	0	74,746
Net income (loss)	0	0	0	0	(1,707,147)	0	(1,707,147)

Balance, December 31, 2011	29,025,436	$29,026	$3,753,577	$0	$1,180,299	$0	$4,962,902

Balance, January 1, 2012	29,025,436	$29,026	$3,753,577	$0	$1,180,299	$0	$4,962,902
Issue of capital	10,449,059	10,449	567,756	0	0	0	578,205
Dividend paid	0	0	0	0	(5,812)	0	(5,812)
Acquisition	0	0	0	0	0	(2,181,343)	(2,181,343)
Adjustments	0	0	0	0	0	191,067	191,067
Exchange reserve	0	0	0	2,072	0	0	2,072
Net income (loss)	0	0	0	0	(4,713,738)	(152,371)	(4,866,109)

Balance, December 31, 2012	39,474,495	$39,475	$4,321,333	$2,072	$(3,539,251)	$(2,142,647)	$(1,319,018)

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011

Cash flows provided by (used for) operating activities:
Net (loss) income	$(4,713,738)	$(1,707,147)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Reversal of bad debts	1,662,648	0
Allowance for doubtful accounts	0	1,760,709
Depreciation and amortization	564,117	479,002
Change in inventory reserve	1,576,923	196,255
Issuance of common stocks to consultant as:
- professional fee for consultant services	572,400	18,000
Loss (gain) on disposal of fixed assets	(256)	(13,815)
Loss (gain) on investment in a jointly-controlled entity	181,693	0
Loss share by non-controlled party	(152,371)	0
Dividend paid	(7)	0
Exchange reserve	2,072	0

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other	11,141,876	(13,322,530)
Inventories	(2,444,047)	(225,955)
Other current assets	(632,226)	(27,409)
Other assets	(94,604)	6,985

Increase (decrease) in liabilities
Accounts payable – other	(24,130,109)	3,414,896
Account payable – related parties	9,209,313	0
Accrued expenses	(167,869)	(247,740)
Income tax payable	24,777	(272,225)
Deferred tax	11,044	17,741
Other current liabilities	10,183,714	(21,937)

Total adjustments	$7,509,088	$(8,238,023)

Net cash provided by (used for) operating activities	$2,795,350	$(9,945,170)

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

	Notes	2012	2011

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$5,459,164	$25,141,461
Advanced to Aristo / Mr. Yang		(3,337,123)	(17,274,034)
Net cash inflow on acquisition on subsidiaries	11(b)	(1,992,741)	0
Investment in a jointly-controlled entity		(3,000,000)	0
(Increase) decrease in restricted cash		1,383,335	(667)
Cash proceeds from sales of fixed assets		256	132,308
Purchase of fixed assets		(175)	(1,765,121)

Net cash provided by (used for) investing activities		$(1,487,284)	$6,233,947

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable		$(5,323,257)	$2,489,557
Principal payments to bank		(1,122,397)	(1,325,640)
Borrowings from bank		5,064,103	1,923,077
Borrowings from non-controlled party		150,000	0
Principal payments under capital lease obligation		(109,872)	(339,113)
Cash proceeds from issuance of common stock		0	56,745

Net cash provided by (used for) financing activities		$(1,341,423)	$2,804,626

Net increase (decrease) in cash and cash equivalents		$(33,357)	$(906,597)

Cash and cash equivalents – beginning of year		672,819	1,579,416

Cash and cash equivalents – end of year		$639,462	$672,819

Supplementary disclosure of cash flow information:
Interest paid		$1,011,080	$555,306
Income tax paid (reversal)		$(2,870)	$451,906

Supplementary schedule of non-cash investing and financing activities:
Capital lease obligations incurred when capital leases were enter for new automobiles and machinery		$0	$399,345
Income tax provision		$32,950	$197,422

See accompanying notes to the consolidated financial statements

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITY

Organization and Basis of Presentation

ACL Semiconductors Inc. (“ACL”) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgin Islands (“Jussey”) (please refer to Note 18 for more information on the acquisition).

The Company is currently engaged in the production, manufacturing and distribution of smartphones, electronic products and components in Hong Kong and PRC through its operating subsidiaries:

(i)	Atlantic Components Limited, a Hong Kong incorporated company and the Company’s original principle operating subsidiary which is controlled by the Company through its subsidiary, ACL International Holdings Limited (“ACL Holdings”); and

(ii)	Aristo Technologies Limited, a Hong Kong incorporated company (“Aristo”), solely owned by Mr. Chung-Lun Yang, the Company’s Chairman of the Board of Directors (“Mr. Yang”); and

(iii)	eVision Telecom Limited (“eVision”), a Hong Kong incorporated company which was acquired through an acquisition of its holding company, Jussey; and

(iv)	USmart Electronic Products Limited (“USmart”), a Hong Kong incorporated company which was acquired through an acquisition of its holding company, Jussey; and

(v)	Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC which is acquired through an acquisition of its ultimate holding company, Jussey.

The Company owns 100% equity interest of ACL International Holdings Limited, a Hong Kong incorporated company, which owns:

(i)	100% equity interest of Atlantic (restructured on December 17, 2010); and

(ii)	30% equity interest of ATMD, a joint venture with Tomen Devices Corporation (“Tomen”); and

(iii)	100% equity interest of Jussey Investments Limited, a company incorporated in British Virgin Islands (acquired by ACL Holdings on September 28, 2012) which owns:

a.	100% equity interest in eVision; and

b.	80% equity interest in USmart, which owns 100% equity interest in Kezheng.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND PRINCIPAL ACTIVITY (CONTINUED)

On March 23, 2010, ACL concluded that Aristo, a related company solely owned by Mr. Yang is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with ACL beginning fiscal year 2007 under the guidance applicable to variable interest entities.

Business Activity

ACL Semiconductors Inc. was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its indirectly wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). The transitional period has been completed as of December 31, 2012. Atlantic integrated around 90% of its business relating to procurement of semiconductors and electronic parts from Samsung to ATMD. Subsequent to the start of the operations of ATMD, the relationships between sales, the Company’s cost of sales and operating expenses are expected to evolve in accordance with the transition of the Company’s business as described above. Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2012. The following table depicts the identity of the subsidiary:

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

Aristo Technologies Limited

The Company sells Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. Being the biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not experience any bad debt from Aristo. Hence, the Company does not provide any bad debt provision derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo.

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond.  Aristo 2012 and 2011 sales were around 2 million and 14 million; it was only a small distributor that accommodated special requirements for specific customers.

Aristo supplies different generations of computer related products. Old generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old products carrying on hand for ten years will have no resell value. Therefore, inventories on hand over ten years will be written-off by Aristo immediately.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers.  The sales to Aristo for fiscal year 2012 were $106,031 with account receivable of $5,323,933 as of December 31, 2012. For fiscal year 2011 were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010 were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010.

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers that the Company cannot obtain from Samsung directly due to supply limitations.

Acquisition

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of estimates

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

The Company’s operations are conducted in Hong Kong and China. A large number of customers are located in Southern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

The Company’s operations and customers in Hong Kong and Southern China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

(g)	Intangible assets

Intangible assets include license contracts and trademarks, initial measures at fair market value and are subsequently carry at fair value less amortization and impairment, if any.

The license agreements and trademarks are measured based on the future economic benefits arising from the mobile business acquired from Jussey. The license agreements and trademark are individually identified and separately recognized by using income approach. They represent the economic benefits derived from the mobile phone production contracts obtained at the time of the acquisition.

The Company will capture the finite life of these intangible assets. Amortization will be provided to license contracts based on the percentage of the completion of these contracts (measured by production and shipment schedules) and their respective economic benefits. The Company will provide 24 equally monthly amortizations to trademark commence from July 2013 till to June 2015.

Estimates of the useful lives and residual values of intangible assets are reviewed periodically and adjusted if appropriate.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Intangible assets (Continued)

Basically, the estimated useful lives of the intangible assets are as follows:

License agreements	24 months
Trademarks	24 months

The Company will evaluate the procedure on the measurement of these intangible assets from time to time to assess their fair value. Periodically, the Company will re-measure the values of these intangible assets. If their re-calculated fair values are below the carrying value in the ledger, the Company will provide additional impairment to reflect the reduction of future economic benefits and their related fair values.

(h)	Account receivable

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

(i)	Accounting for the impairment of long-lived assets

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

During the reporting years, there was no impairment loss.

(j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong. The Company does not maintain any bank accounts in the United States of America.

(k)	Inventories

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was increased by $1,576,923 from $709,374 as of December 31, 2011 to $2,286,297 as of December 31, 2012. Inventory obsolescence reserves totaled $2,286,297 including acquired from subsidiaries $339,078 as of December 31, 2012.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Lease assets

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

(m)	Income taxes

We are governed by the Internal Revenue Code of the United States, the Hong Kong Inland Revenue Department and the PRC’s Income Tax Laws. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income of the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not have any interest or penalty recognized in the income statements for the period ended December 31, 2012 and December 31, 2011 or the balance sheet, as of December 31, 2012 and December 31, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

(n)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company’s operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into United States dollars from HKD with a ratio of USD1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy. For our subsidiaries whose functional currency are the RMB, statement of income, balance sheets and cash flows are translated with a ratio of RMB1.00=HKD1.235 an average exchange rate during the period.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of our revenue transactions are transacted in the functional currencies. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than the HKD, RMB and USD. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

The RMB is not freely convertible into any other currencies. In addition, all foreign exchange transactions in the PRC must be conducted through authorized institutions. Accordingly, management cannot provide any assurance that the RMB underlying the consolidated financial statement amounts could have been, or could be, converted into HKD or USD at the exchange rates used to translate the functional currency into the reporting currency.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Revenue recognition

The Company derives revenues from resale of computer memory products, providing both ODM (Original Design Manufacturing) and OEM (Original Equipment Manufacturing) services for various electronic products, such as computer and peripherals, flash storage devices and home electronic products. The Company recognizes revenue in accordance with the ASC 605 “Revenue Recognition”. Under ASC 605, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

(p)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,250 and $2,803for the years ended December 31, 2012 and 2011, respectively.

(q)	Segment reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

(r)	Fair value of financial instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, lines of credit, convertible debt, accounts payable, accrued expenses, and long-term debt approximates their estimated fair values due to the short-term maturities of those financial instruments.

(s)	Comprehensive income

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

(t)	Basic and diluted earnings (loss) per share

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

(u)	Reclassification

Certain amounts in the prior period have been reclassified to conform to the current consolidated financial statement presentation.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Recently implemented standards

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

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	INVENTORIES

Inventories consisted of the following:

	December 31, 2012	December 31, 2011

Finished goods	$6,902,445	$3,803,641
Less allowance for excess and obsolete inventory	(2,286,297)	(709,374)

Inventory, net	$4,616,148	$3,094,267

The following is a summary of the change in the Company's inventory valuation allowance:

	December 31, 2012	December 31, 2011

Inventory valuation allowance, beginning of the year	$709,374	$513,120
Obsolete inventory sold	0	(78,396)
Additional inventory provision	1,576,923	274,650

Inventory valuation allowance, end of year	$2,286,297	$709,374

NOTE 4	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2012	December 31, 2011

At cost
Land and buildings	$9,375,558	$9,375,558
Automobiles	658,772	741,651
Office equipment	268,863	197,919
Leasehold improvements	543,550	458,121
Furniture and fixtures	57,302	41,591
Machinery	668,185	499,614

	$11,572,230	$11,314,454
Less: accumulated depreciation	(1,986,175)	(1,519,937)

	$9,586,055	$9,794,517

Depreciation and amortization expense included in the general and administrative expenses for the years ended December 31, 2012 and 2011 were $564,117 and $479,002 respectively.

Automobiles include the following amounts under capital leases:

	December 31, 2012	December 31, 2011

Cost	$469,754	$527,390
Less accumulated depreciation	(302,106)	(125,810)

Total	$167,648	$401,580

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	CAPITAL LEASE OBLIGATIONS

The Company leases automobiles under four capital leases that expire between July 2013 and December 2015. Aggregate future obligations under the capital leases in effect as of December 31, 2012 and 2011 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	December 31, 2012	December 31, 2011

Current portion	$96,506	$109,872
Non-current portion	133,428	229,934

	$229,934	$339,806

At December 31, 2012 and 2011, the value of automobiles under capital leases as follows:

	December 31, 2012	December 31, 2011

Cost	$469,754	$527,390
Less: accumulated depreciation	(302,106)	(125,810)

	$167,648	$401,580

At December 31, 2012 and 2011, the Company had obligations under capital leases repayable as follows:

	December 31, 2012	December 31, 2011

Total minimum lease payments
-Within one year	$103,890	$122,930
- After one year but within 5 years	143,430	247,320

	$247,320	$370,250
Interest expenses relating to future periods	(17,386)	(30,444)

Present value of the minimum lease payments	$229,934	$339,806

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of December 31, 2012 and 2011, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $3,658,359 and $5,780,400, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

For the years ended December 31, 2012 and 2011, we recorded compensation to Mr. Yang of $369,231 and $1,492,308 respectively, and paid $369,231 and $1,492,308 respectively to Mr. Yang as compensation for his services.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”). On April 1, 2009, we entered into a lease agreement with Solution pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease is $1,090. We incurred and paid an aggregate rent expense of $0 and $4,359 to Solution during the year ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, we received service charges of $5,769 and $0 respectively from Solution. The service fee was charged for back office support for Solution.

During the years ended December 31, 2012 and 2011, we sold products for $1,000 and $0 respectively, to Solution. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Solution

During the years ended December 31, 2012 and 2011, we purchased inventories of $0 and $49,421 respectively from Solution. As of December 31, 2012 and 2011, there were no outstanding accounts payable to Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest. On September 1, 2010, we entered into a lease agreement with Systematic Information pursuant to which we lease one facility. The lease agreement for this facility expired on April 30, 2011. The monthly lease payment for this lease totals $641. We incurred and paid an aggregate rent expense of $0 and $2,564to Systematic Information during the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, we received service charges of $7,769 and $8,154 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2012 and 2011, we sold products for $17,457and $1,347,148 respectively, to Systematic Information. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”). During the years ended December 31, 2012 and 2011, we sold products for $0 and $3,325 respectively, to Global. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Global.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Transactions with Systematic Semiconductor Limited

Mr. Yang is a director and sole beneficial owner of the equity interests of Systematic Semiconductor Ltd. (“Systematic”). During the years ended December 31, 2012 and 2011, we received a management fee of $7,692 and $7,692 respectively from Systematic. The management fee was charged for back office support for Systematic.

During the years ended December 31, 2012 and 2011, we sold products for $248,373and $0 respectively, to Systematic. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Systematic.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2012 and 2011, we sold products for $21,784 and $361,698 respectively, to Atlantic Storage. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Atlantic Storage.

During the years ended December 31, 2012 and 2011, we purchased inventories of $0 and $101,790 respectively, from Atlantic Storage. As of December 31, 2012 and 2011, there were no outstanding accounts payable to Atlantic Storage.

Transactions with City Royal Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, majority shareholder and a director, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

Transactions with Aristo Components Limited

Mr. Ben Wong appointed as new Chief Executive Officer on February 1, 2013. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2012 and 2011, we received a management fee of $12,308 and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

During the years ended December 31, 2012 and 2011, we sold products for $0 and $1,403,064 respectively, to Aristo Comp. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Aristo Comp.

During the years ended December 31, 2012 and 2011, we purchased inventories of $0 and $39,107 respectively from Aristo Comp. As of December 31, 2012 and 2011, there were no outstanding accounts payable to Aristo Comp.

Transactions with Smart Global Industrial Limited

Mr. Yang is a director and 50% shareholder of Smart Global Industrial Limited (“Smart”). During the years ended December 31, 2012 and 2011, we sold products for $0 and $26,886 respectively to Smart. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Smart.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”). During the years ended December 31, 2012 and 2011, we received a service fee of 9,615 and $0 respectively from Ocean. The service fee was charged for back office support for Ocean. As of December 31, 2012 and 2011, there were no outstanding accounts receivables from Ocean.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the years ended December 30, 2012 and 2011, we received service charges of $84,346 and $0 from ATMD. The service fee was charged for back office support for ATMD.

During the years ended December 31, 2012 and 2011, we sold products for $30,525 and $0 respectively, to ATMD. As of December 31, 2012 and 2011, there was no outstanding accounts receivable from ATMD.

During the years ended December 31, 2012 and 2011, we purchased inventories of $121,711 and $0 from ATMD.

During the years ended December 31, 2012 and 2011, we paid $196,288 and $0 to ATMD as compensation for the services provided by ATMD to the Company regarding the sales of Samsung products during the transition period. As of December 31, 2012 and 2011, there were no outstanding accounts payable to ATMD.

Transactions with Tomen Devices Corporation

On April 1, 2012, the Company has established ATMD, a joint venture with Tomen. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen. During the years ended December 31, 2012 and 2011, we sold products for $32,195 and $297,654 to Tomen. As of December 31, 2012 and 2011, there was no outstanding accounts receivable from Tomen.

During the years ended December 31, 2012 and 2011, we purchased inventories of $107,472,458 and $193,041,193 from Tomen. As of December 31, 2012 and 2011, there was $9,209,313 and $3,980,741 accounts payable to Tomen.

Debt Assignment

On December 27, 2012, Aristo entered into an assignment agreement (the “Assignment Agreement”) with Atlantic and USmart.

Pursuant to the Assignment Agreement, Aristo agreed to assign to Atlantic, for no consideration, all of its rights and interests in certain debts (collectively, the “Debt”) in an amount of US$11,794,871.79 owed to Aristo by USmart (the “Assignment”).

The Company acquired 80% of USmart’s equity interest (the “Interest”) on September 28, 2012. The Debt owed by USmart to Aristo was taken into consideration by the parities in determining the purchase price for the Interest and was expected to be eliminated subsequent to the closing of the Acquisition.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES

The Company has available to it a $6,987,180 revolving line of credit with DBS Bank with an outstanding balance of $6,657,560 at December 31, 2012 and $6,657,242 at December 31, 2011. The line of credit bears interest at the bank’s standard bills rate less 0.75 % to 1% for HKD borrowings and at the bank’s standard bills rate less 0.25% to 0.50% for other currency borrowings as of December 31, 2012. The weighted average interest rate approximated 4.25% for 2012 and 2011.

The Company has available to it a $897,436 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $897,000 at December 31, 2012 and $3,265,000 at December 31, 2011. The line of credit bears interest at the higher of Hong Kong prime rate or HIBOR plus 2% for HKD facilities and LIBOR plus 1.75% for other currency facilities as of December 31, 2012. The weighted average interest rate approximated 5.25% for 2012 and 2011.

The Company has available to it a $769,231 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $764,761 at December 31, 2012 and $765,971 at December 31, 2011. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 2% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2012. The weighted average interest rate approximated 5.5% for 2012 and 2011.

The summary of banking facilities at December 31, 2012 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Import/Export Loan	$8,653,847		$8,319,321	$334,526
Bank Loans	6,099,309	(a)	6,099,309	0
Revolving Short Term Loan	1,538,462	(a)	1,531,637	6,825
Overdraft	474,359	(b)	357,562	116,797

	$16,765,977		$16,307,829	$458,148

(a) The bank loans are combined from the summary of Note 8, total bank loans amount to USD7,630,946 with a revolving short term loan of USD1,531,637. The revolving short term loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD1,538,462, bearing an interest rate of 0.5% below Hong Kong prime rate per annum.
(b) Including in cash and cash equivalents

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOANS

Bank loans were comprised of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Installment loan having a maturity date in July 28, 2014 and carrying an interest rate of 0.25% plus the Hong Kong dollar Prime Rate (5.25% at December 31, 2012 and December 31, 2011) to BEA Bank payable in monthly Installments of $13,996 including interest through December 2012 without any balloon payment requirements	$243,590	$397,436

Installment loan having a maturity date in April 18, 2015 and carrying an Interest rate of 0.25% plus the Hong Kong Prime dollar Rate (5.25% at December 31, 2012 and December 31, 2011) to BEA Bank payable in monthly Installments of $48,415 including interest through December 2012 without any balloon payment requirements	1,196,581	0

Installment loan having a maturity date in April 25, 2015 and carrying an Interest rate of 0.5% plus the Hong Kong Prime dollar Rate (5.25% at December 31, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $60,233 including interest through December 2012 without any balloon payment requirements	1,574,812	0

Installment loan having a maturity date in June 2, 2023 and carrying an Interest rate of 2% per annum over one month HIBOR (0.28% at December 31, 2012 and 0.24% at December 31, 2011) to DBS Bank payable in monthly Installments of $4,074 including interest through December 2012 without any balloon Payment requirements	456,123	494,065

Installment loan having a maturity date in September 15, 2023 and carrying an interest rate of 2.5% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2012 and December 31, 2011) to DBS Bank payable in monthly Installments of $5,240 including interest through December 2012 without any balloon payment requirements	584,573	630,640

Installment loan having a maturity date in June 2, 2026 and carrying an Interest rate of 2% per annum over one month HIBOR (0.28% at December 31, 2012 and 0.24% at December 31, 2011) to DBS Bank payable in monthly Installments of $5,050 including interest through December 2012 without any balloon Payment requirements	703,598	747,497

Installment loan having a maturity date in July 21, 2026 and carrying an interest rate of 2.4% below the Hong Kong dollar Prime Rate (5.25% at December 31, 2012 and December 31, 2011) to DBS Bank payable in monthly installments of $9,925 including interest through December 2012 without any balloon payment requirements	1,340,032	1,419,602

	$6,099,309	$3,689,240

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOANS

An analysis on the repayment of bank loan as of December 31, 2012 and December 31, 2011 are as follow:

	December 31, 2012	December 31, 2011

Carrying amount that are repayable on demand or within twelve months from December 31, 2012 containing a repayable on demand clause:
Within twelve months	$1,529,282	$361,734

Carrying amount that are not repayable within twelve months from December 31, 2012 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$2,142,751	$676,286
After 2 years, but within 5 years	467,232	455,607
After 5 years	1,960,044	2,195,613

	$4,570,027	$3,327,506

	$6,099,309	$3,689,240

With respect to all of the above referenced debt and credit arrangements in Note 7 and Note 8, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a fixed cash deposit of $840,897 (HKD6,559,000);
(b)	a security interest on two residential properties located in Hong Kong owned by Atlantic, an indirect wholly owned subsidiary of ACL;
(c)	a workshop located in Hong Kong owned by Atlantic, an indirect wholly owned subsidiary of ACL;
(d)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(e)	a workshop located in Hong Kong owned by Solution, a related party;
(f)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and

(g)     an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

NOTE 9.	OTHER CURRENT LIABILITES

The other current liabilities as of December 31, 2012 were $12,386,002. It consisted $1,531,637 of revolving short term loan and $10,854,365 of trade deposit from customers. The trade deposit from customers is letter of credits received from our customers which were financed by the bank. The trades have been fully settled on or before February 13, 2013.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES

Income tax expense amounted to $32,950 for 2012 and $197,422 for 2011 (an effective rate of -0.02% for 2012 and -15.4% for 2011). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2012	December 31, 2011

Computed tax at federal statutory rate	$0	$0
Tax rate differential on foreign earnings of Atlantic and Aristo, Hong Kong based companies	(353,440)	34,682
Unrecognized timing difference	0	0
Tax under provision for Atlantic	32,950	43,576
Net operating loss carry forward	353,440	119,164

	$32,950	$197,422

The income tax provision consists of the following components:

	December 31, 2012	December 31, 2011

Federal	$0	$0
Foreign	32,950	197,442

	$32,950	$197,442

The Components of the deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011

Net operating losses	$1,837,120	$1,483,680

Total deferred tax assets	$1,837,120	$1,483,680
Less: valuation allowance	(1,837,120)	(1,483,680)

	$0	$0

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2012 and 2011 or balance sheet as of December 31, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011, and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, and 2012/13 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	CASH FLOW INFORMATION

(a)	Cash paid during the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011

Interest paid	$1,011,080	$555,306

Income taxes (reversal) paid	$(2,870)	$451,906

Non-Cash Activities:
Capital lease obligations incurred when capital leases were entered for new automobiles	$0	$399,345

(b)     Net cash inflow on acquisition of subsidiaries as of December 31, 2012 and December 31, 2011 are as follow:

	December 31, 2012	December 31, 2011

Cash consideration paid up to December 31, 2012	$2,150,000	$0
Cash and cash equivalents acquired	(157,259)	0

Net cash inflow in respect of acquisition of subsidiaries	$1,992,741	$0

NOTE 12.	WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2012 and 2011 since there were no outstanding options at December 31, 2012 and 2011.

NOTE 13.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company had a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. The Company’s Samsung business was formerly handle through its indirect wholly owned subsidiary, Atlantic. After April 1, 2012, Atlantic integrates its business relating to purchasing semiconductors and electronic parts from Samsung to the new joint venture, ATMD. ATMD has signed a new non-exclusive Distributorship Agreement with Samsung. The non-exclusive Distributorship Agreement between Atlantic and Samsung was expired in June 30, 2012.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 8 of the Notes to Consolidated Financial Statements for Mr. Yang’s support on the Company’s banking facilities.

NOTE 14.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $29,552 for 2012 and $34,906 for 2011.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2012:

	Related parties	Others	Total

Year ending December 31,
2013	$0	$346,949	$346,949
2014	0	282,533	282,533
Thereafter	0	490,171	490,171

Total	$0	$1,119,653	$1,119,653

See Note 6 of the Notes to Consolidated Financial Statements for related party leases. All leases expire prior to December 31, 2018. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2012. Rent expense for the years ended December 31, 2012 and 2011 totaled $299,807 and $241,699, respectively.

NOTE 16.	STOCK DIVIDEND

On May 28, 2012, the Company paid a special dividend of the common stock to its shareholders. 5,805,059 shares of common stock were issued and an additional $7.47 was paid to shareholders for fractional shares.

NOTE 17.	INVESTMENTS IN A JOINTLY-CONTROLLED ENTITY

In March 2012, the Company and Tomen Devices Corporation established ATMD (Hong Kong) Limited, a joint venture operating in Hong Kong. Under the terms of the agreement, ACL’s contribution comprised cash of $3 million.

Particulars of the jointly-controlled entity are as follows:

		Percentage of
Name	Place of registration	Ownership interest	Voting power	Profit sharing	Principal activity

ATMD (Hong Kong) Limited	Hong Kong	30%	30%	30%	Trading

All shareholding in the above entity are in ordinary shares or the equivalent and are stated to the nearest percentage point.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	INVESTMENTS IN A JOINTLY-CONTROLLED ENTITY (CONTINUED)

The following table illustrates the summarized financial information of the Company’s jointly-controlled entity:

	December 31, 2012	December 31, 2011

Share of jointly-controlled entity's assets and liabilities:
Current assets	$23,490,550	$0
Non-current assets	69,921	0
Current liabilities	(20,742,164)	0

	$2,818,307	$0

Share of jointly-controlled entity's results:
Net sales	$48,674,460	$0
Gross profit	698,848	0
Net loss	$(181,693)	$0

NOTE 18.	ACQUISITION

On September 28, 2012, the Company completed its acquisition of 100% equity interest of Jussey Investments Limited (“Jussey”), a company incorporated in British Virgin Islands, for aggregate purchase consideration of approximately US$2,150,000, payable by way of cash or equivalent in favor to the seller within 5 business days after the completion of the acquisition. Jussey owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited (“USmart”), a Hong Kong incorporated company. Jussey indirectly owns 80% of Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC by USmart.

Through the acquisition, the Company has diversified its product portfolio, enhanced its distributor role to a Research and Develop (“R&D”) manufacturer with its own products and brands, entered the telecommunication industry, gained access to the 3G baseband licenses, and design and manufacturing matrix and facility.

The Company accounted for this acquisition of Jussey and its subsidiaries by acquisition method of accounting. The balance sheet items were stated at fair value. The fair value was accounted upon the issuance of fair value report from an independent valuator engaged for this acquisition.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	ACQUISITION (CONTINUED)

The purchase price was allocated as follows:

Purchase Consideration:
Acquisition obligation payable to sellers	$2,150,000
Direct costs relating to acquiree	20,000
Less: cash acquired	(157,259)

Net purchase consideration	$2,012,741

Assets Acquired

Net tangible assets acquired:
Fixed assets	$355,481
Inventories	654,757
Trade receivables, deposits, prepayment and other receivables	717,369
Restricted cash	132,706
Trade payables, other creditors and accruals	(13,328,971)
Non-controlled interest	2,140,276

Net tangible assets acquired	$(9,328,382)

Purchase consideration in excess of net tangible assets	$11,341,123

Allocated to:
Trademark	$53,955
License contracts	11,287,168

$11,341,123

The purchase price allocation was computed based on the fair value report from the independent valuator.

Jussey’s results of operations are consolidated with the Company effective October 1, 2012.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	INTANGIBLE ASSETS

The intangible assets are summarized in the following table which provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	December 31, 2012	December 31, 2011
Gross carrying amount:
Trademark	24 months	$53,955	$0
License contracts	24 months	11,287,168	0

		11,341,123	0
Less : Accumulated amortization
Trademark		$0	$0
License contracts		0	0

Intangible assets, net		$11,341,123	$0

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Consolidated Statements of Income and comprehensive Income and was $0 and $0 for the years ended December 31, 2012 and 2011, respectively.

Amortization expense for trademark in the coming 24 months period, commence on July 2013 and thereafter is as follows:

2013	$13,488
2014	26,978
2015	13,489

Total	$53,955

Amortization expenses for license contracts will be provided according to the production and shipment schedules; commence on July 2013, fully provided on June 2015.

NOTE 20.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2013 through April 15, 2013, the date these financial statements are issued. The Company has determined that there were no material subsequent events.

NOTE 21.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from available sources.

For the year ended December 31, 2012, the Company has generated revenue of $161,385,167 and has incurred an accumulated deficit $3,539,251. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

ACL SEMICONDUCTORS INC. AND SUBSIDIARIES

SCHEDULE II

JUSSEY INVESTMENTS LIMITED AND SUBSIDIARIES

The following audited financial statements are filed as part of this annual report:

Page

Schedule II – Jussey Investments Limited and subsidiaries:
Condensed Consolidated Balance Sheets	S-2
Condensed Consolidated Statements of Income and Comprehensive Loss	S-3
Condensed Consolidated Statements of Cash Flows	S-4

S-1

JUSSEY INVESTMENTS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2012

(Stated in US Dollars)

As of September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$212,158
Accounts receivable, net	514,649
Deposits, prepayment and other receivables	207,223
Inventories, net	660,043

Total current assets	$1,594,073

Long-term assets:
Property, plant and equipment, net	1,126,251

TOTAL ASSETS	$2,720,324

LIABILITIES
Current liabilities:
Accounts payable	$131,183
Accrued liabilities and other payable	815,004
Customers deposits	239,352
Finance leases	328,775
Amount due to a related party	12,435,890

Total current liabilities	$13,950,204

TOTAL LIABILITIES	$13,950,204

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; 1 share issued and outstanding as of September 30, 2012	$1
Accumulated deficit	(9,048,538)
Non-controlling interest	(2,181,343)

TOTAL STOCKHOLDERS’ EQUITY	$(11,229,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,720,324

S-2

JUSSEY INVESTMENTS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE PERIOD FROM APRIL 1 TO SEPTEMBER 30, 2012

(Stated in US Dollars)

From the period of April 1, 2012 to September 30, 2012

Net sales	$2,014,148
Costs of sales	2,102,086

Gross profit (loss)	$(87,938)

Selling, general and administrative expenses	1,149,626

Income (loss) from operations	$(1,237,564)

Other expenses (income)
Interest income	(25)
Other income	(5,620)

Income (loss) before income taxes	$(1,231,919)

Income tax provision	7,099

Net income (loss)	$(1,239,018)

Non-controlling interest	$(247,804)

S-3

JUSSEY INVESTMENTS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 1 TO SEPTEMBER 30, 2012

(Stated in US Dollars)

For the period from April 1, 2012 to September 30, 2012

Cash flows provided by (used for) operating activities :
Net (loss) income	$(1,239,018)
Depreciation	387,082
Common stock recapitalization	(25,642)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Accounts receivable, net	343,611
Deposits, prepayment and other receivable	(203,741)
Inventory	(184,992)
Account payables	(11,964,514)
Amount due to related party	12,435,890
Accrued liabilities and other payable	870,643

Net cash provided by (used for) operating activities	$419,319

Cash flows provided by (used for) investing activities:
Disposal of financial instrument	$(3,799)
Acquisition of plant and equipment	(367,776)

Net cash provided by (used for) investing activities	$(371,575)

Cash flows provided by (used for) financing activities:
Bank overdraft	(69,976)

Net cash provided by (used for) financing activities	$(69,976)

Net increase (decrease) in cash and cash equivalents	$(22,232)

Cash and cash equivalents – beginning of year	234,390

Cash and cash equivalents – end of year	$212,158

Supplementary disclosure of cash flow information:
Interest received	$25

S-4

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

S-5