Form 10-K/A
period 2012-12-31
ACL SEMICONDUCTORS INC
filed 2013-04-19
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) FORM 10-K/A

Amendment No. 1

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
Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2013, is being filed to amend and restate its Index to Exhibits and XBRL (eXtensible Business Reporting Language) interactive data files in order to correct certain typographical errors included in the Original Filing.

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

Other than as described above, this Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACL SEMICONDUCTORS INC.

By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Dated: April 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben Wong	Chief Executive Officer and Director	April 19, 2013
Ben Wong	(Principal Executive Officer)

/s/ Kun Lin Lee	Chief Financial Officer	April 19, 2013
Kun Lin Lee	(Principal Financial and Accounting
Officer)

/s/ Kenneth Lap Yin Chan	Chief Operating Officer	April 19, 2013
Kenneth Lap Yin Chan	and Director

/s/ Chung-Lun Yang	Chairman of the Board of Directors	April 19, 2013
Chung-Lun Yang

/s/ Man Sing Lai	Director	April 19, 2013
Man Sing Lai

/s/ Ho Man Yeung	Director	April 19, 2013
Ho Man Yeung

/s/ Wing Sun Leung	Director	April 19, 2013
Wing Sun Leung

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
(1)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of incorporation of the Company, together with all amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement.

4.1(a)	Form of specimen certificate for common stock of the Company.

10.1	Research Service Agreement, dated May 1, 2011, by and between eVision Telecom Limited and Guangzhou Yixiang Computer Technology Limited.

10.1	Shareholders Agreement, dated as of March 9, 2012 between Tomen Devices Corporation and ACL International Holdings Limited, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012 filed with the Securities and Exchange Commission on May 15, 2012.

10.2	Agreement of Sale and Purchase between ACL International Holdings Limited and Zhiming Li, dated September 28, 2012 incorporated by reference to exhibit 2.1 to the form 8-K filed with the Securities and Exchange Commission on September 28, 2012.

10.3	Amended and Restated Finder and Consulting Agreement between the Company and Farburn Holdings Limited, dated October 15, 2012 incorporated by reference to exhibit 10.1 to the form 8-K filed with the Securities and Exchange Commission on October 22, 2012.

10.4	Assignment Agreement, dated December 27, 2012, by and among Aristo Technologies Limited, Atlantic Components Limited, and USmart Electronic Products Limited, incorporated by reference to exhibit 10.1 to the form 8-K filed with the Securities and Exchange Commission on December 27, 2012.

21.1	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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