Form 10-Q
period 2013-03-31
USmart Mobile Device Inc.
filed 2013-05-14
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

USmart Mobile Device Inc.

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

The Registrant had 39,474,495 shares of common stock outstanding as of May 14, 2013.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2013 (Unaudited)	As of December 31, 2012 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$(67,885)	$639,462
Restricted cash		840,897	838,413
Accounts receivable, net of allowance for doubtful accounts of $98,061 for 2013 and 2012		986,370	1,227,703
Inventories, net	3	4,263,279	4,616,148
Other current assets		809,005	776,868

Total current assets		$6,831,666	$8,098,594

Long-term assets:
Property, plant and equipment, net	4	8,807,542	9,586,055
Investments in a jointly-controlled entity	13	3,136,795	2,818,307
Intangible assets	15	11,341,123	11,341,123
Other deposits		151,362	165,325
Amounts due from Aristo / Mr. Yang	7	3,877,173	3,658,359

TOTAL ASSETS		$34,145,661	$35,667,763

LIABILITIES
Current liabilities
Accounts payable		$160,427	$358,006
Amount due to related companies		8,709,313	9,209,313
Accruals		351,551	375,513
Lines of credit and loan facilities	8	6,395,985	8,319,321
Bank loans	9	5,720,451	6,099,309
Current portion of capital lease	5	92,981	96,506
Income tax payable		(177,291)	(177,291)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities	10	13,023,284	12,386,002

Total current liabilities		$34,389,086	$36,779,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2013 (Unaudited)	As of December 31, 2012 (Audited)

Long-term liabilities
Capital lease, less current portion	5	$112,972	133,428
Deferred tax liabilities		74,289	74,289

Total long-term liabilities		187,261	207,717

TOTAL LIABILITIES		$34,576,347	36,986,781

NET ASSETS (LIABILITIES)		$(430,686)	(1,319,018)

Commitments and contingencies		$0	$0

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012		$0	$0
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,474,495 and 39,474,495 shares issued and outstanding as of March 31, 2013 and December 31, 2012		39,475	39,475
Additional paid in capital		4,321,333	4,321,333
Exchange reserve		2,072	2,072
Retained earnings (deficits)		(2,557,089)	(3,539,251)

		1,805,791	823,629
Non-controlling interest		(2,236,477)	(2,142,647)

TOTAL STOCKHOLDERS’ EQUITY		$(430,686)	$(1,319,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended March 31, 2013 (Unaudited)	Three months ended March 31, 2012 (Unaudited)

Net sales		$14,460,228	$42,413,020
Costs of sales		14,558,743	42,048,249

Gross profit (loss)		$(98,515)	$364,771

Operating expenses
Selling and distribution costs		32,661	12,883
General and administrative expenses		1,086,856	1,182,119

Income (loss) from operations		$(1,218,032)	$(830,231)

Other expenses (income)
Rental income		(44,038)	(45,192)
Interest expenses		221,469	133,226
Management and service income		(42,332)	(23,193)
Interest income		(530)	(827)
Loss (profit) on disposals of fixed assets		(1,872,724)	(256)
Exchange differences		2,841	12,550
Miscellaneous		(52,562)	(40,871)
Share result of a jointly-controlled entity	13	(318,488)	0

Income (loss) before income taxes		$888,332	$(865,668)

Income taxes provision (reversal)		0	0

Net income (loss)		$888,332	$(865,668)

Attributable to:
Non-controlling interest		(93,830)	0
Shareholders of the Company		982,162	(865,668)

		$888,332	$(865,668)

Earnings (loss) per share – basic and diluted		$0.02	$(0.03)

Weighted average number of shares – basic and diluted	12	39,474,495	29,025,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of March 31, 2013 (Unaudited)	As of March 31, 2012 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$982,162	$(865,668)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		0	51,539
Depreciation and amortization		119,846	120,995
Change in inventory reserve		(48,055)	0
Loss (gain) on disposal of fixed assets		(1,872,724)	(256)
Loss (gain) on investment in a jointly-controlled entity		(318,488)	0
Loss (gain) share by non-controlled party		(93,830)	0

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other		241,333	12,437,839
Inventories		400,924	23,388
Other current assets		(32,137)	(175,507)
Other assets		13,963	(57,583)

Increase (decrease) in liabilities
Accounts payable		(197,579)	(8,731,014)
Accounts payable – related parties		(500,000)	0
Accrued expenses		(23,962)	(74,036)
Income tax payable		0	(118,638)
Other current liabilities		637,282	(44)

Total adjustments		$(1,673,427)	$3,476,683

Net cash provided by (used for) operating activities		$(691,265)	$2,611,015

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$0	$2,243,891
Advanced to Aristo / Mr. Yang		(218,814)	(2,116,593)
Decrease (increase) of restricted cash		(2,484)
Cash proceeds from sales of fixed assets		2,531,391	256
Purchase of fixed assets		0	(128)

Net cash provided by (used for) investing activities		$2,310,093	$127,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Notes	As of March 31, 2013 (Unaudited)	As of March 31, 2012 (Unaudited)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable		$(1,923,336)	$(2,453,245)
Principal payments to bank		(378,858)	(250,185)
Principal payments under capital lease obligation		(23,981)	(26,925)

Net cash provided by (used for) financing activities		$(2,326,175)	$(2,730,355)

Net increase (decrease) in cash and cash equivalents		$(704,863)	$8,086

Cash and cash equivalents–beginning of year		639,462	672,819

Cash and cash equivalents–end of year		$(67,885)	$680,905

Supplementary disclosure of cash flow information:
Interest paid		$221,469	$133,226

Income tax paid (reversal)		$0	$118,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Principal Activities

USmart Mobile Device Inc. (“USmart”) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and previously known as ACL Semiconductors Inc. The Company acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgin Islands (“Jussey”) (please refer to Note 14 for more information on the acquisition).

The Company is currently engaged in the production, manufacturing and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”) through its operating subsidiaries and VIE:

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

(iv)	USmart Electronic Products Limited (“UEP”), a Hong Kong incorporated company which was acquired through an acquisition of its holding company, Jussey; and

(v)	Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC which is acquired through an acquisition of its ultimate holding company, Jussey.

The Company owns 100% equity interest of ACL International Holdings Limited, a Hong Kong incorporated company, which owns:

(i)	100% equity interest of Atlantic (restructured on December 17, 2010); and

(ii)	30% equity interest of ATMD, a joint venture with Tomen Devices Corporation (“Tomen”); and

(iii)	100% equity interest of Jussey Investments Limited, a company incorporated in British Virgin Islands (acquired by ACL Holdings on September 28, 2012) which owns:

a.	100% equity interest in eVision; and

b.	80% equity interest in UEP, which owns 100% equity interest in Kezheng.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Principal Activities (Continued)

On March 23, 2010, USmart concluded that Aristo, a related company solely owned by Mr. Yang is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with USmart beginning fiscal year 2007 under the guidance applicable to variable interest entities.

Business Activity

USmart was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash memory components for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its indirectly wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Atlantic integrated around 90% of its business relating to procurement of semiconductors and electronic parts from Samsung to ATMD. Subsequent to the start of the operations of ATMD, the Company’s sales, the cost of sales and operating expenses are expected to evolve in accordance with the transition of the Company’s business as described above. Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2013. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	100	$0.13
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited (1)	Hong Kong	100	$384,615
Aristo Technologies Limited (2)	Hong Kong	100	$1,282
Dongguan Kezheng Electronics Limited (3) (5)	PRC	80	$580,499
eVision Telecom Limited (4) (5)	Hong Kong	100	$25,641
Jussey Investments Limited (1) (5)	BVI	100	$1
USmart Electronic Products Limited (4) (5)	Hong Kong	80	$1.28
Note:	(1) Wholly owned subsidiary of ACL International Holdings Limited

(2) Deemed variable interest entity

(3) Wholly owned subsidiary of USmart Electronic Products Limited

(4) Wholly or partially owned by Jussey Investments Limited

(5) These subsidiaries are not consolidated to the Company’s consolidated financial statements as of March 31, 2012

Variable Interest Entities

According to ASC 810-10-25 which codified FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R), an entity that has one or more of the three characteristics set forth therein is considered a variable interest entity. One of such characteristics is that the equity investment at risk in the relevant entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(b)	Principles of consolidation (Continued)

Owing to the extent of outstanding large amounts of accounts receivable since 2007 together with the nominal amount of paid-up capital contributed by Mr. Yang when Aristo was formed, it has been determined that Aristo cannot finance its operations without subordinated financial support from USmart and accordingly, USmart is considered to be the de facto principal of Aristo, Aristo is considered to be the de facto subsidiary of the Company, and Mr. Yang is considered to be a related party of both the Company and Aristo.

By virtue of the above analysis, it has been determined that the Company is the primary beneficiary of Aristo.

Aristo Technologies Limited

The Company used to sell Samsung memory chips to Aristo and allowed long grace periods for Aristo to repay the open accounts receivable. After the establishment of ATMD, the Company will sell different brands of memory products to Aristo. Being the biggest creditor, the Company did not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company did not experience any bad debt from Aristo. Hence, the Company did not provide any bad debt provision derived from Aristo. Although, the Company was not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo.

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

The Company sold to Aristo in order to fulfill Aristo’s periodic need for memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. The sales to Aristo during the first quarter of 2013 were $0 with accounts receivable of $5,313,933 as of March 31, 2013. For fiscal year 2012, sales to Aristo were $106,031 with account receivable of $5,323,933 as of December 31, 2012. For fiscal year 2011, sales to Aristo were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011.

The Company purchases from Aristo, from time to time, LCD panels, Samsung memory chips, DRAM, Flash memory, central processing units, external hard disks, DVD readers and writers that the Company cannot obtain from Samsung directly due to supply limitations.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

The license contracts and trademarks are measured based on the future economic benefits arising from the mobile business acquired from Jussey. The license contracts and trademarks are individually identified and separately recognized by using income approach. They represent the economic benefits derived from the mobile phone production contracts obtained at the time of the acquisition.

The Company will capture the finite life of these intangible assets. Amortization will be provided to license contracts based on the percentage of the completion of these contracts (measured by production and shipment schedules) and their respective economic benefits. The Company will provide 24 equally monthly amortizations to trademark commencing July 2013 till to June 2015.

Estimates of the useful lives and residual values of intangible assets are reviewed periodically and adjusted if appropriate.

Basically, the estimated useful lives of the intangible assets are as follows:

License contracts	24 months
Trademarks	24 months

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(i)	Accounting for impairment of long-lived assets

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $48,055 from during the first three months of 2013 compare to December 31, 2012 and was no change for the same period of March 31, 2012 compare to December 31, 2011. Inventory obsolescence reserves totaled $2,238,242 as of March 31, 2013 and $2,286,297 as of December 31, 2012.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(m)	Income taxes (Continued)

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2013 and March 31, 2012 or the balance sheet, as of March 31, 2013 and December 31, 2012. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $86 and $683 as of March 31, 2013 and 2012, respectively.

(q)	Segment reporting

The Company’s sales are generated from Hong Kong and the rest of China and substantially all of its assets are located in Hong Kong.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

(u)	Reclassification

Certain amounts in the prior period have been reclassified to conform to the current consolidated financial statement presentation.

(v)	Recently implemented standards

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(v)	Recently implemented standards (Continued)

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 2.	Summary of Significant Accounting Policies (Continued)

(v)	Recently implemented standards (Continued)

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

Note 3.	Inventories

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Finished goods	$6,501,521	$6,902,445
Less allowance for excess and obsolete inventory	(2,238,242)	(2,286,297)

Inventory, net	$4,263,279	$4,616,148

The following is a summary of the change in the Company’s inventory valuation allowance:

	March 31, 2013	December 31, 2012

Inventory valuation allowance, beginning of the period	$2,286,297	$709,374
Obsolete inventory sold	(48,055)	0
Additional inventory provision	0	1,576,923

Inventory valuation allowance, end of period	$2,238,242	$2,286,297

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

At cost
Land and buildings	$8,574,682	$9,375,558
Automobiles	658,772	658,772
Office equipment	268,863	268,863
Leasehold improvements	543,550	543,550
Furniture and fixtures	57,302	57,302
Machinery	668,185	668,185

	$10,771,354	$11,572,230
Less: accumulated depreciation	(1,963,812)	(1,986,175)

	$8,807,542	$9,586,055

Depreciation and amortization expense totaled $119,846 and $120,995 for the three months ended March 31, 2013 and 2012, respectively.

Automobiles include the following amounts under capital leases:

	March 31, 2013	December 31, 2012

Cost	$469,754	$469,754
Less accumulated depreciation	(325,146)	(302,106)

Total	$144,608	$167,648

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligations

The Company leases automobiles under four capital leases that expire between July 2013 and December 2015.  Aggregate future obligations under the capital leases in effect as of March 31, 2013 and December 31, 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	March 31, 2013	December 31, 2012

Current portion	$92,981	$96,506
Non-current portion	112,972	133,428

	$205,953	$229,934

At March 31, 2013 and December 31, 2012, the value of automobiles under capital leases as follows:

	March 31, 2013	December 31, 2012

Cost	$469,754	$469,754
Less: accumulated depreciation	(325,146)	(302,106)

	$144,608	$167,648

At March 31, 2013 and December 31, 2012, the Company had obligations under capital leases repayable as follows:

	March 31, 2013	December 31, 2012

Total minimum lease payments
- Within one year	$99,512	$103,890
- After one year but within 5 years	121,447	143,430

	$220,959	$247,320
Interest expenses relating to future periods	(15,006)	(17,386)

Present value of the minimum lease payments	$205,953	$229,934

Interest expense related to capital leases totaled $2,380 and $3,571 for the three months ended March 31, 2013 and 2012, respectively.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

As of March 31, 2013, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of March 31, 2013 and December 31, 2012, we had an outstanding receivable from Aristo / Mr. Yang, the Chairman of our Board of Directors, totaling $3,877,173 and $3,658,359, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the three months ended March 31, 2013 and 2012, we received service fee of $3,846 and $0 respectively, from Solution. The service fee was charged for back office support for Solution.

During the three months ended March 31, 2013 and 2012, we sold products of $15,833 and $698 respectively, to Solution. As of March 31, 2013 and December 31, 2012, there were no outstanding accounts receivables from Solution.

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest.

During the three months ended March 31, 2013 and 2012, we received service fee of $1,846 and $2,038 respectively, from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the three months ended March 31, 2013 and 2012, we sold products for $327,115 and $0 respectively, to Systematic Information. As of March 31, 2013 and December 31, 2012, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party.

During the three months ended March 31, 2013 and 2012, we sold products for $0 and $20,553 respectively, to Atlantic Storage. As of March 31, 2013 and December 31, 2012, there were no outstanding accounts receivables from Atlantic Storage.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with City Royal Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the wife of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

Transactions with Aristo Components Limited

Mr. Ben Wong appointed as new Chief Executive Officer on February 1, 2013. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party.

During the three months ended March 31, 2013 and 2012, we received a service fee of $3,077 and $0 respectively, from Aristo Comp. The service fee was charged for back office support for Aristo Comp.

During the three months ended March 31, 2013 and 2012, we purchased inventories of $0 and $39,107 respectively, from Aristo Comp. As of March 31, 2013 and December 31, 2012, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”).

During the three months ended March 31, 2013 and 2012, we sold products for $7,070 and $0 respectively, to Ocean. As of March 31, 2013 and December 31, 2012, there were no outstanding accounts receivables from Ocean.

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, the remaining 70% interest is owned by Tomen.

During the three months ended March 31, 2013 and 2012, we received service fee of $24,781 and $0 respectively, from ATMD. The service fee was charged for back office support for ATMD.

Transactions with Tomen Devices Corporation

On April 1, 2012, Tomen became a related party to the Company due to the establishment of ATMD, a joint venture with Tomen.

During the three months ended March 31, 2013 and 2012, we sold products for $0 and $28,240 respectively, to Tomen. As of March 31, 2013 and December 31, 2012, there were no outstanding accounts receivables from Tomen.

During the three months ended March 31, 2013 and 2012, we purchased inventories of $0 and $19,597,982 respectively, from Tomen. As of March 31, 2013 and December 31, 2012, there were $8,709,313 and $9,209,313 accounts payable respectively to Tomen.

During the three months ended March 31, 2013 and 2012, we paid $49,729 and $0 respectively, to Tomen as for interest on the accounts payable balance.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at March 31, 2013 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Import/Export Loan	$8,653,847		$6,395,985	$2,257,862

Bank Loans	5,720,451	(a)	5,720,451	0
Revolving Short Term Loan	1,538,462	(a)	1,528,620	9,842
Overdraft	474,359	(b)	327,252	147,107

	$16,387,119		$13,972,308	$2,414,811

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to $7,249,071 with a revolving short term loan of $1,528,620. The revolving short term loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of $1,538,462, bearing an interest rate of 0.5% below Hong Kong prime rate per annum.

(b) Including in cash and cash equivalents

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loans

Bank loans were comprised of the following as March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of March 31, 2013 and December 31, 2012 +0.25%, payable in monthly installments of $13,819 including interest through March 2013 without any balloon payment requirements	$205,128	$243,590

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of March 31, 2013 and December 31, 2012 +0.25%, payable in monthly installments of $47,828 including interest through March 2013 without any balloon payment requirements	1,068,376	1,196,581

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of March 31, 2013 and December 31, 2012 +0.5%, payable in monthly installments of $60,233 including interest through March 2013 without any balloon payment requirements	1,415,718	1,574,812

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.23% as of March 31, 2013 and 0.28% as of December 31, 2012 +2%, payable in monthly installments of $4,064 including interest through March 2013 without any balloon payment requirements	446,439	456,123

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of March 31, 2013 and December 31, 2012 -2.5%, payable in monthly installments of $5,240 including interest through March 2013 without any balloon payment requirements	572,792	584,573

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at 0.23% as of March 31, 2013 and 0.28% as of December 31, 2012 +2%, payable in monthly installments of $5,033 including interest through March 2013 without any balloon payment requirements	692,370	703,598

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of March 31, 2013 and December 31, 2012 -2.4%, payable in monthly installments of $9,925 including interest through March 2013 without any balloon payment requirements	1,319,628	1,340,032

	$5,720,451	$6,099,309

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.	Bank Loans (Continued)

An analysis on the repayment of bank loan as of March 31, 2013 and December 31, 2012 are as follow:

	March 31, 2013	December 31, 2012

Carrying amount that are repayable on demand or within twelve months from March 31, 2013 containing a repayable on demand clause:
Within twelve months	$1,539,802	$1,529,282

Carrying amount that are not repayable within twelve months from March 31, 2013 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$1,810,458	$2,142,751
After 2 years, but within 5 years	470,277	467,232
After 5 years	1,899,914	1,960,044

	$4,180,649	$4,570,027

	$5,720,451	$6,099,309

With respect to all of the above referenced debt and credit arrangements referred in Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a fixed cash deposit of $840,897 (HKD6,559,000);
(b)	a security interest on two residential properties located in Hong Kong owned by Atlantic, an indirect wholly owned subsidiary of USmart;
(c)	a workshop located in Hong Kong owned by Atlantic, an indirect wholly owned subsidiary of USmart
(d)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(e)	a workshop located in Hong Kong owned by Solution, a related party;
(f)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(g)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

Note 10.	Other Current Liabilities

The other current liabilities consisted the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Revolving short term loan	$1,528,620	$1,531,637
Trade deposit from customers	10,159,540	9,896,635
Others	1,335,124	957,730

	$13,023,284	$12,386,002

The trade deposit from customers is deposit received from customers for future orders.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$(67,885)	$0	$0	$(67,885)
Restricted cash	840,897	0	0	840,897

Total assets	$773,012	$0	$0	$773,012

Note 12.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended March 31, 2013 and March 31, 2012 since there were no outstanding options at March 31, 2013 and March 31, 2012 (please refer to Note 6 for more information on the 2006 Equity Incentive Stock Plan).

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 13.	Investments in a jointly-controlled entity

In March 2012, the Company and Tomen Devices Corporation established ATMD (Hong Kong) Limited, a joint venture operating in Hong Kong. USmart’s contribution comprised cash of $3 million and own 30% equity interest of ATMD.

Particulars of the jointly-controlled entity are as follows:

		Percentage of
Name	Place of registration	Ownership interest	Voting power	Profit sharing	Principal activity

ATMD (Hong Kong) Limited	Hong Kong	30%	30%	30%	Trading

All shareholding in the above entity are in ordinary shares or the equivalent and are stated to the nearest percentage point.

The following table illustrates the summarized financial information of the Company’s jointly-controlled entity:

	March 31, 2013	December 31, 2012

Share of jointly-controlled entity's assets and liabilities:
Current assets	$28,179,625	$23,490,550
Non-current assets	68,554	69,921
Current liabilities	(25,107,894)	(20,742,164)
Non-current liabilities	(3,490)	0

	$3,136,795	$2,818,307

Share of jointly-controlled entity's results:
Net sales	$31,338,207	$48,674,460
Gross profit	733,977	698,848
Net profit (loss)	$318,488	$(181,693)

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 14.	Acquisition

On September 28, 2012, the Company completed its acquisition of 100% equity interest of Jussey Investments Limited (“Jussey”), a company incorporated in British Virgin Islands, for aggregate purchase consideration of approximately US$2,150,000, payable by way of cash or equivalent in favor to the seller within 5 business days after the completion of the acquisition. Jussey owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited (“UEP”), a Hong Kong incorporated company. Jussey indirectly owns 80% of Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC by UEP.

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

$11,341,123

The purchase price allocation was computed based on fair value report from the independent valuator.

Jussey’s results of operations are consolidated with the Company effective October 1, 2012.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 15.	Intangible Assets

The intangible assets are summarized in the following table which provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	March 31, 2013	December 31, 2012

Gross carrying amount:
Trademark	24 months	$53,955	$53,955
License contracts	24 months	11,287,168	11,287,168

		11,341,123	11,341,123
Less : Accumulated amortization
Trademark		$0	$0
License contracts		0	0

		0	0

Intangible assets, net		$11,341,123	$11,341,123

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Condensed Consolidated Statements of Income (Unaudited) and was $0 and $0 for the three months ended March 31, 2013 and March 31, 2012 respectively.

Amortization expense for trademark in the coming 24 months period, commence on July 2013 and thereafter is as follows:

2013	$13,488
2014	26,978
2015	13,489

Total	$53,955

Amortization expenses for license contracts will be provided according to the production and shipment schedules; commence on July 2013, fully provided on June 2015.

Note 16.	Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2013 through May 14, 2013, the date these financial statements were issued. The Company has determined that there were no material subsequent events.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2012, (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

The Company has been primarily engaged in the business of distribution of memory products directly purchased from Samsung Electronics Hong Kong Co., Ltd. which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash memory components for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (“PRC” or the “China”) markets (“Samsung Business”). After April 1, 2012, the Samsung Business was transferred to ATMD, a joint venture with Tomen. The establishment of ATMD is expected to solidify our position as a leading total memory solution provider and marks a key strategic milestone for the company as it broadens its product range to become a one-stop distributor of electronic components. ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Through the acquisition of Jussey on September 28, 2012, we have diversified our product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses acquired by Jussey’s subsidiaries.

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, is wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic, 30% equity interest of ATMD, the joint venture with Tomen, and 100% equity interest of Jussey.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Aristo Technologies Limited

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities. Atlantic used to sell Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. After the establishment of ATMD, the Company will sell different brands of memory products to Aristo. Being the Company’s biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not experience any bad debt from Aristo. Hence, the Company does not provide any bad debt provision derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo. Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo carries various brands of products, such as Hynix, Micron, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo also provides value-added services to its products and resells it to its customers. Aristo’s 2012 and 2011 sales were around $2 million and $14 million; it was a distributor that accommodated special requirements for specific customers.

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

The Company indirectly owns 30% equity interest of ATMD. Mr. Chung-Lun Yang, the Company’s Chairman was appointed the Chief Executive Officer of ATMD. Atlantic integrated its Samsung Business to ATMD. Subsequent to the start of the operations of ATMD, the relationships between sales, the Company’s cost of sales and operating expenses are expected to evolve in accordance with the transition of the Company’s business as described above.

Jussey Investments Limited

Jussey, a holding company incorporated in British Virgin Islands, which is wholly owned by the Company, owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited, a Hong Kong incorporated company, which owns 100% equity interest of Dongguan Kezheng Electronics Limited, a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC (USmart Electronic Products Limited and Dongguan Kezheng Electronics Limited are together referring as “UEP” hereafter). Hence, Jussey indirectly owns 80% of Kezheng.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

USmart Electronic Products Limited & Dongguan Kezheng Electronics Limited

UEP was founded in 2006 and it conducts its business through either itself or Kezheng, which has a factory located in Dongguan, PRC. UEP provides Research and Development (“R&D”) and both ODM (Original Design Manufacturing) and OEM (Original Equipment Manufacturing) services for the three “C” products – Computers, Communications and Consumer electronics devices, such as tablets, portable media players, digital photo frames, and smartphones. UEP has its own R&D and production teams. With the support from eVision, the business of which is described below, UEP is capable of providing its customers with total solutions from design to manufacturing. UEP holds its own brands – USmart and VSmart, which can be used on a broad spectrum of products including memory storage devices, visual and audio products such as digital flat screen television, DAB (Digital Audio Broadcasting) radios, digital photo frames, and other home electronic products. In 2010, UEP began its business development in the telecommunication industry, and successfully obtained the W-CDMA (Wideband Code Division Multiple Access is one of the third-generation (“3G”) wireless standards) license from Intel Mobile Communications GmbH., which offers cellular platforms for global phone makers. W-CDMA baseband is adapted by China Unicom, one of the three major telecommunication carriers in the PRC.

eVision Telecom Limited

Founded in 2011, eVision is a Hong Kong based solution house that specializes in CDMA2000 (also known as Evolution-Data Optimized or “EV-DO”) platform. CDMA2000 is one of the 3G wireless standards. This standard was adapted by China Telecom, one of the three major telecommunication carriers in China. The principal function of eVision is to provide CDMA2000 solutions to UEP. In May 2011, eVision entered into an exclusive R&D servicing agreement (the “Servicing Agreement”) with an independent third party in the PRC (the “R&D House”), a solution house that works closely with South China University of Technology and has a R&D team consisting of members with advanced academic qualifications. On behalf of eVision, the R&D House holds a CDMA2000 software license granted by VIA Telecom Co. Ltd. According to the Servicing Agreement, the R&D House provides R&D services relating to CDMA2000 technology exclusively to eVision, and eVision holds the sole and exclusive right, title and interest to and in the aforementioned license and any R&D results/products obtained or developed by the R&D House during the term of the Servicing Agreement. eVision will also hold all the intellectual property rights that are obtained or developed by the R&D House in the course of such research.

As of March 31, 2013, USmart had approximately 50 customers in Hong Kong and Southern China.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Corporate Structure

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Financial Highlights

Subsequent to the start of the operations of ATMD, around 90% of the sales were transferred to ATMD. The Company’s sales, cost of sales and operating expenses had changed as expected in accordance with the transition of the Company’s Samsung Business. For the three months ended March 31, 2013, our major sales came from selling memory products. With the acquisition of Jussey on September 28, 2012, we foresee that our primary business will shift to selling smartphone products.

•	Net sales for the three months ended March 31, 2013 (“first quarter of 2013”) decreased 65.9% to $14.5 million compared to the same period in 2012 (“first quarter of 2012”).
o	0.3% of net sales were derived from the acquired company, Jussey and its subsidiaries for the first quarter of 2013.
o	Over 97% of net sales were derived from Atlantic for the first quarter of 2013. With the completion of the transfer of Atlantic’s Samsung distributor business to ATMD by December 31, 2012, the Company faced a significant decrease in the net sales.

•	The Company’s gross profit for the first quarter of 2013 decreased 127.0% to a gross loss of $0.1 million compared to the first quarter of 2012.
o	Jussey has recorded a gross loss of $0.17 million for the first quarter of 2013.

•	Net income for the first quarter of 2013 increased $1.8 million to $0.9 million compared to the net loss of 0.9 million for the first quarter of 2012.
o	Operating expenses for the first quarter of 2013 decreased 6.3% to $1.1 million compared to the first quarter of 2012.
o	Other income for the first quarter of 2013 increased $2.1 million to $2.1 million compared to the other expenses of $0.04 million for the first quarter of 2012. This increase consists of $1.9 million of profit on disposals of fixed assets.

Although the global economic condition continues to be weak and volatile, there are signs of market recovery for DRAM starting in the second quarter of 2013, according to Digitimes, a channel that provides daily coverage of IT companies and news from China and other regions. The mobile devices, such as smartphones and tablets, will drive the DRAM and NAND Flash demands in 2013, according to Digitimes Research. The Company believes the increasing demand of mobile devices will drive the revenue growth in 2013.

Results of Operations

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Net sales	$14,460,228	$42,413,020
Cost of sales	14,558,743	42,048,249

Gross profit	(98,515)	364,771

Operating expenses
Sales and marketing expenses	32,661	12,883
General and administrative expenses	1,086,856	1,182,119

Profit (loss) from operations	(1,218,032)	(830,231)

Other (income) expenses	(2,106,364)	35,437

(Loss) Income before income taxes provision	888,332	(865,668)

Income taxes provision	0	0

Net income (loss)	$888,332	$(865,668)

Earnings (loss) per share – basic and diluted	$0.02	$(0.03)

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Unaudited Comparisons for Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. As the weak and volatile global economic conditions continue, demands for electronic products and components remains weak as of March 31, 2013. Subsequent to the start of the operations of ATMD, around 90% of the sales were transferred to ATMD. These major factors contributed to the significant reduction in the Company’s net sales, down 65.9% to $14,460,228 for the first quarter of 2013 from $42,413,020 for the first quarter of 2012.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 100.7% for the first quarter of 2013 and approximately 99.1% for the first quarter of 2012. Cost of sales decreased by $27,489,506 or 65.4%, to $14,558,743 for the first quarter of 2013 from $42,048,249 for the first quarter of 2012. This decrease was mainly due to a decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the first quarter of 2013 was recorded as a gross loss of $98,515, representing a decrease of $463,286 or 127.0% over a gross profit of $364,771 in the same period of 2012. This result is a consequence of the reduction in sales volume as well as a gross loss of $173,331from Jussey due to an increase in cost of sales from improving the production line for the first quarter of 2013.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses increased by $19,778, or 153.5%, to $32,661 for the first quarter of 2013 from $12,883 for the first quarter of 2012. Such increase was directly attributable to the inclusion of sales and marketing expenses from Jussey.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $95,263 or 8.1%, to $1,086,856 for the first quarter of 2013 from $1,182,119 for the first quarter of 2012. The decrease was principally attributable to a decrease in directors’ remuneration and staff salaries and allowances.

Income (Loss) from Operations

Loss from operations was $1,218,032 for the first quarter of 2013 compared to loss of $830,231 for the first quarter of 2012, an increase of $387,801 or 46.7%. This increase in loss from operations was mainly due to a decrease in gross profit.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company has recorded other income of $2,106,364 for the first quarter of 2013, an increase of $2,141,801 from other expenses of $35,437 for the first quarter of 2012. This increase in other income was mainly due to a net income from disposing of fixed assets of $1,872,724.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings. Interest expense increased $88,243 or 66.2%, to $221,469 for the first quarter of 2013 from $133,226 for the first quarter of 2012. This change was mainly due to increased interest paid to Tomen for interest on payable balance on account during the first quarter of 2013.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net income $888,332 for the first quarter of 2013, increase of $1,754,000 or 202.6%, from a net loss of $865,668 for the first quarter of 2012. Excluding the abnormal profit of $1,872,724 from disposals of a fixed asset, the Company would have a net loss of $984,392. This result was due to the reflection of current global economic conditions and increase sales and marketing expenses generated by Jussey. On average, the Company sold its products at a reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the deteriorated market conditions, and it caused a decrease in our gross profit and net income.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, bank lines of credit and credit terms from suppliers. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

As of March 31, 2013, we had revolving lines of credit and loan facilities in the aggregate amount of $16,387,119 of which $2,414,811 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2013, including the amounts of facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledges of assets.

Our ability to draw down under our various credit and loan facilities is, in each case, subject to the prior consent of the relevant lending institution to make advances at the time of the requested advance and each facility (other than with respect to certain long term mortgage loans) is payable within 90 days of drawdown. Accordingly, on a case by case basis, we may elect to terminate or not renew several of our credit facilities if significant reduction in our available short term borrowings that we do not deem it is commercially reasonable. The Company is seeking to raise $30 million funding in order to pursue certain business expansion. We currently have no commitment for this.

As of March 31, 2013, the Company has total current assets of $6,831,666 and current liabilities of $34,389,086. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

Net Cash Provided by (Used for) Operating Activities

In the three months ended March 31, 2013, net cash used for operating activities was $691,265 while for the three months ended March 31, 2012, net cash provided by operating activities was $2,611,015, an increase in net cash used for operating activities of $3,302,280. This increase was primarily due to decrease in accounts payable - related parties net of the decrease in accounts receivable, inventories and increase in other current liabilities as of March 31, 2013.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Net Cash Provided by (Used for) Investing Activities

For the three months ended March 31, 2013, net cash provided by investing activities was $2,310,093 while for the three months ended March 31, 2012 was $127,426, an increase of the amount of $2,182,667. This increase was primarily due to the increase in cash proceeds from sales of fixed assets and decrease in amounts due from Aristo / Mr. Yang as of March 31, 2013.

Net Cash Provided by (Used for) Financing Activities

In the three months ended March 31, 2013, net cash used for financing activities was $2,326,175 while for the three months ended March 31, 2012 was $2,730,355, a decrease of the amount of $404,180. This decrease was due to the decrease in the use of bank lines of credit and notes payable usage of March 31, 2013.

New Accounting Pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2013, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item6.	Exhibits

Exhibits:

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 101.INS	XBRL Instance Document.

** 101.SCH	XBRL Taxonomy Extension Schema Document.

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMART MOBILE DEVICE INC.

Date: May 14, 2013	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Kun Lin Lee
Kun Lin Lee
Chief Financial Officer

