Form 10-Q
period 2013-06-30
USmart Mobile Device Inc.
filed 2013-08-15
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☑

The Registrant had 39,684,495 shares of common stock outstanding as of August 15, 2013.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item	1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of June 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$906,134	$639,462
Restricted cash		841,539	838,413
Accounts receivable, net of allowance for doubtful accounts of $98,061 for 2013 and 2012		1,187,930	1,227,703
Amount due from related companies		550,131	0
Inventories, net	3	1,551,225	4,616,148
Other current assets		782,264	776,868

Total current assets		$5,819,223	$8,098,594

Long-term assets:
Property, plant and equipment, net	4	8,735,495	9,586,055
Investments in a jointly-controlled entity	13	3,388,364	2,818,307
Intangible assets	15	11,341,123	11,341,123
Other deposits		151,696	165,325
Amounts due from Aristo / Mr. Yang	7	3,133,128	3,658,359

TOTAL ASSETS		$32,569,029	$35,667,763

LIABILITIES
Current liabilities
Accounts payable		$641,594	$358,006
Amount due to related companies		7,194,556	9,209,313
Accruals		367,283	375,513
Lines of credit and loan facilities	8	5,955,899	8,319,321
Bank loans	9	5,339,751	6,099,309
Current portion of capital lease	5	87,790	96,506
Income tax payable		(177,291)	(177,291)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities	10	13,962,668	12,386,002

Total current liabilities		$33,484,635	$36,779,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of June 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)

Long-term liabilities
Capital lease, less current portion	5	$92,387	133,428
Deferred tax liabilities		74,289	74,289

Total long-term liabilities		166,676	207,717

TOTAL LIABILITIES		$33,651,311	36,986,781

NET ASSETS (LIABILITIES)		$(1,082,282)	(1,319,018)

Commitments and contingencies		$0	$0

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012		$0	$0
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,474,495 and 39,474,495 shares issued and outstanding as of June 30, 2013 and December 31, 2012		39,475	39,475
Additional paid in capital		4,321,333	4,321,333
Exchange reserve		(1,419)	2,072
Retained earnings (deficits)		(3,161,515)	(3,539,251)

		1,197,874	823,629
Non-controlling interest		(2,280,156)	(2,142,647)

TOTAL STOCKHOLDERS’ EQUITY		$(1,082,282)	$(1,319,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

		Three months ended		Six months ended
	Notes	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)

Net sales		$25,007,918	$31,365,881	$39,468,146	$73,778,901
Costs of sales		24,828,545	30,976,050	39,387,288	73,024,299

Gross profit (loss)		$179,373	$389,831	$80,858	$754,602

Operating expenses
Selling and distribution costs		37,058	154,757	69,719	167,640
General and administrative expenses		986,758	957,057	2,073,614	2,139,177

Income (loss) from operations		$(844,443)	$(721,983)	$(2,062,475)	$(1,552,215)

Other expenses (income)
Rental income		(44,721)	(45,192)	(88,759)	(90,385)
Interest expenses		204,035	301,533	425,505	434,760
Management and service income		(42,332)	(59,680)	(84,668)	(82,873)
Interest income		(538)	(766)	(1,067)	(1,593)
Loss (profit) on disposals of fixed assets		0	0	(1,872,724)	(256)
Exchange differences		(6,537)	(17,310)	(3,696)	(4,760)
Miscellaneous		(54,674)	(36,221)	(107,236)	(77,092)
Share result of a jointly-controlled entity	13	(251,569)	255,356	(570,057)	255,356

Income (loss) before income taxes		$(648,107)	$(1,119,703)	$240,227	$(1,985,372)

Income taxes provision (reversal)		0	0	0	0

Net income (loss)		$(648,107)	$(1,119,703)	$240,227	$(1,985,372)

Dividend paid		0	7	0	7

		$(648,107)	$(1,119,710)	$240,227	$(1,985,379)

Attributable to:
Non-controlling interest		(43,679)	0	(137,509)	0
Shareholders of the Company		(604,428)	(1,119,710)	377,736	(1,985,372)

		$(648,107)	$(1,119,710)	$240,227	$(1,985,372)

Earnings (loss) per share – basic and diluted		$(0.02)	$(0.04)	$0.01	$(0.07)

Weighted average number of shares – basic and diluted	12	39,474,495	30,109,898	39,474,495	30,109,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of June 30, 2013 (Unaudited)	As of June 30, 2012 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$377,736	$(1,985,372)

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization		191,893	242,147
Change in inventory reserve		(177,286)	0
Loss (gain) on disposal of fixed assets		(1,872,724)	(256)
Loss (gain) on investment in a jointly-controlled entity		(570,057)	255,356
Dividend paid		0	(7)
Loss share by non-controlled party		(137,509)	0
Change in exchange reserve		(3,491)	0

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other		39,773	13,474,388
Accounts receivable - related parties		(550,131)	0
Inventories		3,242,209	(64,943)
Other current assets		(5,396)	(136,891)
Other assets		13,629	(57,583)

Increase (decrease) in liabilities
Accounts payable - other		283,588	(23,699,614)
Accounts payable - related parties		(2,014,757)	7,257,702
Accrued expenses		(8,230)	(157,087)
Income tax payable		0	(118,638)
Other current liabilities		1,576,666	7,306,522

Total adjustments		$8,177	$4,301,096

Net cash provided by (used for) operating activities		$385,913	$2,315,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of June 30, 2013 (Unaudited)	As of June 30, 2012 (Unaudited)

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$525,231	$3,235,208
Advanced to Aristo / Mr. Yang		0	(2,558,238)
Investment in a jointly-controlled entity		0	(2,859,923)
Decrease (increase) of restricted cash		(3,126)	0
Cash proceeds from sales of fixed assets		2,531,391	256
Purchase of fixed assets		0	(174)

Net cash provided by (used for) investing activities		$3,053,496	$(2,182,871)

Cash flows provided by (used for) financing activities:
Net repayments on lines of credit and notes payable		$(2,363,422)	$(4,012,978)
Principal payments to bank		(759,558)	(367,062)
Borrowings from bank		0	3,525,641
Principal payments under capital lease obligation		(49,757)	(54,588)

Net cash provided by (used for) financing activities		$(3,172,737)	$(908,987)

Net increase (decrease) in cash and cash equivalents		$266,672	$(776,134)

Cash and cash equivalents–beginning of year		639,462	672,819

Cash and cash equivalents–end of period		$906,134	$(103,315)

Supplementary disclosure of cash flow information:
Interest paid		$425,505	$434,760

Income tax paid (reversal)		$0	$118,638

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

The Company owns 100% equity interest of ACL International Holdings Limited, a Hong Kong incorporated company, which owns:

(i)	100% equity interest of Atlantic (restructured on December 17, 2010); and

(ii)	30% equity interest of ATMD, a joint venture with Tomen Devices Corporation (“Tomen”) and IBCom Electronics (HK) Limited (“IBCom”); and

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

Business Activity

USmart was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash memory components for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its indirectly wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”) and IBCom Electronics (HK) Limited (“IBCom”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Atlantic integrated around 90% of its business relating to procurement of semiconductors and electronic parts from Samsung to ATMD. Subsequent to the start of the operations of ATMD, the Company’s sales, the cost of sales and operating expenses are expected to evolve in accordance with the transition of the Company’s business as described above. Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2013. The following table depicts the identity of each subsidiary:

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

Note: (1) Wholly owned subsidiary of ACL International Holdings Limited

(2) Deemed variable interest entity

(3) Wholly owned subsidiary of USmart Electronic Products Limited

(4) Wholly or partially owned by Jussey Investments Limited

(5) These subsidiaries are not consolidated to the Company’s consolidated financial statements as of June 30, 2012

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo 2012 and 2011 sales were around $2 million and $14 million; it was a small distributor that accommodated special requirements for specific customers.

Aristo supplies different generations of computer related products. Old generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old products carrying on hand for ten years will have no resell value. Therefore, inventories on hand over ten years will be written-off by Aristo immediately.

The Company sold to Aristo in order to fulfill Aristo’s periodic need for memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the second quarter of 2013 were $353,675 with accounts receivable of $5,232,639 as of June 30, 2013. The sales to Aristo during the second quarter of 2012 were $3,155 with accounts receivable of $17,653,134 as of June 30, 2012. For fiscal year 2012, sales to Aristo were $106,031 with account receivable of $5,323,933 as of December 31, 2012.

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

(h)	Accounts receivable

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $177,286 during the first six months of 2013 compare to December 31, 2012 and no change for the same period of June 30, 2012 compare to December 31, 2011. Inventory obsolescence reserves totaled $2,109,011 as of June 30, 2013 and $2,286,297 as of December 31, 2012.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended June 30, 2013 and June 30, 2012 or balance sheet as of June 30, 2013 and December 31, 2012. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12 and 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

(n)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company’s operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into United States dollars from HKD with a ratio of USD1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy. For our subsidiaries whose functional currency are the RMB, statement of income, balance sheets and cash flows are translated with a ratio of RMB1.00=HKD1.236 an average exchange rate during the period.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $570 and $1,079 as of June 30, 2013 and 2012, respectively.

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

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

•	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

•	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

•	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3. Inventories

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Finished goods	$3,660,236	$6,902,445
Less allowance for excess and obsolete inventory	(2,109,011)	(2,286,297)

Inventory, net	$1,551,225	$4,616,148

The following is a summary of the change in the Company’s inventory valuation allowance:

	June 30, 2013	December 31, 2012

Inventory valuation allowance, beginning of the period	$2,286,297	$709,374
Obsolete inventory sold	(177,286)	0
Additional inventory provision	0	1,576,923

Inventory valuation allowance, end of period	$2,109,011	$2,286,297

Note 4. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

At cost
Land and buildings	$8,574,682	$9,375,558
Automobiles	658,772	658,772
Office equipment	268,863	268,863
Leasehold improvements	543,550	543,550
Furniture and fixtures	57,302	57,302
Machinery	668,185	668,185

	$10,771,354	$11,572,230
Less: accumulated depreciation	(2,035,859)	(1,986,175)

	$8,735,495	$9,586,055

Depreciation and amortization expense totaled $72,047 and $121,151 for the three months ended June 30, 2013 and 2012, respectively, and $191,893 and $242,146 for the six months ended June 30, 2013 and 2012, respectively.

Automobiles include the following amounts under capital leases:

	June 30, 2013	December 31, 2012

Cost	$469,754	$469,754
Less accumulated depreciation	(348,184)	(302,106)

Total	$121,570	$167,648

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5. Capital Lease Obligations

The Company leases automobiles under four capital leases that expire between July 2013 and December 2015. Aggregate future obligations under the capital leases in effect as of June 30, 2013 and December 31, 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	June 30, 2013	December 31, 2012

Current portion	$87,790	$96,506
Non-current portion	92,387	133,428

	$180,177	$229,934

At June 30, 2013 and December 31, 2012, the values of automobiles under capital leases are as follows:

	June 30, 2013	December 31, 2012

Cost	$469,754	$469,754
Less: accumulated depreciation	(348,184)	(302,106)

	$121,570	$167,648

At June 30, 2013 and December 31, 2012, the Company had obligations under capital leases repayable as follows:

	June 30, 2013	December 31, 2012

Total minimum lease payments
- Within one year	$94,958	$103,890
- After one year but within 5 years	97,976	143,430

	$192,934	$247,320
Interest expenses relating to future periods	(12,757)	(17,386)

Present value of the minimum lease payments	$180,177	$229,934

Interest expense related to capital leases totaled $2,249, $3,448, $4,629 and $7,019 for the three months ended June 30, 2013 and 2012, and for six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

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

As of June 30, 2013 and December 31, 2012, we had an outstanding receivable from Aristo / Mr. Yang, the Chairman of our Board of Directors, totaling $3,133,128 and $3,658,359 respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we received service fees of $3,846, $3,846, $7,692 and $13,462 respectively from Solution. The service fees were charged for back office support for Solution.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products of $12,681, $302, $28,514 and $1,000 respectively to Solution. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Solution.

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

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we received service fees of $1,231, $2,038, $3,077 and $4,076 respectively from Systematic Information. The service fees were charged for back office support for Systematic Information.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products of $352,901, $0, $680,016 and $0 respectively to Systematic Information. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products for $0, $0, $0 and $20,553 respectively to Atlantic Storage. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Atlantic Storage.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Related Party Transactions (Continued)

Transactions with City Royal Limited

Mr. Yang, the Company’s Chairman of the Board of Directors, is a 50% shareholder of City Royal Limited (“City”). The remaining 50% of City is owned by the spouse of Mr. Yang. A residential property located in Hong Kong owned by City was used by the Company as collateral for loans from DBS Bank.

Transactions with Aristo Components Limited

Mr. Ben Wong, the Company’s Chief Executive Officer, is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we received service fees of $3,077, $0, $6,154 and $0 respectively from Aristo Comp. The service fees were charged for back office support for Aristo Comp.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we purchased inventories of $0, $0, $0 and $39,107 respectively from Aristo Comp. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”).

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products for $0, $0, $7,070 and $0 respectively to Ocean. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Ocean.

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, and Tomen holds 68% interest of ATMD. The remaining 2% interest is owned by IBCom.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we received service fees of $29,022, $30,719, $53,803 and $30,719 respectively from ATMD. The service fees were charged for back office support for ATMD.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products for $0, $30,525, $0 and $30,525 respectively to ATMD. As of June 30, 2013 and December 31, 2012, there was no outstanding accounts receivable from ATMD.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we purchased inventories of $0, $116,846, $0 and $116,846 respectively from ATMD.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we paid $0, $140,077, $0 and $140,077 respectively to ATMD as compensation for the services provided by ATMD to the Company regarding the sales of Samsung products during the transition period. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts payable to ATMD.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Related Party Transactions (Continued)

Transactions with Tomen Devices Corporation

On April 1, 2012, the Company established ATMD, a joint venture with Tomen and IBCom. The Company holds a 30% interest of ATMD, and Tomen holds 68% interest of ATMD. The remaining 2% interest is owned by IBCom.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products for $0, $3,955, $0 and $32,195 respectively to Tomen. As of June 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Tomen.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we purchased inventories of $0, $21,815,438, $0 and $21,815,438 respectively from Tomen. As of June 30, 2013 and December 31, 2012, there were $7,194,556 and $9,209,313 accounts payables to Tomen.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we paid $68,782, $0, $118,511 and $0 respectively to Tomen as for interest on the accounts payable balance.

Transactions with IBCom Electronics (HK) Limited

On April 1, 2012, the Company established ATMD, a joint venture with Tomen and IBCom. The Company holds a 30% interest of ATMD, and Tomen holds 68% interest of ATMD. The remaining 2% interest is owned by IBCom.

During the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012, we sold products for $0, $250,880, $0 and $251,680 respectively to IBCom. As of June 30, 2013 and December 31, 2012, there were $550,131 and $634,862 accounts receivables from IBCom.

Note 8. Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at June 30, 2013 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Import/Export Loan	$6,410,257		$5,955,899	$454,358

Bank Loans	5,339,751	(a)	5,339,751	0
Revolving Short Term Loan	1,538,462	(a)	1,528,403	10,059
Overdraft	474,359	(b)	371,757	102,602

	$13,762,829		$13,195,810	$567,019

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to $6,868,154 with a revolving short term loan of $1,528,403. The revolving short term loan is recorded under Other Current Liabilities on the balance sheet. It has a facility limit of $1,538,462, bearing an interest rate of 0.5% below Hong Kong prime rate per annum.

(b) Including cash and cash equivalents

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9. Bank Loans

Bank loans were comprised of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of June 30, 2013 and December 31, 2012 +0.25%, payable in monthly installments of $13,643 including interest through June 2013 without any balloon payment requirements	$166,667	$243,590

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of June 30, 2013 and December 31, 2012 +0.25%, payable in monthly installments of $47,240 including interest through June 2013 without any balloon payment requirements	940,171	1,196,581

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of June 30, 2013 and December 31, 2012 +0.5%, payable in monthly installments of $60,233 including interest through June 2013 without any balloon payment requirements	1,254,761	1,574,812

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.22% as of June 30, 2013 and 0.28% as of December 31, 2012 +2%, payable in monthly installments of $4,059 including interest through June 2013 without any balloon payment requirements	436,729	456,123

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of June 30, 2013 and December 31, 2012 -2.5%, payable in monthly installments of $5,240 including interest through June 2013 without any balloon payment requirements	561,015	584,573

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at 0.22% as of June 30, 2013 and 0.28% as of December 31, 2012 +2%, payable in monthly installments of $5,027 including interest through June 2013 without any balloon payment requirements	681,124	703,598

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of June 30, 2013 and December 31, 2012 -2.4%, payable in monthly installments of $9,925 including interest through June 2013 without any balloon payment requirements	1,299,284	1,340,032

	$5,339,751	$6,099,309

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9. Bank Loans (Continued)

An analysis on the repayment of bank loan as of June 30, 2013 and December 31, 2012 are as follow:

	June 30, 2013	December 31, 2012

Carrying amount that are repayable on demand or within twelve months from June 30, 2013 containing a repayable on demand clause:
Within twelve months	$1,550,827	$1,529,282

Carrying amount that are not repayable within twelve months from June 30, 2013 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$1,476,233	$2,142,751
After 2 years, but within 5 years	473,343	467,232
After 5 years	1,839,348	1,960,044

	$3,788,924	$4,570,027

	$5,339,751	$6,099,309

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank and BEA Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a fixed cash deposit of $841,539 (HKD6,564,000);
(b)	a security interest on two residential properties located in Hong Kong owned by Atlantic, an indirect wholly owned subsidiary of USmart;
(c)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(d)	a workshop located in Hong Kong owned by Solution, a related party;
(e)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(f)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

Note 10. Other Current Liabilities

The other current liabilities consisted the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Revolving short term loan	$1,528,403	$1,531,637
Trade deposit from customers	11,727,789	9,896,635
Others	706,476	957,730

	$13,962,668	$12,386,002

The trade deposit from customers consists of letter of credits received from our customers which were financed by the bank.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$906,134	$0	$0	$906,134
Restricted cash	841,539	0	0	841,539

Total assets	$1,747,673	$0	$0	$1,747,673

Note 12. Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended June 30, 2013 and 2012 since there were no outstanding options at June 30, 2013 and 2012.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 13. Investments in a jointly-controlled entity

In March 2012, the Company and Tomen Devices Corporation established ATMD (Hong Kong) Limited, a joint venture operating in Hong Kong. USmart’s contribution comprised cash of $3 million and own 30% equity interest of ATMD. Tomen introduced IBCom to ATMD and sold 2% ATMD’s equity interest to IBCom, and continued to hold a 68% equity interest of ATMD.

Particulars of the jointly-controlled entity are as follows:

		Percentage of
Name	Place of registration	Ownership interest	Voting power	Profit sharing	Principal activity

ATMD (Hong Kong) Limited	Hong Kong	30%	30%	30%	Trading

All shareholding in the above entity are in ordinary shares or the equivalent and are stated to the nearest percentage point.

The following table illustrates the summarized financial information of the Company’s jointly-controlled entity:

	June 30, 2013	December 31, 2012

Share of jointly-controlled entity's assets and liabilities:
Current assets	$34,724,407	$23,490,550
Non-current assets	115,655	69,921
Current liabilities	(31,448,208)	(20,742,164)
Non-current liabilities	(3,490)	0

	$3,388,364	$2,818,307

Share of jointly-controlled entity's results:
Net sales	$123,288,952	$48,674,460
Gross profit	2,156,596	698,848
Net profit (loss)	$570,057	$(181,693)

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 15. Intangible Assets

The intangible assets are summarized in the following table which provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	June 30, 2013	December 31, 2012

Gross carrying amount:
Trademark	24 months	$53,955	$53,955
License contracts	24 months	11,287,168	11,287,168

		11,341,123	11,341,123
Less : Accumulated amortization
Trademark		$0	$0
License contracts		0	0

		0	0

Intangible assets, net		$11,341,123	$11,341,123

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Condensed Consolidated Statements of Income (Unaudited) and was $0, $0, $0 and $0 for the three and six months ended June 30, 2013 and June 30, 2012 respectively.

Amortization expense for trademark in the coming 24 months period, commence on July 2013 and thereafter is as follows:

2013	$13,488
2014	26,978
2015	13,489

Total	$53,955

Amortization expenses for license contracts will be provided according to the production and shipment schedules; commence on July 2013, fully provided on June 2015.

Note 16. Subsequent Events

In preparing these financial statements, the management of Company has evaluated the events and transactions that occurred from July 1, 2013 through August 14, 2013, the date these financial statements were issued. The Company has determined that there were no material subsequent events.

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

Company Overview and Background

The Company has been primarily engaged in the business of distribution of memory products directly purchased from Samsung Electronics Hong Kong Co., Ltd. which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash memory components for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (“PRC” or the “China”) markets (“Samsung Business”). After April 1, 2012, the Samsung Business was transferred to ATMD, a joint venture with Tomen and IBCom. The establishment of ATMD is expected to solidify our position as a leading total memory solution provider and marks a key strategic milestone for the company as it broadens its product range to become a one-stop distributor of electronic components. ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Through the acquisition of Jussey on September 28, 2012, we have diversified our product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses acquired by Jussey’s subsidiaries.

As of June 30, 2013, USmart had more than 30 customers in Hong Kong and Southern China.

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, is wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic, 30% equity interest of ATMD, the joint venture with Tomen and IBCom, and 100% equity interest of Jussey.

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

ATMD (Hong Kong) Limited

ATMD, our 30% owned joint venture company incorporated in Hong Kong, integrated both Atlantic and Tomen’s Samsung business in Hong Kong and PRC regions. Tomen owns 68% equity interest of ATMD, and IBCom owns 2%. On April 1, 2012, ATMD entered into a distribution agreement with Samsung Electronics Hong Kong Co., Ltd. and began to sell and distribute Samsung’s products to the Greater China market, as consented to and approved by Samsung. ATMD is authorized to distribute the same product types originally authorized to Atlantic – DRAMs, including Computing DRAMs, Consumer DRAMs and Graphics DRAMs, NAND Flashs, and LCD panels. Apart from the original authorized distribution of products distributed by Atlantic, ATMD is also authorized to distribute Applicable System LSI and Applicable System LCD products including, but not limited to wifi modules, camera modules, and smartphone panels which is used in the rapidly growing segments such as smartphones, netbooks, tablets, personal navigation devices, digital TV, Set Top Box, and wireless handheld PDAs.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

USmart Electronic Products Limited & Dongguan Kezheng Electronics Limited

UEP was founded in 2006 and it conducts its business through either itself or Kezheng, which has a factory located in Dongguan, PRC. UEP provides Research and Development (“R&D”) and both ODM (Original Design Manufacturing) and OEM (Original Equipment Manufacturing) services for the three “C” products – Computers, Communications and Consumer electronics devices, such as tablets, portable media players, digital photo frames, and smartphones. UEP has its own R&D and production teams. With the support from eVision, the business of which is described below, UEP is capable of providing its customers with total solutions from design to manufacturing. UEP holds its own brands – USmart and VSmart, which can be used on a broad spectrum of products including memory storage devices, visual and audio products such as digital flat screen television, DAB (Digital Audio Broadcasting) radios, digital photo frames, and other home electronic products. In 2010, UEP began its business development in the telecommunication industry, and successfully obtained the W-CDMA (Wideband Code Division Multiple Access is one of the third-generation (“3G”) wireless standards) license from Intel Mobile Communications GmbH., which offers cellular platforms for global phone makers. W-CDMA baseband is adopted by China Unicom, one of the three major telecommunication carriers in the PRC.

eVision Telecom Limited

Founded in 2011, eVision is a Hong Kong based solution house that specializes in CDMA2000 (also known as Evolution-Data Optimized or “EV-DO”) platform. CDMA2000 is one of the 3G wireless standards. This standard was adopted by China Telecom, one of the three major telecommunication carriers in China. The principal function of eVision is to provide CDMA2000 solutions to UEP. In May 2011, eVision entered into an exclusive R&D servicing agreement (the “Servicing Agreement”) with an independent third party in the PRC (the “R&D House”), a solution house that works closely with South China University of Technology and has a R&D team consisting of members with advanced academic qualifications. On behalf of eVision, the R&D House holds a CDMA2000 software license granted by VIA Telecom Co. Ltd. According to the Servicing Agreement, the R&D House provides R&D services relating to CDMA2000 technology exclusively to eVision, and eVision holds the sole and exclusive right, title and interest to and in the aforementioned license and any R&D results/products obtained or developed by the R&D House during the term of the Servicing Agreement. eVision will also hold all the intellectual property rights that are obtained or developed by the R&D House in the course of such research.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Corporate Structure

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Financial Highlights

Subsequent to the start of the operations of ATMD, around 90% of the sales were transferred to ATMD. The Company’s sales, cost of sales and operating expenses had changed as expected in accordance with the transition of the Company’s Samsung Business. For the three months ended June 30, 2013, our major sales came from selling memory products. With the acquisition of Jussey on September 28, 2012, we foresee that our primary business will shift to selling smartphone products.

•	Net sales for the three months ended June 30, 2013 (“second quarter of 2013”) decreased 20.3% to $25.0 million compared to the same period in 2012 (“second quarter of 2012”).
o	2.9% of net sales were derived from the acquired company, Jussey and its subsidiaries for the second quarter of 2013.
o	Over 97% of net sales for the second quarter of 2013 were derived from Atlantic. With the completion of the transfer of Atlantic’s Samsung distributor business to ATMD by December 31, 2012, net sales of the Company faced a significant decrease in the net sales.

•	The Company’s gross profit for the second quarter of 2013 decreased 54.0% to a gross profit of $0.2 million compared to the second quarter of 2012.
o	Jussey recorded a gross profit of $0.07 million for the second quarter of 2013.

•	Net loss for the second quarter of 2013 decreased $0.5 million to $0.6 million compared to the net loss of 1.1 million for the second quarter of 2012.
o	Operating expenses for the second quarter of 2013 decreased 7.9% to $1.0 million compared to the second quarter of 2012.
o	Other income for the second quarter of 2013 increased $0.6 million to $0.2 million compared to the other expenses of $0.4 million for the second quarter of 2012. This increase consisted of $0.3 million of profit on share result of ATMD.

Although the global economic condition continues to be weak and volatile, the Company believes that the DRAM market is slowly recovering. The mobile devices, such as smartphones and tablets, will drive the DRAM and NAND Flash demands in 2013. The NAND flash memory market, which has seen rises in average selling prices and value in the first half of 2013, could be about to turn down, due to increase in inventory and caution about demand in the second half, according to DRAMexchange, a research division of TrendForce. The Company believes the third quarter revenue may slightly increase due to back-to-school demand and new smartphones and tablets that are set to hit the shelves later in the third quarter of 2013.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$25,007,918	$31,365,881	$39,468,146	$73,778,901
Cost of sales	24,828,545	30,976,050	39,387,288	73,024,299

Gross profit	179,373	389,831	80,858	754,602

Operating expenses
Sales and marketing expenses	37,058	154,757	69,719	167,640
General and administrative expenses	986,758	957,057	2,073,614	2,139,177

Profit (Loss) from operations	(844,443)	(721,983)	(2,062,475)	(1,552,215)

Other (income) expenses	(196,336)	397,720	(2,302,702)	433,157

(Loss) Income before income taxes provision	(648,107)	(1,119,703)	240,227	(1,985,372)

Income taxes provision	0	0	0	0

Net income (loss)	(648,107)	(1,119,703)	240,227	(1,985,372)

Dividend paid	0	7	0	7

	$(648,107)	$(1,119,710)	$240,227	(1,985,379)

Earnings (Loss) per share – basic and diluted	$(0.02)	$(0.04)	$0.01	(0.07)

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Six Months ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. As the weak and volatile global economic conditions continue, demands for electronic products and components remains weak as of June 30, 2013. Subsequent to the start of the operations of ATMD, around 90% of the sales were transferred to ATMD. These major factors contributed to the significant reduction in the Company’s net sales, down 20.3% to $25,007,918 for the three months ended June 30, 2013 from $31,365,881 for the three months ended June 30, 2012. For the six months ended June 30, 2013 net sales decreased by $34,310,755 or 46.5%, from $73,778,901 for the six months ended June 30, 2012 to $39,468,146.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 99.3% for the three months ended June 30, 2013 and approximately 98.8% for the three months ended June 30, 2012. Cost of sales decreased by $6,147,505 or 19.8%, to $24,828,545 for the three months ended June 30, 2013 from $30,976,050 for the three months ended June 30, 2012. For the six months ended June 30, 2013, cost of sales decreased by $33,637,011 or 46.1%, from $73,024,299 for the six months ended June 30, 2012 to $39,387,288. These decreases were mainly due to decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for three months ended June 30, 2013 was recorded as a gross profit of $179,373, representing a decrease of $210,458 or 54.0% from $389,831 for the three months ended June 30, 2012. For the six months ended June 30, 2013, gross profit decreased by $673,744 or 89.3%, from $754,602 for the six months ended June 30, 2012 to $80,858. These results were the consequence of the reduction in sales volume as well as reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the volatile market conditions.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses decreased by $117,699, or 76.1%, from $154,757 for the three months ended June 30, 2012 to $37,058. For the six months ended June 30, 2013, sales and marketing expenses decreased by $97,921 or 58.4%, from $167,640 for the six months ended June 30, 2012 to $69,719. Such decreases were directly attributable to the reduction of sales compensation to ATMD during the transition period in 2012.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses increased by $29,701 or 3.1%, from $957,057 for the three months ended June 30, 2012 to $986,758 in second quarter of 2013. This increment was directly attributable to inclusion of the operation of Jussey which was consolidated to the Company as of September 28, 2012. The increment comprised of increase in legal and professional fee, rental expenses, and staff salaries and allowances, which partially offset by a decrease in bank charges, directors’ remuneration, depreciation and entertainment expenses.

For the six months ended June 30, 2013, general and administrative expenses decreased by $65,563 or 3.1%, from $2,139,177 for the six months ended June 30, 2012 to $2,073,614. This decrease was principally attributable to a decrease in directors’ remuneration, staff salaries and allowances, depreciation and entertainment expenses.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2013 increased by $122,460 or 17.0%  to $844,443, from a loss of $721,983 for the three months ended June 30, 2012. For the six months ended June 30, 2013, loss from operations increased by $510,260 or 32.9%  to loss of $2,062,475, from a loss of $1,552,215 for the six months ended June 30, 2012. These increases in loss from operations were mainly due to the decrease in gross profit.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company recorded other income of $196,336 for the three months ended June 30, 2013 increased by $594,056, from an expense of $397,720 for the three months ended June 30, 2012. This increase in other income was mainly due to a decrease in interest expense and net income from share result of ATMD.

For the six months ended June 30, 2013, other income increased by $2,735,859  to an income of $2,302,702, from an expense of $433,157 for the six months ended June 30, 2012. This increase in other income was mainly due to a net income from disposing of fixed assets of $2,531,391 and share result of ATMD.

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings. For the three months ended June 30, 2013, interest expense decreased by $97,498 or 32.3%  to $204,035, from $301,533 for the three months ended June 30, 2012. For the six months ended June 30, 2013, interest expense decreased by $9,255 or 2.1%  to $425,505., from $434,760 for the six months ended June 30, 2012. These decreases were mainly due to decreased interest on bank term loans and the use of bank lines by the Company to deal with customers and suppliers during the period in 2013.

Income Tax Provision

There are no tax provision made due to no profit being earned by the Company during the period of three months and six months ended June 30, 2013.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss of $648,107 for the three months ended June 30, 2013, a decrease of $471,596 or 42.1%, from $1,119,703 for the three months ended June 30, 2012. This was due to the effect of current down-turn global economic conditions and relatively high operating expenses employed by Jussey even though partially offset by the increase of the shared positive operating result from ATMD. On average, the Company sold its products at a reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the deteriorated market conditions, and it caused a decrease in our gross profit and net income.

For the six months ended June 30, 2013, net income increased by $2,225,599 or 112.1%, from a loss of $1,985,372 for the six months ended June 30, 2012 to $240,227. This was due to income from disposing of fixed assets and share result of ATMD offset by relatively high operating expenses generated by Jussey.

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

As of June 30, 2013, we had revolving lines of credit and loan facilities in the aggregate amount of $13,762,829, of which $567,019 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2013, including the amounts of facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledges of assets.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

As of June 30, 2013, the Company had total current assets of $5,819,223 and current liabilities of $33,484,635. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

Net Cash Provided by (Used for) Operating Activities

For the six months ended June 30, 2013, net cash provided by operating activities was $385,913 while for the six months ended June 30, 2012, net cash provided by operating activities was $2,315,724, a decrease in cash provided of $1,929,811. This decrease was primarily due to the cash provided by the increase of accounts receivable from related parties, accounts payable to other and other current liabilities offset by the decrease of inventories and account payable to related parties as of June 30, 2013.

Net Cash Provided by (Used for) Investing Activities

For the six months ended June 30, 2013, net cash provided by investing activities was $3,053,496 while for the six months ended June 30, 2012, net cash used for investing activities was $2,182,871, an increase in cash provided of $5,236,367. This increase was primarily due to the cash provided by the sale of fixed assets as of June 30, 2013.

Net Cash Provided by (Used for) Financing Activities

For the six months ended June 30, 2013, net cash used for financing activities was $3,172,737, while for the six months ended June 30, 2012 was $908,987, an increase in cash used of $2,263,750. This increase was due to the increase of cash outflow in repayment on lines of credit and notes payable loans and principal payments to bank as of June 30, 2013.

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

The new amendments will require an organization to:

•         Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•         Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

•	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

•	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

•	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

Item  3.            Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2013, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USMART MOBILE DEVICE INC.

Date: August 15, 2013	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: August 15, 2013	By:	/s/ Kun Lin Lee
Kun Lin Lee
Chief Financial Officer

