Form 10-Q
period 2013-09-30
USmart Mobile Device Inc.
filed 2013-11-19
CIK 934445

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐   No  ☑

The Registrant had 39,684,495 shares of common stock outstanding as of November 14, 2013.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.                    Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of September 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)
ASSETS
Current assets
Cash and cash equivalents		$743,020	$639,462
Restricted cash		0	838,413
Accounts receivable, net of allowance for doubtful accounts of $98,061 for 2013 and 2012		743,719	1,227,703
Amount due from related companies		550,131	0
Inventories, net	3	1,134,508	4,616,148
Other current assets		748,620	776,868

Total current assets		$3,919,998	$8,098,594

Long-term assets:
Property, plant and equipment, net	4	8,414,801	9,586,055
Investments in a jointly-controlled entity	14	3,701,506	2,818,307
Intangible assets	16	5,670,562	11,341,123
Other deposits		142,465	165,325
Amounts due from Aristo / Mr. Yang	7	1,969,838	3,658,359

TOTAL ASSETS		$23,819,170	$35,667,763

LIABILITIES
Current liabilities
Accounts payable		$399,262	$358,006
Amount due to related companies		0	9,209,313
Accruals		421,467	375,513
Lines of credit and loan facilities	8	1,914,685	8,319,321
Bank loans	9	5,099,079	6,099,309
Loan from a third party (current portion)	11	641,026	0
Current portion of capital lease	5	80,376	96,506
Income tax payable		(177,291)	(177,291)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities	10	16,353,908	12,386,002

Total current liabilities		$24,844,897	$36,779,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of September 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Long-term liabilities
Loan from a third party, non-current portion	11	6,410,256	0
Capital lease, less current portion	5	$75,003	133,428
Deferred tax liabilities		5,569	74,289

Total long-term liabilities		6,490,828	207,717

TOTAL LIABILITIES		$31,335,725	36,986,781

NET ASSETS (LIABILITIES)		$(7,516,555)	(1,319,018)

Commitments and contingencies		$0	$0

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012		$0	$0
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,474,495 shares issued and outstanding as of September 30, 2013 and December 31, 2012		39,685	39,475
Additional paid in capital		4,333,723	4,321,333
Exchange reserve		(1,810)	2,072
Retained earnings (deficits)		(9,466,411)	(3,539,251)
		(5,094,813)	823,629
Non-controlling interest		(2,421,742)	(2,142,647)

TOTAL STOCKHOLDERS’ EQUITY		$(7,516,555)	$(1,319,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

		Three months ended		Nine months ended
	Notes	September 30, 2013 (Unaudited)	September 30, 2012 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2012 (Unaudited)
Net sales		$19,859,776	$49,488,031	$59,327,919	$123,266,932
Costs of sales		19,569,973	48,626,491	58,957,261	121,650,790

Gross profit (loss)		$289,803	$861,540	$370,658	$1,616,142

Operating expenses
Selling and distribution costs		34,673	69,580	104,392	237,220
General and administrative expenses		1,283,968	1,089,389	3,357,584	3,228,567

Income (loss) from operations		$(1,028,838)	$(297,429)	$(3,091,318)	$(1,849,645)

Other expenses (income)
Rental income		(42,605)	(54,125)	(131,365)	(144,510)
Interest expenses		295,241	265,807	720,745	700,567
Management and service income		(75,035)	11,589	(159,703)	(71,284)
Interest income		(208)	(572)	(1,278)	(2,165)
Loss (profit) on disposals of fixed assets		0	0	(1,872,724)	(256)
Exchange differences		(35,214)	(5,709)	(38,910)	(10,469)
Reverse for provision of doubtful account			(1,648,390)	0	(1,648,390)
Miscellaneous		(13,234)	(36,803)	(120,470)	(113,895)
Amortization of intangible assets	16	5,670,561	0	5,670,561	0
Share result of a jointly-controlled entity	14	(313,142)	(16,985)	(883,199)	238,371

Income (loss) before income taxes		$(6,515,202)	$1,187,759	$(6,274,975)	$(797,614)

Income taxes provision (reversal)		(68,720)	32,950	(68,720)	32,950

Net income (loss)		$(6,446,482)	$1,154,809	$(6,206,255)	$(830,564)

Dividend paid		0	0	0	7

		$(6,446,482)	$1,154,809	$(6,206,255)	$(830,571)

Attributable to:
Non-controlling interest		(141,586)	0	(279,095)	0
Shareholders of the Company		(6,304,896)	1,154,809	(5,927,160)	(830,564)

		$(6,446,482)	$1,154,809	$(6,206,255)	$(830,564)

Earnings (loss) per share – basic and diluted		$(0.17)	$0.04	$(0.16)	$(0.03)

Weighted average number of shares – basic and diluted	13	38,591,443	31,694,916	38,591,443	31,694,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

		As of	As of
		September 30, 2013	September 30, 2012
	Notes	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operating activities :
Net income (loss)		$(6,206,255)	$(830,564)

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Reversal for provision of doubtful account		0	1,648,390
Depreciation and amortization		512,587	362,647
Change in inventory reserve		(177,286)	0
Loss (gain) on disposal of fixed assets		(1,872,724)	(256)
Loss (gain) on investment in a jointly-controlled entity		(884,199)	238,371
Dividend paid		0	(7)
Change in exchange reserve		(3,882)	0
Amortization of intangible assets	16	5,670,561	0
Issuance of common stocks under render of consultancy services		12,600	0

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other		483,984	10,581,548
Accounts receivable - related parties		(550,131)	0
Inventories		3,658,926	(2,201,061)
Other current assets		28,248	(83,607)
Other assets		22,860	(55,628)

Increase (decrease) in liabilities
Accounts payable - other		41,256	(23,782,861)
Accounts payable - related parties		(9,209,313)	11,957,235
Accrued expenses		45,954	(166,936)
Income tax payable		0	24,777
Deferred tax		(68,720)	11,044
Other current liabilities		3,967,906	4,478,377

Total adjustments		$(2,573,294)	$3,012,033

Net cash provided by (used for) operating activities		$(4,526,628)	$2,181,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

		As of	As of
		September 30, 2013	September 30, 2012
	Notes	(Unaudited)	(Unaudited)
Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$1,688,521	$3,235,208
Advanced to Aristo / Mr. Yang		0	(3,337,123)
Net cash inflow on acquisition of subsidiaries	14	0	157,259
Investment in a jointly-controlled entity		0	(2,974,024)
Decrease (increase) of restricted cash		838,413	1,383,400
Cash proceeds from sales of fixed assets		2,531,391	256
Purchase of fixed assets		0	(175)

Net cash provided by (used for) investing activities		$5,058,325	$(1,535,199)

Cash flows provided by (used for) financing activities:
Net repayments on lines of credit and notes payable		$(6,404,636)	$(5,262,460)
Principal payments to bank		(4,141,256)	(739,778)
Borrowings from bank		3,141,026	5,064,103
Borrowings from a third party	11	7,051,282	0
Principal payments under capital lease obligation		(74,555)	(82,970)

Net cash provided by (used for) financing activities		$(428,139)	$(1,021,105)

Net increase (decrease) in cash and cash equivalents		$103,558	$(374,835)

Cash and cash equivalents–beginning of year		639,462	672,819

Cash and cash equivalents–end of period		$743,020	$297,984

Supplementary disclosure of cash flow information:
Interest paid		$720,745	$700,567

Income tax paid (reversal)		$0	$118,638

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2013. The following table depicts the identity of each subsidiary:

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

The Company sold to Aristo in order to fulfill Aristo’s periodic need for memory products based on prevailing market prices, which products Aristo, in turn, sells to its customers. The sales to Aristo during the third quarter of 2013 were $1,747,002 as of September 30, 2013. The sales to Aristo during the third quarter of 2012 were $0 as of September 30, 2012. For fiscal year 2012, sales to Aristo were $106,031 as of December 31, 2012.

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

(k)  Inventories

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $177,286 during the first nine months of 2013  compare to December 31, 2012 and no change for the same period of September 30, 2012 compare to December 31, 2011. Inventory obsolescence reserves totaled $2,109,011 as of September 30, 2013 and $2,286,297 as of December 31, 2012.

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

(m)  Income taxes (Continued)

The Company did not have any interest or penalty recognized in the income statements for the period ended September 30, 2013 and September 30, 2012 or balance sheet as of September 30, 2013 and December 31, 2012. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12 and 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

(n)  Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company’s operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into United States dollars from HKD with a ratio of USD1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy. For our subsidiaries whose functional currency are the RMB, statement of income, balance sheets and cash flows are translated with a ratio of RMB1.00=HKD1.26 an average exchange rate during the period.

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

(p)  Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,056 and $1,136 as of September 30, 2013 and 2012, respectively.

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

The new amendments will require an organization to:

⋅      Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

⋅      Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

⋅     The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

⋅     The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

⋅     Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3.               Inventories

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Finished goods	$3,243,519	$6,902,445
Less allowance for excess and obsolete inventory	(2,109,011)	(2,286,297)

Inventory, net	$1,134,508	$4,616,148

The following is a summary of the change in the Company’s inventory valuation allowance:

	September 30, 2013	December 31, 2012
Inventory valuation allowance, beginning of the quarter / year	$2,286,297	$709,374
Obsolete inventory sold	(177,286)	0
Additional inventory provision	0	1,576,923

Inventory valuation allowance, end of period	$2,109,011	$2,286,297

Note 4.               Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
At cost
Land and buildings	$8,574,682	$9,375,558
Automobiles	658,772	658,772
Office equipment	268,863	268,863
Leasehold improvements	543,550	543,550
Furniture and fixtures	57,302	57,302
Machinery	668,185	668,185

	$10,771,354	$11,572,230
Less: accumulated depreciation	(2,356,553)	(1,986,175)

	$8,414,801	$9,586,055

Depreciation and amortization expense totaled $320,694 and $120,500 for the three months ended September 30, 2013 and 2012, respectively, and $512,587 and $362,647 for the nine months ended September 30, 2013 and 2012, respectively.

Automobiles include the following amounts under capital leases:

	September 30, 2013	December 31, 2012
Cost	$399,473	$469,754
Less accumulated depreciation	(324,108)	(302,106)

Total	$75,365	$167,648

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.               Capital Lease Obligations

The Company leases automobiles under three capital leases that expire between April 2014 and December 2015. Aggregate future obligations under the capital leases in effect as of September 30, 2013 and December 31, 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	September 30, 2013	December 31, 2012
Current portion	$80,376	$96,506
Non-current portion	75,003	133,428
	$155,379	$229,934

At September 30, 2013 and December 31, 2012, the values of automobiles under capital leases are as follows:

	September 30, 2013	December 31, 2012
Cost	$399,473	$469,754
Less: accumulated depreciation	(324,108)	(302,106)

	$75,365	$167,648

At September 30, 2013 and December 31, 2012, the Company had obligations under capital leases repayable as follows:

	September 30, 2013	December 31, 2012
Total minimum lease payments
- Within one year	$86,897	$103,890
- After one year but within 5 years	79,163	143,430

	$166,060	$247,320
Interest expenses relating to future periods	(10,681)	(17,386)

Present value of the minimum lease payments	$155,379	$229,934

Interest expense related to capital leases totaled $2,076, $3,253, $6,705 and $10,272 for the three months ended September 30, 2013 and 2012, and for nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

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

As of September 30, 2013 and December 31, 2012, we had an outstanding receivable from Aristo / Mr. Yang, the Chairman of our Board of Directors, totaling $1,969,838 and $3,658,359 respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we received service fees of $3,846, $3,846, $7,692 and $17,308 respectively from Solution. The service fees were charged for back office support for Solution.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products of $1,712,978, $0, $1,741,492 and $1,000 respectively to Solution. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Solution.

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

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we received service fees of $1,231, $1,846, $3,077 and $5,923 respectively from Systematic Information. The service fees were charged for back office support for Systematic Information.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products of $0, $17,457, $680,016 and $17,457 respectively to Systematic Information. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products for $25,526, $1,231, $25,536 and $21,784 respectively to Atlantic Storage. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Atlantic Storage.

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

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we received service fees of $3,077, $0, $6,154 and $0 respectively from Aristo Comp. The service fees were charged for back office support for Aristo Comp.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we purchased inventories of $0, $0, $0 and $39,107 respectively from Aristo Comp. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”).

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products for $3,287, $0, $10,357 and $0 respectively to Ocean. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Ocean.

Transactions with ATMD (Hong Kong) Limited

Effective April 1, 2012, ATMD became a jointly-controlled entity of the Company. The Company holds a 30% interest of ATMD, and Tomen holds 68% interest of ATMD. The remaining 2% interest is owned by IBCom.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we received service fees of $29,022, $25,796, $53,803 and $56,515 respectively from ATMD. The service fees were charged for back office support for ATMD.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products for $0, $0, $0 and $30,525 respectively to ATMD. As of September 30, 2013 and December 31, 2012, there was no outstanding accounts receivable from ATMD.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we purchased inventories of $0,  $0, $0 and $116,846 respectively from ATMD.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we paid $0,  $62,779, $0 and $202,856 respectively to ATMD as compensation for the services provided by ATMD to the Company regarding the sales of Samsung products during the transition period. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts payable to ATMD.

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

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products for $0, $0, $0 and $32,195 respectively to Tomen. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Tomen.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we purchased inventories of $0, $36,868,541, $0 and $78,281,961 respectively from Tomen. As of September 30, 2013 and December 31, 2012, there were $0 and $9,209,313 accounts payables to Tomen.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we paid $153,420, $0, $271,931 and $0 respectively to Tomen as for interest on the accounts payable balance.

Transactions with IBCom Electronics (HK) Limited

On April 1, 2012, the Company established ATMD, a joint venture with Tomen and IBCom. The Company holds a 30% interest of ATMD, and Tomen holds 68% interest of ATMD. The remaining 2% interest is owned by IBCom.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we received service fees of $30,769, $30,769, $92,307 and $99,364 respectively from IBCom. The service fees were charged for back office support for IBCom.

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products for $0, $0, $0 and $251,680 respectively to IBCom. As of September 30, 2013 and December 31, 2012, there were $550,131 and $634,862 accounts receivables from IBCom.

Transactions with Global Mega Development Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”).

During the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, we sold products of $710,350, $0, $1,564,213 and $0 respectively to Global. As of September 30, 2013 and December 31, 2012, there were no outstanding accounts receivables from Global

Note 8.               Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at September 30, 2013 is as follows:

				Not Utilized
	Granted facilities		Utilized facilities	Facilities
Lines of credit and loan facilities
Import/Export Loan	$3,205,129		$1,914,685	$1,290,444

Bank Loans	5,099,079	(a)	5,099,079	0
Revolving Short Term Loan	1,538,462	(a)	1,536,688	1,774
Overdraft	64,103	(b)	0	64,103

	$9,906,773		$8,550,452	$1,356,321

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to $6,637,541 with a revolving short term loan of $1,536,688. The revolving short term loan is recorded under Other Current Liabilities on the balance sheet. It has a facility limit of $1,538,462, bearing an interest rate of 0.5% below Hong Kong prime rate per annum.
(b) Including cash and cash equivalents

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.               Bank Loans

Bank loans were comprised of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of September 30, 2013 and December 31, 2012 +0.25%, payable in monthly installments of $13,467 including interest through September 2013 without any balloon payment requirements	$128,205	$243,590

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of September 30, 2013 and December 31, 2012 +0.25%, payable in monthly installments of $46,652 including interest through September 2013 without any balloon payment requirements	811,966	1,196,581

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of September 30, 2013 and December 31, 2012 +0.5%, payable in monthly installments of $60,233 including interest through September 2013 without any balloon payment requirements	1,017,882	1,574,812

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.28% as of December 31+2%, it was fully repaid on 23 September, 2013	0	456,123

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at December 31, 2012 -2.5%, it was fully repaid on 23 September, 2013	0	584,573

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at December 31, 2012 +2%, it was fully repaid on 23 September, 2013	0	703,598

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2012 -2.4%, it was fully repaid on 23 September, 2013	0	1,340,032

Installment loan having a maturity date in 23 September, 2028 and carrying an interest rate of 2% per annum over one month HIBOR (0.2071% at September 30, 2013) from Fubon Bank payable in monthly installments of $6,280 including interest through September 2013 without any balloon payment requirements	961,538	0

Installment loan having a maturity date in 23 December, 2013 and carrying an interest rate of 3.5% per annum over one month HIBOR (0.2071% at September 30, 2013) from Fubon Bank without any balloon payment requirements	1,538,462	0

Term loan having a maturity due in 23 January, 2014 and carrying an interest rate of 3.88429 per annum from Fubon Bank without any balloon payment requirements	641,026	0

	$5,099,079	$6,099,309

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9.               Bank Loans (Continued)

An analysis on the repayment of bank loan as of September 30, 2013 and December 31, 2012 are as follow:

	September 30, 2013	December 31, 2012

Carrying amount that are repayable on demand or within twelve months from September 30, 2013 containing a repayable on demand clause:
Within twelve months	$3,508,898	$1,529,282

Carrying amount that are not repayable within twelve months from September 30, 2013 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$796,339	$2,142,751
After 2 years, but within 5 years	118,155	467,232
After 5 years	675,687	1,960,044

	$1,590,181	$4,570,027

	$5,099,079	$6,099,309

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Fubon Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.     Collateral for loans from DBS Bank:
(a)   a security interest on a residential property located in Hong Kong owned by City, a related party;
(b)   a workshop located in Hong Kong owned by Solution, a related party; and
(c)   an unlimited personal guarantee by Mr. Yang

2.     Collateral for loans from BEA Bank:
(a)   a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)   a workshop located in Hong Kong owned by Solution, a related party; and
(c)   an unlimited personal guarantee by Mr. Yang

3.    Collateral for loans from Fubon Bank
(a)    a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(b)    an  unlimited personal guarantee by Mr. Yang

Note 10.             Other Current Liabilities

The other current liabilities consisted the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Revolving short term loan	$1,528,403	$1,531,637
Trade deposit from customers	8,569,820	9,896,635
Deposit received for disposal of a jointly controlled entity	3,633,173	0
Temporary receipts	1,815,496	0
Others	807,016	957,730

	$16,353,908	$12,386,002

The trade deposit from customers consists of letter of credits received from our customers which were financed by the bank.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.                 Loan From a Third Party

On September 26, 2013, Atlantic Components Limited entered into a Loan Agreement with Excel Precise International Limited, an unrelated third party, for a loan facility to the aggregate extent of  HKD55 Million (USD7,051,282).  The amount HKD55 Million has been drawn down on September 27, 2013.  The rate of interest is 1.1% per month and payable on the 26th day of each calendar month. The Loan is collateral with mortgage over two Properties owned by Atlantic Components Limited and Personal Guaranteed by Wong, Fung Ming and Yang, Chung Lun.

The repayment time schedule contained in the Loan Agreement is as follows:

Date of Repayment	Amount

The Last date of the 12-month period from September 27, 2013	641,026
The Last date of the 24-month period from September 27, 2013	1,282,051
The Last date of the 36-month period from September 27, 2013	5,128,205

7,051,282

Current portion	641,026
Non-current portion	6,410,256

7,051,282

The Loan facility is to provide as bridging purpose for the Company during the time negotiation with new banker for revise of  banking facility, and in the meantime to maintain the liquidity of the Company.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12.                 Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$743,020	$0	$0	$743,020

Total assets	$743,020	$0	$0	$743,020

Note 13.             Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended June 30, 2013 and 2012 since there were no outstanding options at September 30, 2013 and 2012.

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

Particulars of the jointly-controlled entity are as follows:

Name	Place of registration	Ownership interest	Percentage of Voting power	Profit sharing	Principal activity

ATMD (Hong Kong) Limited	Hong Kong	30%	30%	30%	Trading

All shareholding in the above entity are in ordinary shares or the equivalent and are stated to the nearest percentage point.

The following table illustrates the summarized financial information of the Company’s jointly-controlled entity:

	September 30, 2013	December 31, 2012

Share of jointly-controlled entity's assets and liabilities:
Current assets	$47,376,862	$23,490,550
Non-current assets	114,288	69,921
Current liabilities	(43,786,154)	(20,742,164)
Non-current liabilities	(3,490)	0

	$3,701,506	$2,818,307

Share of jointly-controlled entity's results:
Net sales	$171,248,716	$48,674,460
Gross profit	3,075,486	698,848
Net profit (loss)	$883,199	$(181,693)

On September 27, 2013, Atlantic Components Limited entered into a share disposal agreement with Tomen Device Limited on the disposal of 30% share interest of ATMD for the consideration of  USD3,633,173,  and the amount is received in advance and booked under the item other current liabilities in note 10 .  The transaction will be completed in November 2013.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 16.             Intangible Assets

The intangible assets are summarized in the following table which provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	September 30, 2013	December 31, 2012
Gross carrying amount:
Trademark	12 months	$53,955	$53,955
License contracts	12 months	11,287,168	11,287,168
		11,341,123	11,341,123
Less : Accumulated amortization
Trademark		$26,977	$0
License contracts		5,643,584	0

		5,670,561	0

Intangible assets, net		$5,670,562	$11,341,123

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Condensed Consolidated Statements of Income (Unaudited) and was $5,670,561, $0, $5,670,561 and $0 for the three and nine months ended September 30, 2013 and 2012 respectively.

The written down of the carrying amount of the intangible assets are based on evaluation of the future revenue generated from the concerned intangible assets.  Due to the slow down of the projected order and the narrow down of gross margin of the projects, the Company considered to written down $5,670,561 of the carrying value of the intangible assets.   The Company will continue to monitor and evaluate the revenue which can be generated from the concerned intangible assets.

Note 17.             Subsequent Events

In preparing these financial statements, the management of Company has evaluated the events and transactions that occurred from October 1, 2013 through November 14, 2013, the date these financial statements were issued. The Company has the following subsequent  event as disclosed in Note 14, on September 27, 2013, Atlantic Components Limited entered into a share disposal agreement with Tomen Device Limited on the disposal of 30% share interest of ATMD for the consideration of  USD3,633,173,  and the amount is received in advance and booked under the item other current liabilities in note 10 .  The transaction will be completed in November 2013.

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

As of September 30, 2013, USmart had more than 30 customers in Hong Kong and Southern China.

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, is wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic, 30% equity interest of ATMD which was sold on September 27, 2013 but not closed, the joint venture with Tomen and IBCom, and 100% equity interest of Jussey.

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

ATMD was sold on September 27, 2013 but not yet closed the transaction until November 2013.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Corporate Structure

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Financial Highlights

Subsequent to the start of the operations of ATMD, around 90% of the sales were transferred to ATMD. The Company’s sales, cost of sales and operating expenses had changed as expected in accordance with the transition of the Company’s Samsung Business. For the three months ended September 30, 2013, our major sales came from selling memory products. With the acquisition of Jussey on September 28, 2012, we foresee that our primary business will shift to selling smartphone products.

•	Net sales for the three months ended September 30, 2013 (“third quarter of 2013”) decreased 60.0% to $19.9 million compared to the same period in 2012 (“third quarter of 2012”).
o	5.1% of net sales were derived from the acquired company, Jussey and its subsidiaries for the third quarter of 2013.
o
77.8% of net sales for the third quarter of 2013 were derived from Atlantic. With the completion of the transfer of Atlantic’s Samsung distributor business to ATMD by December 31, 2012, net sales of the Company faced a significant decrease in the net sales.

•	The Company’s gross profit for the third quarter of 2013 decreased 66.4% to a gross profit of $0.3 million compared to the third quarter of 2012.
o	Jussey recorded a gross loss of $0.07 million for the third quarter of 2013.

•	Net loss for the third quarter of 2013 increased $7.6 million to $6.4 million compared to the net income of 1.2 million for the third quarter of 2012.
o	Operating expenses for the third quarter of 2013 increased 13.8% to $1.3 million compared to the third quarter of 2012.
o
Other expenses for the third quarter of 2013 increased $6.1 million to $4.6 million compared to the other income of $1.5 million for the third quarter of 2012. This increase consisted of 5.7 million amortization of intangible assets and $0.3 million of profit on share result of ATMD.

Although the global economic condition continues to be weak and volatile, the Company believes that the DRAM market is slowly recovering. The mobile devices, such as smartphones and tablets, will drive the DRAM and NAND Flash demands in 2013 and 2014.  The Company believes that even we have disposed ATMD which mainly focus on the sales of DRAM and NAND Flash, our business will become more consentrate into the sales and development of popular smartphone and tablets devices. The fourth quarter revenue will have moderate increase and new smartphones and tablets that are still to be the dominant product in next few quarters.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$19,859,776	$49,488,031	$59,327,919	$123,266,932
Cost of sales	19,569,973	48,626,491	58,957,261	121,650,790

Gross profit	289,803	861,540	370,658	1,616,142

Operating expenses
Sales and marketing expenses	34,673	69,580	104,392	237,220
General and administrative expenses	1,283,968	1,089,389	3,357,584	3,228,567

Profit (Loss) from operations	(1,028,838)	(297,429)	(3,091,318)	(1,849,645)

Other income (expenses)	(5,486,364)	1,485,188	(3,183,657)	1,052,031

(Loss) Income before income taxes provision	(6,515,202)	1,187,759	(6,274,975)	(797,614)

Income taxes (reversal) provision	(68,720)	32,950	(68,720)	32,950

Net income (loss)	(6,446,482)	1,154,809	(6,206,255)	(830,564)

Dividend paid	0	0	0	7

	$(6,446,482)	$1,154,809	$(6,206,255)	(830,571)

Earnings (Loss) per share – basic and diluted	$(0.17)	$0.04	$(0.16)	(0.03)

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Nine Months ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. As the weak and volatile global economic conditions continue, demands for electronic products and components remains weak as of September 30, 2013. Subsequent to the start of the operations of ATMD, around 90% of the sales were transferred to ATMD. These major factors contributed to the significant reduction in the Company’s net sales, down 60.0% to $19,859,776 for the three months ended September 30, 2013 from $49,488,031 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 net sales decreased 51.2% to $59,327,919, from $123,266,932 for the nine months ended September 30, 2012.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 98.5% for the three months ended September 30, 2013 and approximately 98.3% for the three months ended September 30, 2012. Cost of sales decreased by $29,056,518 or 59.8%, to $19,569,973 for the three months ended September 30, 2013 from $48,626,491 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, cost of sales decreased by $62,693,529 or 51.5%, from $58,957,261 for the nine months ended September 30, 2012 to $121,650,790. These decreases were mainly due to decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for three months ended September 30, 2013 was recorded as a gross profit $289,803, representing a decrease of $571,737 or 66.4% from $861,540 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, gross profit decreased by $1,245,484 or 77.1%, from $1,616,142 for the nine months ended September 30, 2012 to $370,658. These results were the consequence of the reduction in sales volume as well as reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the volatile market conditions.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses decreased by $34,907, or 50.2%, from $69,580 for the three months ended September 30, 2012 to $34,673. For the nine months ended September 30, 2013, sales and marketing expenses decreased by $132,828 or 56.0%, from $237,220 for the nine months ended September 30, 2012 to $104,392. Such decreases were directly attributable to the reduction of sales compensation to ATMD during the transition period in 2012.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses increased by $194,579 or 17.7%, from $1,089,389 for the three months ended September 30, 2012 to $1,283,968 in third quarter of 2013. For the nine months ended September 30, 2013, general and administrative expenses increased by $129,017 or 4.0%, from $3,228,567 for the nine months ended September 30, 2012 to $3,357,584.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2013 increased by $731,409 or 245.9% to $1,028,838, from a loss of $297,429 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, loss from operations increased by $1,241,673 or 67.1% to loss of $3,091,318, from a loss of $1,849,645 for the nine months ended September 30, 2012. These increases in loss from operations were mainly due to the decrease in gross profit.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company recorded other expenses of $5,486,364 for the three months ended September 30, 2013 decreased by $6,971,552, from an income of $1,485,188 for the three months ended September 30, 2012. This decrease in other income was mainly due to increase expenses of amortization of intangible assets and a decrease in reverse for provision of doubtful account in last year 2012.

For the nine months ended September 30, 2013, other income decreased by $4,235,688 to expenses of $3,183,657, from $1,052,031 for the nine months ended September 30, 2012. This decrease in other income was mainly due to increase expenses of amortization of intangible assets and a decrease in reverse for provision of doubtful account offset net income from disposing of fixed assets of $1,872,724 and share the result of ATMD $883,199.

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings and related company Tomen. For the three months ended September 30, 2013, interest expense increased by $29,434 or 11.1% to $295,241 from $265,807 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest expense increased by $20,178 or 2.9% to $720,745, from $700,567 for the nine months ended September 30, 2012 These increases were mainly due to increase interest paid to Tomen offset decreased interest on bank term loans and the use of bank lines by the Company to deal with customers and suppliers during the period in 2013.

Income Tax (Reversal) Provision

There are no tax provision made due to no profit being earned by the Company during the period of three months and nine months ended September 30, 2013. The reversal tax provision 68,720 during the period of three months and nine months ended September 30, 2013 was represented tax overprovision of Atlantic for 2012.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss of $6,446,482 for the three months ended September 30, 2013, a decrease of $7,601,291 or 658.3%, from a net income $1,154,809 for the three months ended September 30, 2012. This was due to the effect of current down-turn global economic conditions and relatively high operating expenses employed by Jussey even though partially offset by the increase of the shared positive operating result from ATMD. On average, the Company sold its products at a reduced selling price to encourage the turnover of the Company’s price sensitive products in response to the deteriorated market conditions, and it caused a decrease in our gross profit and net income.

For the nine months ended September 30, 2013, net loss increased by $5,375,691 or 647.2%, from a loss of $830,571 for the nine months ended September 30, 2013 to $6,206,255. This was due to amortization of intangible assets and relatively high operating expenses generated by Jussey offset by income from disposing of fixed assets and share result of ATMD.

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

As of September 30, 2013, we had revolving lines of credit and loan facilities in the aggregate amount of $9,906,773, of which $1,356,321 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures on credit facilities are made in Note 8 and Note 9 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2013, including the amounts of facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledges of assets.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

As of September 30, 2013, the Company had total current assets of $3,919,998 and current liabilities of $31,255,153. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

Net Cash Provided by (Used for) Operating Activities

For the nine months ended September 30, 2013, net cash used for operating activities was $4,526,628 while for the nine months ended September 30, 2012 net cash provided by operating activities was $2,181,469, a decrease in cash provided of $6,708,097. This decrease was primarily due to cash used for the increase of accounts receivable from related parties and decrease of accounts payable to related parties offset by the decrease of inventories as of September 30, 2013.

Net Cash Provided by (Used for) Investing Activities

For the nine months ended September 30, 2013, net cash provided by investing activities was $5,058,325 while for the nine months ended September 30, 2012, net cash used for investing activities was $1,535,199, an increase in cash provided of $6,593,524. This increase was primarily due to the cash provided by the sale of fixed assets and advanced from Aristo/Mr. Yang as of September 30, 2013.

Net Cash Provided by (Used for) Financing Activities

For the nine months ended September 30, 2013, net cash used for financing activities was $428,139, while for the nine months ended September 30, 2012 was $1,021,105, decrease in cash used of $592,966. This decrease was due to the increase of cash outflow in repayment on lines of credit and notes payable loans and principal payments to bank offset by the increase of bank and others borrowing as of September 30, 2013.  The Company has entered into a Loan facility agreement with Excel Precise International Limited for an amount of HKD55 Million (approximately USD7 Million) to finance the Company in the coming year. Therefore, the Company is financially sufficient on working capital for our business. Concurrently, the Company will continue to negotiate with new banker for further more cost effective financing.

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

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2013, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USMART MOBILE DEVICE INC.

Date: November 19, 2013	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: November 19, 2013	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

