Form 10-Q/A
period 2013-09-30
USmart Mobile Device Inc.
filed 2013-11-22
CIK 934445

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
Yes ☐   No ☑

The Registrant had 39,684,495 shares of common stock outstanding as of November 21, 2013.

Explanatory Note

USmart Mobile Device Inc. (the “Company”) is filing this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

		As of	As of
		September 30, 2013	September 30, 2012
	Notes	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operating activities :
Net income (loss)		$(6,206,255)	$(830,564)

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Reversal for provision of doubtful account		0	1,648,390
Depreciation and amortization		512,587	362,647
Change in inventory reserve		(177,286)	0
Loss (gain) on disposal of fixed assets		(1,872,724)	(256)
Loss (gain) on investment in a jointly-controlled entity		(883,199)	238,371
Dividend paid		0	(7)
Change in exchange reserve		(3,882)	0
Amortization of intangible assets	16	5,670,561	0
Issuance of common stocks under render of consultancy services		12,600	0

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable - other		483,984	10,581,548
Accounts receivable - related parties		(550,131)	0
Inventories		3,658,926	(2,201,061)
Other current assets		28,248	(83,607)
Other assets		22,860	(55,628)

Increase (decrease) in liabilities
Accounts payable - other		41,256	(23,782,861)
Accounts payable - related parties		(9,209,313)	11,957,235
Accrued expenses		45,954	(166,936)
Income tax payable		0	24,777
Deferred tax		(68,720)	11,044
Other current liabilities		3,967,906	4,478,377

Total adjustments		$1,679,627	$3,012,033

Net cash provided by (used for) operating activities		$(4,526,628)	$2,181,469

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

Exhibits

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

ACL SEMICONDUCTORS INC.

Date: November 22, 2013	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: November 22, 2013	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

