Form 10-K
period 2013-12-31
USmart Mobile Device Inc.
filed 2014-04-16
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes ☑No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $895,349 based upon the closing price of $0.07 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of April 15, 2014 was 39,684,495.

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

PART I

As used throughout this Annual Report, the terms “USMART”, “Company”, “we”, “us”, “our” or “Registrant” refer to USmart Mobile Device Inc. and its subsidiaries.

Item 1.	Business

Overview

USmart Mobile Device Inc. was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”) and Flash storage devices in the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and through ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components and SMD (smartphone panels). Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses. In 2013, the Company changed the name from ACL Semiconductors Inc. to USmart Mobile Device Inc. On September 27, 2013, the Company, through its wholly owned subsidiary ACL Holdings, sold the 30% equity interest in ATMD.

Corporate Structure

Background

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, is wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic and 30% equity interest of ATMD, the joint venture with Tomen and IBComm. On September 27, 2013, ACL Holdings sold the 30% equity interest of ATMD for consideration of USD 3,633,173.

Atlantic Components Limited

Atlantic, a company incorporated in Hong Kong, is indirectly wholly owned by the Company. Atlantic was established in May 1991 by Mr. Chung-Lun Yang (“Mr. Yang”), the Company’s Chairman, as a regional distributor of memory products of various manufacturers. In 1993, Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China, and began concentrating its distribution and marketing efforts in Southern China.

The Company’s Samsung business was formerly conducted through Atlantic. After April 1, 2012, Atlantic integrated its business relating to procurement of semiconductors and electronic parts directly from Samsung to the new joint venture, ATMD. The transition of the business integration has been completed by December 31, 2012. During the transitional period, Atlantic extended its distributor agreement with Samsung to June 30, 2012. After the distributor agreement expired, Atlantic transformed its position from Samsung memory products distributor to a general memory products trader, and continues its business by providing various brands of memory products to its customers.

Aristo Technologies Limited

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, was a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities. Atlantic sells Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. Being the Company’s biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not experience any bad debt from Aristo. Hence, the Company does not provide any bad debt provision derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo. Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo carries various brands of products, such as Hynix, Micron, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo also provides value-added services to its products and resells it to its customers. Aristo’s 2013 and 2012 sales were around $0.9 million and $2 million; it was a distributor that accommodated special requirements for specific customers.

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

Key Events

ATMD, Joint Venture with Tomen

On September 27, 2013, ACL International Holdings Limited entered a Share Sale Agreement with Tomen Devices Corporation regarding the disposal of 30% share interest of ATMD, the Joint Venture with Tomen and IBcomm, for the consideration of USD 3,633,173. The transaction was completed in November 2013.

Products

The primary products the Company’s subsidiaries and joint venture distribute and sell for the year ended December 31, 2013 are described as follows:

Atlantic Components Limited & ATMD (Hong Kong) Limited

Limited by the non-exclusive distributorship agreement, in the year 2013 ATMD will only provide Samsung brand memory products to its customers, whereas Atlantic does not have any limitation and will source any brands requested by its customers.

The primary products for Atlantic and ATMD consist of the followings:

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

Our Strategy

For the memory products business, the Company intends to, through operation of USmart and eVision, continue to provide its customers with a reliable source of memory products. For the R&D and manufacturing businesses, the Company intends to focus on research and development and manufacturing of smartphone and other mobile device products.

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

•

Even after the disposal of equity interest in ATMD, the Company still remain a very close business relationship with ATMD and Tomen, the majority shareholder of ATMD. The Company believes this has a competitive advantage over its competitors in Greater China region. As the world’s largest memory products manufacturer, Samsung’s memory products are competitively priced and have an established reputation for product quality and brand name recognition in the retail and PC/Server OEM & Consumer Electronic segments. ATMD, as one of the largest distributors of Samsung’s memory products for Hong Kong and Southern China markets, is expected to be in a highly competitive position compared to other U.S., European, Japanese and Taiwanese memory products manufacturers and distributors.

Sales and Marketing

As of December 31, 2013, the Company employed a total of 5 full time sales and marketing personnel, each of whom has several years’ experience in the memory products and manufacturing industry. 2 of these salespeople are stationed in the Company’s headquarters in Hong Kong, and 3 of them work out of the Company’s China offices. These sales personnel co-operate with consumer electronics retailers and manufacturers, and International Purchase Offices to ensure that clients are supplied promptly with our products.

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

As of December 31, 2013, the research and development team consisted of 6 full time engineers and technical staff, and 20 engineers and technical staff working in its appointed R&D House.

The research and development expenses for the year ended December 31, 2013 were around USD 70,000.

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

Competition

The memory products industry in Hong Kong and Southern China markets is very competitive. The Company competes with other memory products traders, consumer electronics manufacturers, and smartphone research and development solution houses, many of which have substantially greater financial, technical, marketing, distribution channels and other resources.

Memory products, such as NAND flash, compete on the basis of product availability, price and customer service. We believe that we compete effectively with respect to each of these competitive factors. Price competition is significant and is expected to continue. Since we have been in the industry for over 20 years, we have maintained good connections with other distributors and memory products manufacturers on sourcing the requested products for our customers. In order to distinct from the other competitors, we have maintained high quality customer service and employed a team of field application engineers to ensure the products we sourced are authentic and reduce the risk of malfunctioning on our customer’s products. The Company’s principal competitors also include the other non-exclusive distributors of Samsung memory products in the Hong Kong and Southern China markets.

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

Suppliers

In the year 2013, Tomen was our supplier for Samsung memory products provided to Atlantic, and we also had various other PRC and HK suppliers for the general memory products and the other electronic parts for the manufacturing of smartphones.

Customers

As of April 15, 2014, the Company had approximately 30 customers in Hong Kong and Southern China, the majority of whom are memory product traders and Consumer Electronics manufacturers. Other than the Company’s most significant two customers who accounted for 37% and 9% of the Company’s net sales for the year ended December 31, 2013, no other customer accounted for more than 10% of the Company’s net sales for 2013. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers other than a small number of clients who have long-established business relationships with the Company.

Government Regulation

As of December 31, 2013, the Company’s business operations were not subject to the regulations of any jurisdiction other than Hong Kong SAR and the PRC. The Company executes its sales contracts and delivers its products in Hong Kong and PRC for its Chinese customers and there have been no restrictions imposed on the Company by the PRC authorities with respect to the Company’s pursuit of business growth and opportunities in China.

Employees

As of December 31, 2013, the Company had a total of 81 full time employees in Hong Kong and PRC, including 5 employees in sales and marketing, 4 employees in procurement, 32 employees in administration and accounts, 15 employees in engineering, 5 employees in quality control, 17 employees in production, 3 employees in customer service and liaison. None of the Company employees are represented by labor unions. After the ATMD establishment, Atlantic had a total of 21 full time employees in Hong Kong and PRC, including 17 employees in administration and accounts, and 4 employees in engineering. As of September 28, 2012, the Company expanded the operations group by acquiring Jussey had increased the number of full time employees by 60. The Company has never experienced any work stoppage and believes that our employee relations are favorable.

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

As of December 31, 2013, the Company has total current assets of $2,809,342 and current liabilities of $20,584,666. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. Any additional equity financing may involve substantial dilution to our then existing shareholders. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to maintain our current level of working capital, we will likely to face more difficulty in business operation.

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

Any outcomes mentioned above occurred will deteriorate our gross margin and unfavorably change our supply chain, even after the disposal of equity interest of ATMD, and continue to maintain a close relationship with ATMD and Tomen as our supplier for Samsung products.

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

The Company is dependent on the computer and consumer electronics market as many of the products that we distribute are used in PCs, smartphones, or other consumer electronics. DRAMs are the most widely used semiconductor components in PCs. Flash products are mostly used in the consumer electronics products. Wifi and Camera modules are highly used in smartphones. LCD panels are used in many visual products, such as smartphones, tablets, and netbooks. If there is a continued reduction in the growth rate of the related consumer electronics markets, sales of our products built for those markets would decrease, and, as a result, our operations, cash flows and financial condition could be adversely affected.

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

The majority of solutions provided by USmart are under licenses from Intel Mobile Communications GmbH (“Intel”). Whareas, the majority of solutions provided by eVision are under licenses from VIA Telecom Co. (“VIA”) Ltd. If such licenses are revoked or expire without renewal, USmart and eVision will not be able to provide those solutions to its customers and may result in loss of revenue and profits which will have a negative impact to its financial results and positions.

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

The Company faces intense competition from a number of companies, some of which are large corporations or conglomerates, that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. To the extent Samsung memory products become less competitive, our ability to effectively compete against distributors of other memory products will diminish.

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

One shareholder, Mr. Yang, Chairman of the Board of Directors, holds approximately 67.1% of our outstanding Common Stock. By virtue of his stock ownership, Mr. Yang will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Since he has substantial voting power, he could cause us to take actions that we would not otherwise consider, or could delay, deter or prevent a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our stock price has been volatile and may fluctuate in the future.

There has been significant volatility in the market prices of publicly traded shares in computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to December 31, 2013, the closing price of our Common Stock fluctuated from a per share high of $3.00 to a low of $0.01 per share. The share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by Usmart; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 50,000,000 shares of Common Stock. As of April 15, 2014, there were 39,684,495 shares of our Common Stock issued and outstanding.

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

You should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers;
•	“Boiler room” practices involving high-pressure sales tactics;
•	Manipulation of prices through prearranged matching of purchases and sales;
•	The release of misleading information;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Dumping of securities by broker-dealers after prices have been manipulated to a desired level, for which hurts the price of the stock and causes investors to suffer from loss.

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

We lease an office occupies approximately 7,643 square feet and is located at Room 1701, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for five years, expiring November 30, 2014 with monthly lease payments of HKD90,000 (approximately USD11,538). This office is sublet to ATMD

We lease a warehouse unit of approximately 873 square feet, which is located at B13, 1/F., Block B, Proficient Industrial Centre, 6 Wang Kwun Road, Kowloon Bay, Kowloon, Hong Kong. The lease is for two years, expiring May 10, 2015 with monthly lease payments of HKD9,800 (approximately USD1,256).

We own an investment property of approximately 3,000 square feet, which is located at No. 76, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong. The current lease is for two years expiring on September 30, 2015 with monthly lease income of HKD68,000 (approximately USD8,718).

We own a property of approximately 3,000 square feet that is used for Mr. Yang’s personal residence and is located at No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong.

We lease a premise including factory, dormitory, and office space of approximately 6,500 square meters, which is located at No.12, Lu Yi 2 Road, Ke Yuan Cheng, Tang Xia Town, Dongguan City, Guangdong Province, China. The current lease is for eight years expiring on December 31, 2018 with monthly lease payments of RMB81,900 (approximately USD12,967). Pursuant to the lease agreement, the lease payments will increase 5% every three years.

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

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	High	Low
Fiscal Year ended December 31, 2013:
Quarter ended December 31, 2013	$0.15	$0.01
Quarter ended September 30, 2013	$0.07	$0.03
Quarter ended June 30, 2013	$0.80	$0.07
Quarter ended March 31, 2013	$0.13	$0.07

Fiscal Year ended December 31, 2012:
Quarter ended December 31, 2012	$0.18	$0.10
Quarter ended September 30, 2012	$0.20	$0.05
Quarter ended June 30, 2012	$0.50	$0.10
Quarter ended March 31, 2012	$0.25	$0.09

Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

As of April 14, 2014, the last reported sale price of our Common Stock, as reported by Yahoo Finance, was $0.01 per share.

As of April 14, 2014, there were approximately 450 holders of record of our Common Stock.

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

As of December 31, 2013, there were no options outstanding under the Plan.

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

Overview

Corporate Background

USmart was primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised DRAM, Graphic RAM and Flash for the Hong Kong and PRC markets (“Samsung Business”). After April 1, 2012, the Samsung Business was transferred to ATMD, a joint venture with Tomen. We indirectly own 30% equity interest in ATMD. On September 27, 2013, we sold the entire 30% equity interest of ATMD. Through the acquisition of Jussey on September 28, 2012, we have diversified our product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses acquired by Jussey’s subsidiaries.

As of December 31, 2013, we had approximately 30 customers in Hong Kong and Southern China.

For the years ended December 31, 2013 and 2012, the largest 5 customers accounted for 63% and 87% of our net sales, respectively. As of December 31, 2013, we had net current liabilities of $17,910,909 and accumulated losses of $16,879,337. We generated net sales of $72,175,289 for the year ended December 31, 2013 and recorded a net loss of $13,791,210. In addition, during the year ended December 31, 2013, net cash used for operating activities amounted to $9,090,317, net cash provided by investing activities amounted to $9,7454,137, net cash used for financing activities amounted to $1,063,163.

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

Plan of Operations

As of December 31, 2013, all of Atlantic’s Samsung distributor business had been transferred to ATMD. We, as expected, experienced significant decrease in sales revenues after such transfer, because we only hold a minority interest in ATMD and cannot consolidate our financial results with ATMD’s, including its sales revenues. On September 27, 2013, we sold the entire 30% equity interest of ATMD. After the disposal of ATMD’s equity interest, we will focus on not only selling of memory products, but also providing total solution for the manufacturing and selling of smartphone products and other mobile devices.

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

Executive Summary

In 2013, our major sales came from selling memory products, and manufacturing and selling smartphone products.

•	Net sales for the year ended December 31, 2013 decreased 55.3% to $72.2 million compared to the same period in 2012.
o	Gross profit margin for the year ended December 31, 2013 increased 0.1% to 0.3% compared to the same period in 2012.
o	Sales were mostly derived from Samsung NAND flash. It represented approximately 75% of our total net sales for the year ended December 31, 2012.
o	0.4% of net sales were derived from Jussey and its subsidiaries for the year ended December 31, 2012.
o	Over 98% of net sales were derived from Atlantic for the year ended December 31, 2012. With the completion of the transfer of Atlantic’s Samsung distributor business to ATMD, we expect there will be significant decrease in our net sales in the following year.

•	Gross profit for the year ended December 31, 2013 decreased 42.4% to 0.2 million compared to the same period in 2012.
o	Gross profit margin for the year ended December 31, 2013 increased 0.1% to 0.3% compared to the same period in 2012.
o	Inventory provision reversal for the year ended December 31, 2013 $0.7 million.

•	Net loss for the year ended December 31, 2013 increased 183% to $13.8 million compared to the same period in 2012.
o	General and administrative expenses for the year ended December 31, 2013 decreased 16.5% to $4.9 million compared to the same period in 2012.
o	Interest expenses for the year ended December 31, 2013 increased 3% to 1.04 million compared to the same period in 2012.
o	Share of profits on a jointly-controlled entity for the year ended December 31, 2013 was $0.9 million compared to losses of $0.2 million same period in 2012.

The Company anticipates demand is driven by application such as smartphones, tablets, other mobile devices and solid state drives. DRAM revenue is expected to remain to be influenced by global economic conditions.

Results of Operations

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2013 and 2012 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2013	2012	Difference	Percentage Increase
Net sales	$72,175,289	$161,385,167	$-89,209,878	-55.2%
Cost of sales	(71,949,939)	(160,993,711)	-89,043,772	-55.3%
Gross profit	225,350	391,456	-166,106	-42.4%

Operating expenses
Sales and marketing	154,014	331,086	-177,072	-53.5%
General and administrative	4,906,299	5,873,667	-967,368	-16.5%
Total operating expenses	5,060,313	6,204,753	-1,144,440	-18.4%

Income (loss) from operations	(4,834,963)	(5,813,297)	978,334	16.8%
Other expenses (income)	8,934,360	(980,138)	-7,954,222	-811.5%
Income (loss) before income taxes provision	(13,769,323)	(4,833,159)	-8,936,164	-184.9%
Income taxes provision	(21,887)	(32,950)	-11,063	-33.6
Net (loss) income	$(13,791,210)	$(4,866,109)	$-8,925,101	-183.4%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012
Net sales	100.0%	100.00%
Cost of sales	(99.69)%	(99.76)%
Gross profit	0.31%	0.24%

Operating expenses
Sales and marketing	(0.21)%	(0.21)%
General and administrative	(6.80)%	(3.64)%
Total operating expenses	(7.01)%	(3.85)%

Income (loss) from operations	(6.70)%	(3.61)%
Other income (expenses)	(12.38)%	0.62%
Income (loss) before income taxes provision	(19.08)%	(2.99)%
Income taxes provision	(0.03)%	0.02%
Net (loss) income	(19.11)%	(3.01)%

Comparison of the Years Ended December 31, 2013 and 2012

Net Sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. Net sales for the fiscal year 2013 were $72,175,289, down $89,209,878 or 55.3% from $161,385,167 in the 2012 fiscal year. This reduction is largely due to the Samsung business integration to ATMD. The Company has also experienced weak and volatile global economic conditions in 2013, which resulted to delay, reduction and termination of demand for mobile device products, as well as decreased in average selling prices of the order for smartphones, lead to the result of dramatic decrease in the sales turnover in 2013.

Cost of Sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 99.7% for the year ended December 31, 2013 and approximately 99.8% for the year ended December 31, 2012. Cost of sales decreased by $89,043,772 or 55.3%, from $160,993,711 for the year ended December 31, 2012 to $71,949,939 for the year ended December 31, 2013. The decrease was mainly due to a decrease in sales volume and a slight improvement in the cost of production related to the acquisition of Jussey.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the fiscal year 2013 was $225,350, a decrease of $166,106 or 42.4%, from $391,456 in the fiscal year 2012. Gross profit margin for fiscal year 2013 increased to 0.31% from 0.24% in fiscal year 2012. These results are largely due to reduction in Sales Revenue and Cost of Sales as mentioned above.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses decreased by $177,072, or 53.5%, from $331,086 for the year ended December 31, 2012 to $154,014 for the year ended December 31, 2013. Such decreases were directly attributable to the decrease of sales and selling activities that incurred smaller expenses.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $967,368 or 16.5% from $5,873,667 for the year ended December 31, 2012 to $4,906,299 for the year ended December 31, 2013. These decreases were principally attributable to a decrease in bank charges, entertainment expenses and salaries and allowances reformation during the year 2013. We intend to enhance our cost control and management effectiveness to reduce the G&A Expenses.

Income (Loss) from Operations

Loss from operations was $4,834,963 for the year ended December 31, 2013 compared to loss of $5,813,297 for the year ended December 31, 2012, a decrease of $978,334. This decrease was mainly due to a decrease in general and administrative expenses derived from the reduction of business activities that led to a smaller amount of operation loss.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profits/(loss) on disposals of assets and investments. Other expenses increased by $9,914,498 or 1,011.5% from a net income of $980,138 for the year ended December 31, 2012 to a net expense of $8,934,360 for the year ended December 31, 2013. The increase was mainly contributed by the goodwill impairment reserve $11,341,123, partially offset by profit on disposal of fixed assets $1,930,234 and profits shared from a jointly-controlled entity $883,199.

Interest Expense

Interest expense, including finance charges, relates primarily to borrowings from our bank and a third party. Interest expense increased $30,015 or 3%, from interest expense of $1,011,080 in the year ended December 31, 2012, to $1,041,095 in the year ended December 31, 2013. These changes were mainly due to increased interest on banking facilities employed by the Company to transact with customers and suppliers during the year 2013. We expect to keep the same level of interest expenses for the coming year.

Income Taxes Provision

The Company is subject to income tax in the U.S., Hong Kong and PRC. Income tax provision for the year ended December 31, 2013 was $21,887, a decrease of $11,063 or 33.6% from $32,950 for the year ended December 31, 2012. This decrease was an adjustment on the prior year estimated Hong Kong corporate income taxes payable by Atlantic. The effective income tax rate is 0.03% for 2013 as compared to 0.02% for 2012. The Company did not have any interest or penalty not to recognize in the income statements for the year ended December 31, 2013 and December 31, 2012 or the balance sheet, as of December 31, 2013 and December 31, 2012.

Net (loss) Income

As a result of the foregoing, the Company recorded a consolidated net loss of $13,791,210 for the fiscal year 2013, down $8,925,101 or 183.4%, from a net loss of $4,866,109 in the fiscal year 2012. This unfavorable result was a consequence of current global economic conditions and contributed by the other income/(loss) items mentioned above.

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

Revenue Recognition

The Company derives revenues from resale of computer memory products, sale of self-manufacture products, and sale of research and development products. The Company recognizes revenue in accordance with the ASC 605 “Revenue Recognition”. Under ASC 605, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material

Impairment of Long-Lived Assets

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

As of December 31, 2013, the Company had revolving lines of credit and loan facilities in the aggregate amount of $8,927,242, of which $926,623 was available for drawdown as short-term loans repayable within 90 days. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 7 and 8 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

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

As of December 31, 2013, the Company has total current assets of $2,763,121 and current liabilities of $20,742,750. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

The short-term borrowings from banks and other financial institutions to finance the cash flow required to finance the purchase of products from our suppliers must be made a day in advance of the release of goods from suppliers’ warehouse before receiving payments from customers upon physical delivery of such goods in Hong Kong which, in most instances, take approximately two days from the date of such delivery.

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

Net Cash Used for Operating Activities

In the year ended December 31, 2013, net cash used for operating activities amounted to $9,090,317 while net cash provided by operating activities in the year ended December 31, 2012, amounted to $2,795,350, an increase of $11,885,667. This increase was primarily due to a $8,626,348 increase in Net loss over the year 2012 derived from $11,341,123 impairment of goodwill and $1,930,234 gain on disposal of fixed assets, a $9,209,313 decrease in accounts payable with related parties, which was partially offset by a $2,872,546 decrease in inventory.

Net Cash Provided by Investing Activities

In the year ended December 31, 2013, net cash provided by investing activities amounted to $9,745,137 while net cash used for investing activities in the year ended December 31, 2012, amounted to $1,487,284, an increase of $11,232,421. This increase was primarily due to the disposal of property and investment on ATMD, which was offset by a decrease in amount due from Aristo / Mr. Yang and restricted cash.

Net Cash Used for Financing Activities

In the year ended December 31, 2013, net cash used for financing activities amounted to $1,063,163 while net cash used for financing activities in the year ended December 31, 2012, amounted to $1,341,423, a decrease of $278,260. This decrease was due to an increase in the Company’s borrowings from a third party offset by a decrease in bank loan borrowing.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2013 over the next five years and thereafter:

Payments by Period
	Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$1,078,893	$376,760	$352,066	$350,067	$—
Capital Leases	133,428	75,917	57,511	—	—
Line of credit and notes payable – short-term	3,178,580	3,178,580	—	—	—
Bank Loans	4,760,281	3,475,231	505,656	118,775	660,619
Loan from a third party	7,051,282	641,026	6,410,256	—	—
Total Contractual Obligations	$16,202,464	$7,747,514	$7,325,489	$468,842	$660,619

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

We conduct business with several affiliated companies. All of the related party transactions taking place during the reporting periods were conducted in the normal course of business. The prices of products sold to or purchased from these related entities are in the same price ranges as those offered to other non-related customers or purchased from other vendors.

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

New Accounting Pronouncements

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

Attached hereto and filed as part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2013, the company's internal control over financial reporting was not effective based on those criteria.

Management’s evaluation was retrospective and conducted as of December 31, 2013, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2013 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2013 due to the following material weaknesses:

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

Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In addition, as discussed in Note 2 of Notes to the Consolidated Financial Statements of this Form 10-K, we recently determined that Aristo Technologies Limited (“Aristo”), a related party, has been a variable interest entity under FASB ASC 810-10-25. Consequently, we are consolidating the financial statements of Aristo with those of the Company for the period effective and are restating our previously filed annual and interim financial statements in amended Form 10-Ks for years ended 2007 and 2008 to reflect the disclosure in accordance with ASC 810-10-25.

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

As of December 31, 2013, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quartered ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION

Chung-Lun Yang	52	Chairman of the Board of Directors
Ben Wong	50	Director and Chief Executive Officer
Philip Tsz Fung Lo	47	Chief Financial Officer (3)
Ming Yan Leung	45	Chief Technology Officer
Ho Man Yeung	58	Director
Wing Sun Leung	50	Director

(1)	Kun Lin Lee resigned as Chief Financial Officer on August 18, 2013.
(2)	Man Sing Lai resigned as Director on August 18, 2013.
(3)	Philip Tsz Fung Lo was engaged as Chief Financial Officer on August 18, 2013
(4)	Kenneth Lap-Yip Chan resigned as Director and Chief Operating Officer on September 22, 2013

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

Philip Tsz Fung Lo, Chief Financial Officer. Mr. Lo was appointed as our Chief Financial Officer on August 18, 2013. Mr. Lo graduated from the University of Wollongong, NSW Australia in 1992 with a Bachelor of Commerce degree in Accountancy with Merit. In 1994, Mr. Lo received his CPA Programme of Australian Society of CPAs, and currently is a CPA member of the Certified Public Accountants of Australia and a certified public accountant of the Hong Kong Institute of Certified Public Accountants. Mr. Lo is an independent non-executive director and chairman of Audit Committee of Styland Holdings Limited (211), a company listed on Main Board of The Stock Exchange of Hong Kong Limited, an independent director and chairman of Audit Committee of QKL Stores, Inc., a company listed on NASDAQ (QKLS), and an independent director of Dragon Jade International Limited, a company listed on OTCBB in the United States. Mr. Lo is also the Managing Director of P&L Financial Consultancy Limited and Shenzhen Xin Wei Management Consultancy Limited, which are a HK private company and a PRC Company in the business of providing financial and management consulting services. From January 2010 to January 2012, Mr. Lo served as the Chief Financial Officer of Wuhan General Group (China) Inc. which produces and manufactures blower and generator in China. Also, from December 2007 to January 2009, Mr. Lo served as the Chief Financial Officer of Wuhan Zhongye Yangluo Heavy Machinery Co., Ltd., which produces and manufactures steel products in China. Mr. Lo has extensive experience in the areas of corporate management, financial accounting and auditing. He has served as the CFO of USmart Electronic Products Limited, a subsidiary of the Company since July 2013. Mr. Lo is fluent in English, Mandarin and Cantonese.

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

Board Meetings

During the fiscal year ended December 31, 2013, our Board of Directors held 8 meetings. No director who served during the fiscal year ended December 31, 2013 attended fewer than 80% of the meetings of the Board of Directors during that year.

Committees of the Board

On January 20, 2011, the Board of Directors establishes an Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors:

(i)	Mr. Ho Man Yeung and Mr. Wing Sun Leung serve on the Audit Committee;

(ii)	Mr. Ho Man Yeung and Mr. Wing Sun Leung serve on the Nominating Committee, and;

(iii)	Mr. Ho Man Yeung and Mr. Wing Sun Leung serve on the Compensation Committee.

Board Leadership Structure and Risk Oversight Role

Our Board of Directors currently contains 4 Directors, and 2 of the Directors are Independent Directors. The Company is in search of an appropriate candidate to fill in the vacant position of Independent Director for the resignation of Mr. Lai. We believe that such a leadership structure is suitable for the Company at its present stage of development.

As a matter of regular practice, and as part of its oversight function, our Board of Directors periodically reviews on the significant risks in respect to our business.  With our current governance structure based on our Board of Directors and senior executives, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, USmart Mobile Device Inc., Room 1703, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics in a report filed under the Securities Exchange Act of 1934, as amended, within four business days of the amendment or waiver.

Stockholder Communications

Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address: Board of Directors or Outside Directors, USmart Mobile Device Inc., Room 1703, 17/F., Tower 1, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. All communications received at the above address will be relayed to the Board of Directors or the non-management directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2013 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2013 are: Ben Wong, our Chief Executive Officer; Philip Tsz Fung Lo, our Chief Financial Officer; and Ming Yan Leung, our Chief Technology Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

Option Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2013.

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

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company whose total compensation exceeds $100,000 for the last two fiscal years ended December 31, 2013 and December 31, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Chung-Lun Yang	2013	$-	-	--	--	--	--	--	$-
Former Chief Executive Officer (1)	2012	$369,231	-	--	--	--	--	--	$369,231

On February 1, 2013, the board of directors of the Company appointed Mr. Ben Wong as the Company’s Chief Executive Officer. Mr. Wong has an employment agreement with USmart and receives a monthly salary of HKD50,000 (approximately USD6,427).

On August 18, 2013, the board of directors of the Company appointed Mr. Philip Tsz Fung Lo as the Company’s Chief Financial Officer. Mr. Lo has an employment agreement with USmart and receives a monthly salary of HKD30,000 (approximately USD3,856).

Outstanding equity awards at fiscal year-end

None.

Compensation of Directors

The following table sets forth the Director compensation for service on the Board of Directors of the Company for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chung-Lun Yang	$--	--	--	--	--	--	$--
Ben Wong (2)	$--	--	--	--	--	--	$--
Kenneth Lap-Yin Chan (4)	$--	--	--	--	--	--	$--
Man Sing Lai (3)	$9,615	--	--	--	--	--	$9,615
Ho Man Yeung	$15,385	--	--	--	--	--	$15,385
Wing Sun Leung	$15,385	--	--	--	--	--	$15,385

(1)	Chung-Lun Yang resigned as the Company’s Chief Executive Officer on February 1, 2013. The board of directors of the Company appointed Ben Wong as the new Chief Executive Officer on February 1, 2013.
(2)	Ben Wong was elected as the director at the Company’s 2012 annual shareholders meeting on November 16, 2012.
(3)	Man Sing Lai resigned as the Company’s Independent Director on August 22, 2013.
(4)	Kenneth Lap-Yin Chan resigned as the Company’s Director and Chief Operating Officer on September 22, 2013

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2013: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 39,474,495 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2013. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Chung-Lun Yang (4) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	26,622,000	67.1%
Ben Wong (2) 11A, Tower 2, Bellagio, 33 Castle Peak Road, Sham Tseng, New Territories, Hong Kong	1,800	0.0%
Philip Tsz Fung Lo (2) 30C, Block 2, Hanley Villa, 18 Yau Lai Road, Tsuen Wan, New Territories, Hong Kong	0	0.0%
Kun Lin Lee (3) 7F, No 16 Huan-her East Road Sec 4, Yuan Ho City, Taipei, Taiwan	270,000	1.0%
Kenneth Lap-Yin Chan (3) Flat B, 8/F., Block 19, South Horizons, Aplei Chau, Hong Kong	0	0.0%
Ming Yan Leung (2) G/F., 11 Ka Fuk Lane, Tuen Mun, New Territories, Hong Kong	0	0.0%
Man Sing Lai (5) Flat B, 23/F., Block 31, Laguna City, Cha Kwo Ling Road, Kwun Tong, Kowloon, Hong Kong	0	0.0%
Ho Man Yeung (4) Block 4, 7/F. Unit B, The Grand Panorama, 10 Robinson Road, Central, Hong Kong	0	0.0%
Wing Sun Leung (4) 5658 Owens Drive, #202, Pleasanton, CA 94588, USA	0	0.0%
Farburn Holdings Limited (6) 1601 Beverly House, 93-107 Lockhart Road, Wanchai, Hong Kong.	3,600,000	9.1%
Ho Fun Cheng (6) 1601 Beverly House, 93-107 Lockhart Road, Wanchai, Hong Kong.	3,600,000	9.1%
All Directors and Officers as a Group	26,893,800	67.8%

(1)	Applicable percentage of ownership is based on 39,684,495 shares of Common Stock outstanding as of December 31, 2013, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.
(2)	Executive Officer
(3)	Former Executive Officer
(4)	Director Except as otherwise set forth, information on the stock ownership of these persons was provided to us by such persons.
(5)	Former Director

(6)	The shares are owned directly by Farburn Holdings Limited (“Farburn”) and indirectly by Ho Fun Cheng (“Mr. Cheng”) through his equity ownership in Farburn. In addition, Mr. Cheng is the sole director of Farburn, and may be deemed as beneficial owner of these shares. Farburn acquired these shares from the Company pursuant to certain Amended and Restated Finder and Consulting Agreement dated October 15, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

As of December 31, 2013 and 2012, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $931,652 and $3,658,359, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the years ended December 31, 2013 and 2012, we received service charges of $15,384 and $5,769 respectively from Solution. The service fee was charged for back office support for Solution.

During the years ended December 31, 2013 and 2012, we sold products for $3,530,784 and $1,000 respectively, to Solution. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Solution

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) (formerly Overseas Trust Bank Limited) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest.

During the years ended December 31, 2013 and 2012, we received service charges of $3,077 and $7,769 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2013 and 2012, we sold products for $2,000,782and $17,457 respectively, to Systematic Information. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”).

During the years ended December 31, 2013 and 2012, we received service charges of $1,026 and $0 respectively from Global. The service fee was charged for back office support for Global.

During the years ended December 31, 2013 and 2012, we sold products for $1,564,213 and $0 respectively, to Global. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Global.

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2013 and 2012, we sold products for $25,536 and $21,784 respectively, to Atlantic Storage. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Atlantic Storage.

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

Transactions with Aristo Components Limited

Mr. Ben Wong appointed as new Chief Executive Officer on February 1, 2013. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2013 and 2012, we received a management fee of $12,308 and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”). During the years ended December 31, 2013 and 2012, we received a service fee of $0 and $9,615 respectively from Ocean. The service fee was charged for back office support for Ocean.

During the years ended December 31, 2013 and 2012, we sold products for $13,924 and $0 respectively, to Ocean. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Ocean.

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

The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by Albert Wong & Co. LLP CPA during the years ended December 31, 2013 and 2012. Albert Wong & Co. LLP CPA audited our annual financial statements for the year ended December 31, 2013 and 2012.

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$107,000	$116,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$107,000	$116,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Albert Wong & Co. CPA firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by Albert Wong & Co. LLP CPA firm includes audited fees for auditing our 2013 annual financial statements. Audit Fees billed by Albert Wong & Co. CPA firm includes audited fees for auditing our 2012 annual financial statements and interim reviews for 2012 to 2013.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2013 or 2012.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2013 or 2012.
(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2013 or 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report
(2)	The financial statements listed in the Index are filed as part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of incorporation of the Company, together with all amendments thereto, as filed with the Secretary of State of the State of Delaware, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

USMART MOBILE DEVICE INC.

By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben Wong	Chief Executive Officer and Director	April 15, 2014
Ben Wong	(Principal Executive Officer)

/s/ Philip Tsz Fung Lo	Chief Financial Officer	April 15, 2014
Philip Tsz Fung Lo	(Principal Financial and Accounting
Officer)

/s/ Chung-Lun Yang	Chairman of the Board of Directors	April 15, 2014
Chung-Lun Yang

/s/ Ho Man Yeung	Director	April 15, 2014
Ho Man Yeung

/s/ Wing Sun Leung	Director	April 15, 2014
Wing Sun Leung

USmart Mobile Device Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2013 and December 31, 2012 and

For the Years Ended December 31, 2013 and 2012

With Report of Independent Registered Public Accounting Firm

Albert Wong & Co. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

To:	The board of directors and stockholders of
USmart Mobile Device Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of USmart Mobile Device Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USmart Mobile Device Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 22 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, United States of America	Albert Wong & Co. LLP
April 15, 2014	Certified Public Accountants

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2013	2012

ASSETS
Current assets:
Cash and cash equivalents		$231,119	$639,462
Restricted cash		-	838,413
Accounts receivable, net of allowance for doubtful accounts of $555,993 for 2013 and $98,061 for 2012		1,358,873	1,227,703
Inventories, net	3	1,081,511	4,616,148
Other current assets		91,618	776,868

Total current assets		$2,763,121	$8,098,594

Long-term assets:
Property, plant and equipment, net	4	8,212,849	9,586,055
Investments in a jointly-controlled entity	18	-	2,818,307
Goodwill	20	-	11,341,123
Other deposits		138,234	165,325
Amounts due from Aristo / Mr. Yang	6	931,652	3,658,359

TOTAL ASSETS		$12,045,856	$35,667,763

LIABILITIES
Current liabilities:
Accounts payable		$623,069	$358,006
Amount due to related companies		-	9,209,313
Accruals		554,231	375,513
Lines of credit and loan facilities	7	3,178,580	8,319,321
Bank loans	8	3,222,113	6,099,309
Current portion of loan from a third party		641,026	-
Current portion of capital lease	5	75,917	96,506
Income tax payable		(177,291)	(177,291)
Due to shareholders for converted pledged collateral		112,385	112,385
Other current liabilities		12,444,000	12,386,002

Total current liabilities		$20,674,030	$36,779,064

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	Notes	2013	2012

Long-term liabilities:
Loan from a third party, less current portion		6,410,256	-
Capital lease, less current portion	5	$57,511	$133,428
Deferred tax liabilities		5,569	74,289

Total long-term liabilities		6,473,336	207,717

TOTAL LIABILITIES		$27,147,366	$36,986,781

NET ASSETS (LIABILITIES)		$(15,101,510)	$(1,319,018)

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and 2012		-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,474,495 shares issued and outstanding as of December 31, 2013 and 2012		39,685	39,475
Additional paid in capital		4,333,723	4,321,333
Exchange reserve		(1,810)	2,072
Retained earnings (deficits)		$(16,879,337)	$(3,539,251)

		$(12,507,739)	$823,629
Non-controlling interest		(2,593,771)	(2,142,647)

TOTAL STOCKHOLDERS’ EQUITY		$(15,101,510)	$(1,319,018)

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Notes	2013	2012

Net sales		$72,175,289	$161,385,167
Costs of sales		(71,949,939)	(160,993,711)

Gross profit (loss)		$225,350	$391,456

Operating expenses
Sales and marketing expenses		154,014	331,086
General and administrative expenses		4,906,299	5,873,667

Income (loss) from operations		$(4,834,963)	$(5,813,297)

Other expenses (income)
Rental income		(167,134)	(196,241)
Interest expenses		1,041,095	1,011,080
Management and service income		(331,816)	(144,423)
Interest income		(2,000)	(2,727)
Profit on disposals of fixed assets		(1,930,234)	(256)
Loss on disposals of investments		68,333	-
Exchange differences		(28,729)	8,422
Reverse for provision of doubtful account		-	(1,662,648)
Miscellaneous		(173,079)	(175,038)
Impairment of goodwill		11,341,123	-
Share result of a jointly-controlled entity	18	(883,199)	181,693

Income (loss) before income taxes		$(13,769,323)	$(4,833,159)

Income tax (reversal) provision	11	21,887	32,950

Net income (loss)		$(13,791,210)	$(4,866,109)

Attributable to :
Non-controlling interest		(451,124)	(152,371)
Shareholders of the Company		(13,340,086)	(4,713,738)

		(13,791,210)	(4,866,109)

Earnings (loss) per share – basic and diluted		$(0.34)	$(0.14)

Weighted average number of shares – basic and diluted	13	39,562,522	32,734,799

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Reserve	Retained earnings (accumulated losses)	Total

Balance, January 1, 2012	29,025,436	$29,026	$3,753,577	$-	1,180,299	$4,962,902
Issue of capital	10,449,059	10,449	567,756	-	-	578,205
Dividend paid	-	-	-	-	(5,812)	(5,812)
Exchange reserve	-	-	-	2,072	-	2,072
Net income (loss)	-	-	-	-	(4,713,738)	(4,713,738)

Balance, December 31, 2012	39,474,495	$39,475	$4,321,333	$2,072	(3,539,251)	$823,629

Balance, January 1, 2013	39,474,495	$39,475	$4,321,333	$2,072	(3,539,251)	$823,629
Issue of capital	210,000	210	12,390	-	-	12,600
Exchange reserve	-	-	-	(3,882)	-	(3,882)
Net income (loss)	-	-	-	-	(13,340,086)	(13,340,086)

Balance, December 31, 2013	39,684,495	$39,685	$4,333,723	$(1,810)	(16,879,337)	$(12,507,739)

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2013	2012

Cash flows provided by (used for) operating activities :
Net (loss) income		$(13,340,086)	$(4,713,738)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Reversal of bad debts		-	1,662,648
Allowance for doubtful accounts		457,932	-
Depreciation and amortization		756,596	564,117
Change in inventory reserve		662,093	1,576,923
Issuance of common stocks to consultant as:
- professional fee for consultant services		12,600	572,400
Gain on disposal of fixed assets		(1,930,234)	(256)
Loss on disposal of investments		68,333	-
Loss (gain) on investment in a jointly-controlled entity		(883,199)	181,693
Loss share by non-controlled party		(451,124)	(152,371)
Amortization of goodwill reserve		11,341,123	-
Dividend paid		-	(7)
Exchange reserve		(3,882)	2,072

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other		(589,104)	11,141,876
Inventories		2,872,546	(2,444,047)
Other current assets		685,251	(632,226)
Other assets		27,091	(94,604)

Increase (decrease) in liabilities
Accounts payable – other		265,063	(24,130,109)
Account payable – related parties		(9,209,313)	9,209,313
Accrued expenses		178,718	(167,869)
Income tax payable		-	24,777
Deferred tax		(68,720)	11,044
Other current liabilities		57,999	10,183,714

Total adjustments		$4,249,769	$7,509,088

Net cash provided by (used for) operating activities		$(9,090,317)	$2,795,350

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

	Notes	2013	2012

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang		$3,961,166	$5,459,164
Advanced to Aristo / Mr. Yang		(1,234.459)	(3,337,123)
Net cash inflow on acquisition on subsidiaries	10(b)	-	(1,992,741)
Investment in a jointly-controlled entity		-	(3,000,000)
(Increase) decrease in restricted cash		838,413	1,383,335
Cash proceeds from sales of fixed assets		2,587,949	256
Cash proceeds from sales of investments		3,633,173	-
Purchase of fixed assets		(41,105)	(175)

Net cash provided by (used for) investing activities		$9,745,137	$(1,487,284)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable		$(5,140,742)	$(5,323,257)
Principal payments to bank		(6,018,222)	(1,122,397)
Borrowings from bank		3,141,026	5,064,103
Borrowings from non-controlled party		7,051,282	150,000
Principal payments under capital lease obligation		(96,507)	(109,872)

Net cash provided by (used for) financing activities		$(1,063,163)	$(1,341,423)

Net increase (decrease) in cash and cash equivalents		$(408,343)	$(33,357)

Cash and cash equivalents – beginning of year		639,462	672,819

Cash and cash equivalents – end of year		$231,119	$639,462

Supplementary disclosure of cash flow information:
Interest paid		$1,041,095	$1,011,080
Income tax paid (reversal)		$-	$(2,870)

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization and principal activitY

Organization and Basis of Presentation

USmart Mobile Device Inc. (“USmart”) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgins Island (“Jussey”) (please refer to Note 17 for more information on the acquisition).

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

(v)	Dongguan Kezheng Electronics Limited (“Kezheng”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC which is acquired through an acquisition of its ultimate holding company, Jussey.

The Company owns 100% equity interest of ACL International Holdings Limited, a Hong Kong incorporated company, which owns:

(i)	100% equity interest of Atlantic (restructured on December 17, 2010); and

(ii)	100% equity interest of Jussey Investments Limited, a company incorporated in British Virgin Islands (acquired by ACL Holdings on September 28, 2012) which owns:

a.	100% equity interest in eVision; and

b.	80% equity interest in USmart, which owns 100% equity interest in Kezheng.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization and principal activitY (CONTINUED)

On March 23, 2010, USmart concluded that Aristo, a related company solely owned by Mr. Yang is a variable interest entity under FASB ASC 810-10-25 and is therefore subject to consolidation with USmart beginning fiscal year 2007 under the guidance applicable to variable interest entities.

Business Activity

USmart Mobile Device Inc. was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its indirectly wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components and SMD (smartphone panels). On September 27, 2013, the Company sold the entire 30% equity interest of ATMD. Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2013. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	100	$0.13
Alpha Perform Technology Limited	BVI	100	$1,000
Atlantic Components Limited (1)	Hong Kong	100	$384,615
Aristo Technologies Limited (2)	Hong Kong	100	$1,282
Dongguan Kezheng Electronics Limited (3)	PRC	80	$680,499
eVision Telecom Limited (4)	Hong Kong	100	$25,641
Jussey Investments Limited (1)	BVI	100	$1
USmart Electronic Products Limited (4)	Hong Kong	80	$1.28
Note:	(1) Wholly owned subsidiary of ACL International Holdings Limited

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond.  Aristo 2013 and 2012 sales were around 7 million and 2 million; it was only a small distributor that accommodated special requirements for specific customers.

Aristo supplies different generations of computer related products. Old generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old products carrying on hand for ten years will have no resell value. Therefore, inventories on hand over ten years will be written-off by Aristo immediately.

The Company sells to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers.  The sales to Aristo for fiscal year 2013 were $3,337,735 with account receivable of $4,850,769 as of December 31, 2013. For fiscal year 2012 were $106,031 with account receivable of $5,323,933 as of December 31, 2012. For fiscal year 2011 were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010 were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

(g)	Account receivable

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Summary of significant accounting policies (Continued)

(h)	Accounting for the impairment of long-lived assets

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

Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. The reserve for obsolescence was decreased by $662,093 from $2,625,375 as of December 31, 2012 to $1,963,282 as of December 31, 2013. Inventory obsolescence reserves totaled $2,625,375 including acquired from subsidiaries $339,078 as of December 31, 2012.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Summary of significant accounting policies (Continued)

(l)	Income taxes (Continued)

The Company did not have any interest or penalty recognized in the income statements for the period ended December 31, 2013 and December 31, 2012 or the balance sheet, as of December 31, 2013 and December 31, 2012. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2011, 2012 and 2013 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, 2013/14 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010, 2011, 2012 and 2013 PRC income tax returns are subject to PRC State Administration of Taxation examination.

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

(n)	Revenue recognition

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $1,121 and $1,250 for the years ended December 31, 2013 and 2012, respectively.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

(t)	Reclassification

Certain amounts in the prior period have been reclassified to conform to the current consolidated financial statement presentation.

(u)	Recently issued Accounting Guidance

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement.The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

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

The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)

(u)	Recently issued Accounting Guidance (Continued)

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose" the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Summary of significant accounting policies (Continued)

(u)	Recently issued Accounting Guidance (Continued)

In April 2013, FASB Accounting Standards Update 2013-07,Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

●	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).
●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2013	December 31, 2012
Finished goods	$3,044,793	$7,241,523
Less allowance for excess and obsolete inventory	(1,963,282)	(2,625,375)

Inventory, net	$1,081,511	$4,616,148

The following is a summary of the change in the Company's inventory valuation allowance:

	December 31, 2013	December 31, 2012
Inventory valuation allowance, beginning of the year	$2,625,375	$709,374
Obsolete inventory sold	(662,093)	-
Additional inventory provision	-	1,916,001

Inventory valuation allowance, end of year	$1,963,282	$2,625,375

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2013	December 31, 2012
At cost
Land and buildings	$8,574,682	$9,375,558
Automobiles	642,241	658,772
Office equipment	268,863	268,863
Leasehold improvements	543,550	543,550
Furniture and fixtures	57,302	57,302
Machinery	668,185	668,185

	$10,754,823	$11,572,230
Less: accumulated depreciation	(2,541,974)	(1,986,175)

	$8,212,849	$9,586,055

Depreciation and amortization expense included in the general and administrative expenses for the years ended December 31, 2013 and 2012 were $756,596 and $564,117 respectively.

Automobiles include the following amounts under capital leases:

	December 31, 2013	December 31, 202
Cost	$399,473	$469,754
Less accumulated depreciation	(341,876)	(302,106)

Total	$57,597	$167,648

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	CAPITAL LEASE OBLIGATIONS

The Company leases automobiles under three capital leases that will expire between April 2014 and December 2015. Aggregate future obligations under the capital leases in effect as of December 31, 2013 and 2012 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	December 31, 2013	December 31, 2012
Current portion	$75,917	$96,506
Non-current portion	57,511	133,428

	$133,428	$229,934

At December 31, 2013 and 2012, the value of automobiles under capital leases as follows:

	December 31, 2013	December 31, 2012
Cost	$399,473	$469,754
Less: accumulated depreciation	(341,876)	(302,106)

	$57,597	$167,648

At December 31, 2013 and 2012, the Company had obligations under capital leases repayable as follows:

	December 31, 2013	December 31, 2012
Total minimum lease payments
-Within one year	$81,906	$103,890
- After one year but within 5 years	60,351	143,430
	$142,257	$247,320
Interest expenses relating to future periods	(8,829)	(17,386)
Present value of the minimum lease payments	$133,428	$229,934

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of December 31, 2013 and 2012, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $931,652 and $3,658,359, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the years ended December 31, 2013 and 2012, we received service charges of $15,384 and $5,769 respectively from Solution. The service fee was charged for back office support for Solution.

During the years ended December 31, 2013 and 2012, we sold products for $3,530,784 and $1,000 respectively, to Solution. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Solution

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest.

During the years ended December 31, 2013 and 2012, we received service charges of $3,077 and $7,769 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the years ended December 31, 2013 and 2012, we sold products for $2,000,782and $17,457 respectively, to Systematic Information. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Systematic Information.

A workshop located in Hong Kong owned by Systematic Information was used by the Company as collateral for loans from BEA Bank.

Transactions with Global Mega Development Limited

Mr. Yang is the sole beneficial owner of the equity interests of Global Mega Development Ltd. (“Global”).

During the years ended December 31, 2013 and 2012, we received service charges of $1,026 and $0 respectively from Global. The service fee was charged for back office support for Global.

During the years ended December 31, 2013 and 2012, we sold products for $1,564,213 and $0 respectively, to Global. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Global.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Atlantic Storage Devices Limited

Mr. Yang is a director and 40% shareholder of Atlantic Storage Devices Ltd. (“Atlantic Storage”). The remaining 60% of Atlantic Storage is owned by a non-related party. During the years ended December 31, 2013 and 2012, we sold products for $25,536 and $21,784 respectively, to Atlantic Storage. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Atlantic Storage.

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

Transactions with Aristo Components Limited

Mr. Ben Wong appointed as new Chief Executive Officer on February 1, 2013. He is a 90% shareholder of Aristo Components Ltd. (“Aristo Comp”). The remaining 10% of Aristo Comp is owned by a non-related party. During the years ended December 31, 2013 and 2012, we received a management fee of $12,308 and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”). During the years ended December 31, 2013 and 2012, we received a service fee of $0 and $9,615 respectively from Ocean. The service fee was charged for back office support for Ocean.

During the years ended December 31, 2013 and 2012, we sold products for $13,924 and $0 respectively, to Ocean. As of December 31, 2013 and 2012, there were no outstanding accounts receivables from Ocean.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	REVOLVING LINES OF CREDIT AND LOAN FACILITIES

The Company has available to it a $897,436 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $897,290 at December 31, 2013 and $897,000 at December 31, 2012. The line of credit bears interest at the higher of Hong Kong prime rate or HIBOR plus 2% for HKD facilities and LIBOR plus 1.75% for other currency facilities as of December 31, 2013. The weighted average interest rate approximated 5.25% for 2013 and 2012.

The Company has available to it a $769,231 revolving line of credit with The Bank of East Asia, Limited (“BEA”) with an outstanding balance of $761,089 at December 31, 2013 and $764,761 at December 31, 2012. The line of credit bears interest at the higher of Hong Kong prime rate plus 0.25% or HIBOR plus 2% for HKD facilities and LIBOR plus 2% for other currency facilities as of December 31, 2013. The weighted average interest rate approximated 5.5% for 2013 and 2012.

The Company has available to it a $2,435,897 revolving line of credit with The Fubon Bank (Hong Kong) Limited (Fubon”) with an outstanding balance of 1,520,201 at December 31, 2013 and $0 at December 31, 2012. The line of credit bears interest at the higher of HIBOR plus 3.5% for HKD facilities and LIBOR plus 3.5% for other currency facilities as of December 31, 2013. The weighted average interest rate approximated 6.5% for 2013.

The summary of banking facilities at December 31, 2013 is as follows:

	Granted facilities			Utilized facilities		Not Utilized Facilities
Lines of credit and loan facilities
Import/Export Loan		4,102,564			3,178,580		923,984
	$			$		$

Bank Loans		3,222,113	(a)		3,222,113		-
Revolving Short Term Loan		1,538,462	(a)		1,538,168		294
Overdraft		64,103	(b)		61,758		2,345

		$8,927,242			$8,000,619		$926,623

(a) The bank loans are combined from the summary of Note (8), total bank loans amount to USD7,630,946 with a revolving short term loan of USD1,538,168. The revolving short term loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of USD1,538,462, bearing an interest rate of 0.5% below Hong Kong prime rate per annum.

(b) Including in cash and cash equivalents

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOANS

Bank loans were comprised of the following as of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $13,291 including interest through December 2013 without any balloon payment requirements	$89,744	$243,590

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $46,065 including interest through December 2013 without any balloon payment requirements	683,761	1,196,581

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of December 31, 2013 and 2012 +0.5%, payable in monthly installments of $55,939 including interest through December 2013 without any balloon payment requirements	859,612	1,574,812

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.28% as of December 31+2%, it was fully repaid on 23 September, 2013	-	456,123

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at December 31, 2012 -2.5%, it was fully repaid on 23 September, 2013	-	584,573

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at December 31, 2012 +2%, it was fully repaid on 23 September, 2013	-	703,598

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2012 -2.4%, it was fully repaid on 23 September, 2013	-	1,340,032

Installment loan having a maturity date in 23 September, 2028 and carrying an interest rate of 2% per annum over one month HIBOR (0.2143% at December 31, 2013) from Fubon Bank payable in monthly installments of $6,283 including interest through December 2013 without any balloon payment requirements	947,971	-

Term loan having a maturity due in 23 January, 2014 and carrying an interest rate of 3.88429 per annum from Fubon Bank without any balloon payment requirements	641,025	-

	$3,222,113	$6,099,309

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOANS (CONTINUED)

An analysis on the repayment of bank loan as of December 31, 2013 and December 31, 2012 are as follow:

	December 31, 2013	December 31, 2012
Carrying amount that are repayable on demand or within twelve months from
December 31, 2013 containing a repayable on demand clause:
Within twelve months	$1,937,063	$1,529,282

Carrying amount that are not repayable within twelve months from September 30, 2013 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$505,656	$2,142,751
After 2 years, but within 5 years	118,775	467,232
After 5 years	660,619	1,960,044

	$1,285,050	$4,570,027

	$3,222,113	$6,099,309

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Fubon Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

3.	Collateral for loans from Fubon Bank
(a)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(b)	an unlimited personal guarantee by Mr. Yang

NOTE 9.	other current liabilities

The other current liabilities consisted the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Revolving short term loan	$1,538,168	$1,531,637
Trade deposit from customers	7,725,475	9,896,635
Temporary receipts	2,242,999	-
Others	937,358	957,730

	$12,444,000	$12,386,002

The trade deposit from customers consists of letter of credits received from our customers which were financed by the bank.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	LOAN FROM A THIRD PARTY

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

7,051,282

The Loan facility is to provide purpose temporary relief for the Company’s liquidity during the negotiation with new banker for a better term on a new banking facility.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	Income taxes

Income tax (reversal) expense amounted to $21,887 for 2013 and $32,950 for 2012 (an effective rate of -0.16% for 2013 and -0.02% for 2012). A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2013	December 31, 2012
Computed tax at federal statutory rate	$-	$-
Tax rate differential on foreign earnings of Atlantic and Aristo,
Hong Kong based companies	(83,680)	(353,440)
Federal tax penalty provision	80,000	-
Tax (over) under provision for Atlantic	(68,720)	32,950
Tax paid by Kezheng	10,607	-
Net operating loss carry forward	83,680	353,440

	$21,887	$32,950

The income tax provision consists of the following components:

	December 31, 2013	December 31, 2012
Federal	$80,000	$-
Foreign	(58,113)	32,950

	$21,887	$32,950

The Components of the deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Net operating losses	$4,681,570	$1,837,120

Total deferred tax assets	$4,687,570	$1,837,120
Less: valuation allowance	(4,687,570)	(1,837,120)

	$-	$-

The Company did not have any interest and penalty not to recognize- in the income statements for the year ended December 31, 2013 and 2012 or balance sheet as of December 31, 2013 and 2012. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2011, 2012, and 2013 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12 2012/13, and 2013/14 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010, 2011, 2012 and 2013 PRC income tax returns are subject to PRC State Administration of Taxation examination.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	CASH FLOW INFORMATION

(a)	Cash paid during the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Interest paid	$1,041,095	$1,011,080
Income taxes (reversal) paid	$-	$(2,870)

(b)	Net cash inflow on acquisition of subsidiaries as of December 31, 2013 and December 31, 2012 are as follow:

	December 31, 2013	December 31, 2012
Cash consideration paid up to December 31, 2013 and 2012	$-	$2,150,000
Cash and cash equivalents acquired	-	(157,259)
Net cash inflow in respect of acquisition of subsidiaries	$-	$1,992,741

NOTE 13.	WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2013 and 2012 since there were no outstanding options at December 31, 2013 and 2012.

NOTE 14.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company had a non-exclusive Distributorship Agreement with Samsung Electronics Hong Kong Co., Ltd. (“Samsung”), which was initially entered into in May 1993 and has been renewed annually. The Company’s Samsung business was formerly handle through its indirect wholly owned subsidiary, Atlantic. After April 1, 2012, Atlantic integrates its business relating to purchasing semiconductors and electronic parts from Samsung to the new joint venture, ATMD. ATMD has signed a new non-exclusive Distributorship Agreement with Samsung. The non-exclusive Distributorship Agreement between Atlantic and Samsung was expired in June 30, 2012. On September 27, 2013, the Company sold the entire 30% equity interest of ATMD.

In addition, the Company’s operations and business viability are to a large extent dependent on the provision of management services and financial support by Mr. Yang. See Note 8 of the Notes to Consolidated Financial Statements for Mr. Yang’s support on the Company’s banking facilities.

NOTE 15.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $32,872 for 2013 and $29,552 for 2012.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	COMMITMENTS

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2013:

	Related parties	Others	Total
Year ending December 31,
2014	$-	$376,760	$376,760
2015	-	177,033	177,033
Thereafter	-	525,100	525,100
Total	$-	$1,078,893	$1,078,893

See Note 6 of the Notes to Consolidated Financial Statements for related party leases. All leases expire prior to December 31, 2018. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2013. Rent expense for the years ended December 31, 2013 and 2012 totaled $475,571 and $241,699, respectively.

NOTE 17.	STOCK DIVIDEND

On May 28, 2012, the Company paid a special dividend of the common stock to its shareholders. 5,805,059 shares of common stock were issued and an additional $7.47 was paid to shareholders for fractional shares. There are no dividends being paid for the year 2013.

NOTE 18.	INVESTMENTS IN A JOINTLY-CONTROLLED ENTITY

In March 2012, the Company and Tomen Devices Corporation established ATMD (Hong Kong) Limited, a joint venture operating in Hong Kong. Under the terms of the agreement, USmart’s contribution comprised cash of $3 million.

Particulars of the jointly-controlled entity are as follows:

		Percentage of
Name	Place of registration	Ownership interest	Voting power	Profit sharing	Principal activity
ATMD (Hong Kong) Limited	Hong Kong	30	30	30	Trading

All shareholding in the above entity are in ordinary shares or the equivalent and are stated to the nearest percentage point.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	INVESTMENTS IN A JOINTLY-CONTROLLED ENTITY (CONTINUED)

The following table illustrates the summarized financial information of the Company’s jointly-controlled entity:

	December 31, 2013	December 31, 2012

Share of jointly-controlled entity's assets and liabilities:
Current assets	$-	$23,490,550
Non-current assets	-	69,921
Current liabilities	-	(20,742,164)

	$-	$2,818,307

Share of jointly-controlled entity's results:
Net sales	$-	$48,674,460
Gross profit	-	698,848
Net loss	-	(181,693)

On September 27, 2013 the Company sold the entire 30% equity interest of ATMD.

NOTE 19.	ACQUISITION

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	ACQUISITION (CONTINUED)

The purchase price was allocated as follows:

Purchase Consideration:
Acquisition obligation payable to sellers	$2,150,000
Direct costs relating to acquiree	20,000
Less: cash acquired	(157,259)

Net purchase consideration	$2,012,741

Assets Acquired

Net tangible assets acquired:
Fixed assets	$355,481
Inventories	654,757
Trade receivables, deposits, prepayment and other receivables	717,369
Restricted cash	132,706
Trade payables, other creditors and accruals	(13,328,971)
Non-controlled interest	2,140,276

Net tangible assets acquired	$(9,328,382)

Purchase consideration in excess of net tangible assets	$11,341,123

Allocated to:
Trademark	$53,955
License contracts	11,287,168

$11,341,123

The purchase price allocation was computed based on fair value report from the independent valuator.

Jussey’s results of operations are consolidated with the Company effective October 1, 2012.

The intangible assets were fully amortized as of December 31, 2013, see Note 20 for details.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	INTANGIBLE ASSETS

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

The intangible assets are summarized in the following table which provides the gross carrying value and accumulated amortization for each major class of intangible assets other than goodwill:

	Remaining useful life	December 31, 2013	December 31, 2012
Gross carrying amount:
Trademark	12 months	$53,955	$53,955
License contracts	12 months	11,287,168	11,287,168

		11,341,123	11,341,123
Less : Accumulated amortization
Trademark		$53,955	$-
License contracts		11,287,168	-

		11,341,123	-

Intangible assets, net		$-	$11,341,123

The aggregate amortization expense for those intangible assets that continue to be amortized is reflected in amortization of intangible assets in the Condensed Consolidated Statements of Income (Unaudited) and was $11,341,123 and $0 for the year ended December 31, 2013 and 2012 respectively.

The written down of the carrying amount of the intangible assets are based on evaluation of the future revenue generated from the concerned intangible assets. Due to the slowing down of the projected order and the narrowing down of gross margin of the projects, the Company decided to fully write down $11,341,123 of the entire carrying value of the intangible assets.

NOTE 21.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2014 through April 15, 2014, the date these financial statements are issued. The Company has determined that there were no material subsequent events.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from shareholders.

For the year ended December 31, 2013, the Company has generated revenue of $72,175,289 and has incurred an accumulated deficit $16,879,337. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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