Form 10-Q
period 2014-03-31
USmart Mobile Device Inc.
filed 2014-05-22
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 39,684,495 shares of common stock outstanding as of May 20, 2014.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2014 (Unaudited)	As of December 31, 2013 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$-	$231,119
Restricted cash		-	-
Accounts receivable, net of allowance for doubtful accounts of $0 for 2014 and $555,993 for 2013		-	1,358,873
Inventories, net	3	-	1,081,511
Current assets (liabilities) held for disposal		(12,390,969)	-
Other current assets		-	91,618

Total current assets		$(12,390,969)	$2,763,121

Long-term assets:
Property, plant and equipment, net	4	-	8,212,849
Other deposits		-	138,234
Amounts due from Aristo / Mr. Yang	7	-	931,652

TOTAL ASSETS		$(12,390,969)	$12,045,856

LIABILITIES
Current liabilities
Accounts payable		$-	$623,069
Accruals		296,778	554,231
Lines of credit and loan facilities	8	-	3,178,580
Bank loans	9	-	3,222,113
Current portion of loan from a third party	12	-	641,026
Current portion of capital lease	5	-	75,917
Income tax payable		-	(177,291)
Due to shareholders for converted pledged collateral		112,533	112,385
Other current liabilities	10		12,444,000

Total current liabilities		$409,311	$20,674,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of March 31, 2014 (Unaudited)	As of December 31, 2013 (Audited)
Long-term Liabilities
Loan from a third party, less current portion		$-	$6,410,256
Capital lease, less current portion	5	-	57,511
Deferred tax liabilities		-	5,569

Total long-term liabilities		-	6,473,336

TOTAL LIABILITIES		$409,311	27,147,366

NET ASSETS (LIABILITIES)		$(12,800,280)	(15,101,510)

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013		$-	$-
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,684,495 shares issued and outstanding as of March 31, 2014 and December 31, 2013		39,685	39,685
Additional paid in capital		4,333,723	4,333,723
Exchange reserve		(3,327)	(1,810)
Retained earnings (deficits)		(17,170,361)	(16,879,337)
		(12,800,280)	(12,507,739)
Non-controlling interest		-	(2,593,771)
TOTAL STOCKHOLDERS’ EQUITY		(12,800,280)	(15,101,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)

Net sales		$561,870	$14,460,228
Costs of sales		587,308	14,558,743

Gross profit (loss)		$(25,438)	$(98,515)

Operating expenses
Selling and distribution costs		87,375	32,661
General and administrative expenses		211,448	1,086,856

Income (loss) from operations		$(324,261)	$(1,218,032)

Other expenses (income)
Rental income		-	(44,038)
Interest expenses		-	221,469
Management and service income		31,488	(42,332)
Interest income		3	(530)
Loss (profit) on disposals of fixed assets		-	(1,872,724)
Exchange differences		(3,360)	2,841
Miscellaneous		5,106	(52,562)
Share result of a jointly-controlled entity		-	(318,488)

Income (loss) before income taxes		$(291,024)	$888,332

Income taxes provision (reversal)		-	-

Net income (loss)		$(291,024)	$888,332

Attributable to:
Non-controlling interest		-	(93,830)
Shareholders of the Company		(291,024)	982,162

		$(291,024)	$888,332

Earnings (loss) per share – basic and diluted		$(0.01)	$0.02

Weighted average number of shares – basic and diluted	11	39,684,495	39,474,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of March 31, 2014 (Unaudited)	As of March 31, 2013 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$(291,024)	$982,162

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		-	-
Depreciation and amortization		-	119,846
Change in inventory reserve		-	(48,055)
Loss (gain) on disposal of fixed assets		-	(1,872,724)
Loss (gain) on investment in a jointly-controlled entity		-	(318,488
Loss (gain) share by non-controlled party		-	(93,830)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable		1,358,873	241,333
Inventories		1,081,511	400,924
Other current assets		91,618	(32,137)
Current asset held for disposal		12,390,969
Other assets		138,234	13,963

Increase (decrease) in liabilities

Accounts payable		(623,069)	(197,579)
Accounts payable – related parties		-	(500,000)
Accrued expenses		(257,453)	(23,962)

Income tax payable		171,722	0
Other current liabilities		(12,444,000)	637,282

Total adjustments		$1,908,405	$(1,673,427)

Net cash provided by (used for) operating activities		$1,617,381	$(691,265)

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$148	$0
Advanced to Aristo / Mr. Yang		931,652	(218,814)
Decrease (increase) of restricted cash		-	(2,484)
Decrease in Minority Interest		2,592,254	-
Decrease of Fixed assets		8,212,849	2,531,391

Net cash provided by (used for) investing activities		$11,736,903	$2,310,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Notes	As of March 31, 2014 (Unaudited)	As of March 31, 2013 (Unaudited)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and loans		$(10,229,862)	$(1,923,336)
Principal payments to bank		(3,222,113)	(378,858)
Principal payments under capital lease obligation		(133,428)	(23,981)

Net cash provided by (used for) financing activities		$(13,585,403)	$(2,326,175)

Net increase (decrease) in cash and cash equivalents		$(231,119)	$(704,863)

Cash and cash equivalents–beginning of year		231,119	639,462

Cash and cash equivalents–end of year		$-	$(67,885)

Supplementary disclosure of cash flow information:
Interest paid		$-	$221,469

Income tax paid (reversal)		$(177,291)	$0

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2014. The following table depicts the identity of the subsidiary:

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

The Company sold to Aristo in order to fulfill Aristo’s periodic need for memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. The sales to Aristo during the first quarter of 2014 and 2013 were $Nil. For fiscal year 2013, sales to Aristo were $3,337,735 with account receivable of $4,850,769 as of December 31, 2013. For fiscal year 2012, sales to Aristo were $106,031 with account receivable of $5,323,933 as of December 31, 2012. For fiscal year 2011, sales to Aristo were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2014 and March 31, 2013 or the balance sheet, as of March 31, 2014 and December 31, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $0 and $86 for the period ended March 31, 2014 and 2013, respectively.

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;

-The private company lessee has a leasing arrangement with the lessor;

-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3.	Inventories

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Finished goods	$-	$3,044,793
Less allowance for excess and obsolete inventory	-	(1,963,282)

Inventory, net	$-	$1,081,511

The following is a summary of the change in the Company’s inventory valuation allowance:

	March 31, 2014	December 31, 2013

Inventory valuation allowance, beginning of the period	$-	$2,625,375
Obsolete inventory sold	-	(662,093)
Additional inventory provision	-	0

Inventory valuation allowance, end of period	$-	$1,963,282

Note 4.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

At cost
Land and buildings	$-	$8,574,682
Automobiles	-	642,241
Office equipment	-	268,863
Leasehold improvements	-	543,550
Furniture and fixtures	-	57,302
Machinery	-	668,185

	$-	$10,754,823
Less: accumulated depreciation	-	(2,541,974)

	$-	$8,212,849

Depreciation and amortization expense totaled $0 and $119,846 for the three months ended March 31, 2014 and 2013, respectively.

Automobiles include the following amounts under capital leases:

	March 31, 2014	December 31, 2013

Cost	$-	$399,473
Less accumulated depreciation	-	(341,876)

Total	$-	$57,597

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligations

The Company leases automobiles under four capital leases that expire between July 2013 and December 2015.  Aggregate future obligations under the capital leases in effect as of March 31, 2014 and December 31, 2013 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	March 31, 2014	December 31, 2013

Current portion	$-	$75,917
Non-current portion	-	57,511

	$-	$133,428

At March 31, 2014 and December 31, 2013, the value of automobiles under capital leases as follows:

	March 31, 2014	December 31, 2013

Cost	$-	$399,473
Less: accumulated depreciation	-	(341,876)

	$-	$57,597

At March 31, 2014 and December 31, 2013, the Company had obligations under capital leases repayable as follows:

	March 31, 2014	December 31, 2013

Total minimum lease payments
- Within one year	$-	$81,906
- After one year but within 5 years	-	60,351

	$-	$142,257
Interest expenses relating to future periods	-	(8,829)

Present value of the minimum lease payments	$-	$133,428

Interest expense related to capital leases totaled $Nil and $2,380 for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of March 31, 2014 and December 31, 2013, we had an outstanding receivable from Aristo / Mr. Yang, the Chairman of our Board of Directors, totaling $Nil and $931,652, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the three months ended March 31, 2014 and 2013, we received service fee of $Nil and $3,846 respectively, from Solution. The service fee was charged for back office support for Solution.

During the three months ended March 31, 2014 and 2013, we sold products of $Nil and $15,833 respectively, to Solution. As of March 31, 2014 and December 31, 2013, there were no outstanding accounts receivables from Solution.

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

During the three months ended March 31, 2014 and 2013, we received service fee of $Nil and $1,846 respectively, from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the three months ended March 31, 2014 and 2013, we sold products for $Nil and $327,115 respectively, to Systematic Information. As of March 31, 2014 and December 31, 2013, there were no outstanding accounts receivables from Systematic Information.

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

During the three months ended March 31, 2014 and 2013, we received a service fee of $Nil and $3,077 respectively, from Aristo Comp. The service fee was charged for back office support for Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”).

During the three months ended March 31, 2014 and 2013, we sold products for $Nil and $7,070 respectively, to Ocean. As of March 31, 2014 and December 31, 2013, there were no outstanding accounts receivables from Ocean.

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

(b) Including in cash and cash equivalents

As of March 31, 2014, the Company decided to dispose the fully owned operating subsidiaries and all the relevant banking facilities are included in the disposal plan.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	BANK LOANS

Bank loans were comprised of the following as of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $13,291 including interest through December 2013 without any balloon payment requirements	$-	$89,744

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $46,065 including interest through December 2013 without any balloon payment requirements	-	683,761

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of December 31, 2013 and 2012 +0.5%, payable in monthly installments of $55,939 including interest through December 2013 without any balloon payment requirements	-	859,612

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.28% as of December 31+2%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at December 31, 2012 -2.5%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at December 31, 2012 +2%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2012 -2.4%, it was fully repaid on 23 September, 2013	-	-

Installment loan having a maturity date in 23 September, 2028 and carrying an interest rate of 2% per annum over one month HIBOR (0.2143% at December 31, 2013) from Fubon Bank payable in monthly installments of $6,283 including interest through December 2013 without any balloon payment requirements	-	947,971

Term loan having a maturity due in 23 January, 2014 and carrying an interest rate of 3.88429 per annum from Fubon Bank without any balloon payment requirements	-	641,025

	$-	$3,222,113

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	BANK LOANS (CONTINUED)

An analysis on the repayment of bank loan as of March 31, 2014 and December 31, 2013 are as follow:

	March 31, 2014	December 31, 2013
Carrying amount that are repayable on demand or within twelve months from
December 31, 2013 containing a repayable on demand clause:
Within twelve months	$-	$1,937,063

Carrying amount that are not repayable within twelve months from September 30, 2013 containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$-	$505,656
After 2 years, but within 5 years	-	118,775
After 5 years	-	660,619

	$-	$1,285,050

	$-	$3,222,113

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Fubon Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:

(a)	a security interest on a residential property located in Hong Kong owned by City, a related party;

(b)	a workshop located in Hong Kong owned by Solution, a related party; and

(c)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:

(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;

(b)	a workshop located in Hong Kong owned by Solution, a related party; and

(c)	an unlimited personal guarantee by Mr. Yang

3.	Collateral for loans from Fubon Bank

(a)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and

(b)	an unlimited personal guarantee by Mr. Yang

4.	As of March 31, 2014, the Company decided to dispose the fully owned operating subsidiaries and all the relevant banking facilities are included in the disposal plan.

Note 10.	Other Current Liabilities

The other current liabilities consisted the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2012

Revolving short term loan	$-	$1,538,168
Trade deposit from customers	-	7,725,475
Temporary reciepts	-	2,242,999
Others	-	937,358
	$-	$12,444,000

The trade deposit from customers is deposit received from customers for future orders.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended March 31, 2014 and March 31, 2013 since there were no outstanding options at March 31, 2014 and March 31, 2013 (please refer to Note 6 for more information on the 2006 Equity Incentive Stock Plan).

Note 12.	Loan from a third party

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

The repayment time schedule contained in the Loan Agreement as at December 31, 2013 as follows:

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

As of March 31, 2014, the Company decided to dispose the fully owned operating subsidiaries and all the loans from third parties are included in the disposal plan.

Note 13.	Acquisition

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

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2014 through May 20, 2014, the date these financial statements were issued. The Company has decided to dispose the fully owned operating subsidiaries in the way of selling the shareholding of ACL International Holdings Limited. The agreement will be finalized and to be completed in the coming quarter in 2014. Despite mentioned the Company determined that there were no material subsequent events.

Note 15.	Uncertainty of ability to continue as a going concern

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

For the quarter ended March 31, 2014, the Company has generated revenue of $561,870 and has incurred an accumulated deficit $17,170,361. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Company Overview and Background

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

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, is wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic, and 100% equity interest of Jussey.

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

The Company’s Samsung business was formerly conducted through Atlantic. After April 1, 2012, Atlantic integrated its business relating to procurement of semiconductors and electronic parts directly from Samsung to the joint venture, ATMD, which was finally sold in November 2013. The transition of the business integration has been completed by December 31, 2012. During the transitional period, Atlantic extended its distributor agreement with Samsung to June 30, 2012. After the distributor agreement expired, Atlantic transformed its position from Samsung memory products distributor to a general memory products distributor, and continues its business by providing various brands of memory products to its customers.

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

As of March 31, 2014, USmart had decided to dispose the fully owned operating subsidiaries.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Corporate Structure

Financial Highlights

The Company has decided to sell all the investment in its fully subsidiary ACL International Limited and the transaction will be completed within a year. Accordingly, the company has put aside all the assets and liabilities of ACL under the current asset held for disposal to reflect the decision.

•	Net sales for the three months ended March 31, 2014 (“first quarter of 2014”) decreased $13.9 million, or 96.1% to $561,870 compared to the same period in 2013 (“first quarter of 2013”).

•	The Company’s gross loss for the first quarter of 2014 reduced by $73,077 or 74.2% to a gross loss of $25,438 compared to the first quarter of 2013.

•	Net income for the first quarter of 2014 decreased $1.2 million to a loss $291,024 compared to the net income of 0.9 million for the first quarter of 2013.

Operating expenses for the first quarter of 2014 decreased by $0.8 million, or 73.3% to $298,823 compared to the first quarter of 2013.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Results of Operations

	Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Net sales	$561,870	$14,460,228
Cost of sales	587,308	14,558,743

Gross profit	(25,438)	(98,515)

Operating expenses
Sales and marketing expenses	87,375	32,661
General and administrative expenses	211,448	1,086,856

Profit (loss) from operations	(324,261)	(1,218,032)

Other (income) expenses	(33,237)	(2,106,364)

(Loss) Income before income taxes provision	(291,024)	888,332

Income taxes provision	-	-

Net income (loss)	$(291,024)	$888,332

Earnings (loss) per share – basic and diluted	$(0.01)	$0.02

Unaudited Comparisons for Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. As the Company decided to sell the operating subsidiaries resulted for the major factors contributed to the significant reduction in the Company’s net sales, down 96.1% to $561,870 for the first quarter of 2014 from $14,460,228 for the first quarter of 2013.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 104.5% for the first quarter of 2014 and approximately 100.7% for the first quarter of 2013. Cost of sales decreased by $14.0 million or 96.0%, to $587,308 for the first quarter of 2014 from $14,558,743 for the first quarter of 2013. This decrease was mainly due to a decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the first quarter of 2014 was recorded as a gross loss of $25,438, representing a reduction of $73,077 or 74,2% over a gross loss of $98,515 in the same period of 2013. This result is a consequence of the reduction in sales volume as well as the company’s decision to disposal of the operating subsidiaries in the next quarter.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses increased by $54,714 or 167.5%, to $87,375 for the first quarter of 2014 from $32,661 for the first quarter of 2013. Such decrease was directly attributable to the increase in salaries and compensation paid to the lay-off of employees in the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $875,408 or 80.5%, to $211,448 for the first quarter of 2014 from $1,086,856 for the first quarter of 2013. The decrease was directly attributable to the decision for disposal of operating subsidiaries in the coming quarter.

Income (Loss) from Operations

Loss from operations was $324,261 for the first quarter of 2014 compared to loss of $1,218,032 for the first quarter of 2013. This decrease in loss from operations was mainly due to the decision for disposal of operating subsidiaries in the coming quarter.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company has recorded other income of $33,237 for the first quarter of 2014, a decrease of $2,073,127 from other income of $2,106,364 for the first quarter of 2013. This decrease in other income was mainly due to a net income from disposing of fixed assets of $1,872,724 in the first quarter of 2013.

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings. Interest expense decreased $221,469 or 100%, to $Nil for the first quarter of 2014 from $221,469 for the first quarter of 2013. This change was mainly due to the decision for disposal of operating subsidiaries in the coming quarter.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss $291,024 for the first quarter of 2014, decrease of $1,179,356 or 132.8%, from a net income $888,332 for the first quarter of 2013. The result was due the abnormal profit of $1,872,724 from disposals of a fixed asset in the first quarter 2013 and also due to the decision for disposal of operating subsidiaries in the coming quarter.

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

As of March 31, 2014, the Company has total net current liabilities of $12,800,280. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Net Cash Provided by (Used for) Operating Activities

In the three months ended March 31, 2014, net cash provided by operating activities was $1,617,381 while for the three months ended March 31, 2013, net cash used for operating activities was $691,265, an increase in net cash provided by operating activities of approximately $2.3 million. This increase was primarily due to changes in current assets held for disposal resulted by the decision for disposal of operating subsidiaries as of March 31, 2014.

Net Cash Provided by (Used for) Investing Activities

For the three months ended March 31, 2014, net cash provided by investing activities was $11,736,903 while for the three months ended March 31, 2013 was $2,310,093, an increase of the amount of $9,426,810. This increase was primarily due to changes in fixed assets assigned to current assets hold for disposal resulted by the decision for disposal of operating subsidiaries as of March 31, 2014.

Net Cash Provided by (Used for) Financing Activities

In the three months ended March 31, 2014, net cash used for financing activities was $13,585,403 while for the three months ended March 31, 2013 was $2,326,175, a decrease of the amount of $11,259,228. This decrease was due to the decision for disposal of operating subsidiaries which resulted in the repayment of bank lines of credit and loans payable usage of March 31, 2014.

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;

-The private company lessee has a leasing arrangement with the lessor;

-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of May 20, 2014, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2014, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USMART MOBILE DEVICE INC.

Date: May 20, 2014	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: May 20, 2014	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

