Form 10-Q/A
period 2014-03-31
USmart Mobile Device Inc.
filed 2014-05-28
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter period ended March 31, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 22, 2014 (the “Original 10-Q”). This Amendment is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of March, 2014 (unaudited) and December 31, 2013, (ii) the Company’s unaudited consolidated statements of income for the three months ended March 31, 2014 and 2013, (iii) the Company’s unaudited consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, and (v) the notes to the Company’s consolidated financial statements (unaudited).

The Amendment also amends the Original 10-Q to make four corrections on the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013. The item for Management and service income for the three months ended March 31, 2014 was incorrectly stated as $31,488, and has been revised to $(31,488); the item for Interest income for the three months ended March 31, 2014 was incorrectly stated as $3, and has been revised to $(3); the item for Exchange differences for the three months ended March 31, 2014 was incorrectly stated as $(3,360), and has been revised to $3,360; and the item Miscellaneous for the three months ended March 31, 2014 was incorrectly stated as $5,106, and has been revised to $(5,106) in this Amendment. Also, the Amendment also amends the Original 10-Q to make one corrections on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013. The item for Net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2013 was incorrectly stated as $(704,863), and has been revised to $(707,347) in this Amendment.

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-Q is being amended by this Amendment. The Amendment continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)

Net sales		$561,870	$14,460,228
Costs of sales		587,308	14,558,743

Gross profit (loss)		$(25,438)	$(98,515)

Operating expenses
Selling and distribution costs		87,375	32,661
General and administrative expenses		211,448	1,086,856

Income (loss) from operations		$(324,261)	$(1,218,032)

Other expenses (income)
Rental income		-	(44,038)
Interest expenses		-	221,469
Management and service income		(31,488)	(42,332)
Interest income		(3)	(530)
Loss (profit) on disposals of fixed assets		-	(1,872,724)
Exchange differences		3,360	2,841
Miscellaneous		(5,106)	(52,562)
Share result of a jointly-controlled entity		-	(318,488)

Income (loss) before income taxes		$(291,024)	$888,332

Income taxes provision (reversal)		-	-

Net income (loss)		$(291,024)	$888,332

Attributable to:
Non-controlling interest		-	(93,830)
Shareholders of the Company		(291,024)	982,162

		$(291,024)	$888,332

Earnings (loss) per share – basic and diluted		$(0.01)	$0.02

Weighted average number of shares – basic and diluted	11	39,684,495	39,474,495

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Notes	As of March 31, 2014 (Unaudited)	As of March 31, 2013 (Unaudited)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and loans		$(10,229,862)	$(1,923,336)
Principal payments to bank		(3,222,113)	(378,858)
Principal payments under capital lease obligation		(133,428)	(23,981)

Net cash provided by (used for) financing activities		$(13,585,403)	$(2,326,175)

Net increase (decrease) in cash and cash equivalents		$(231,119)	$(707,347)

Cash and cash equivalents–beginning of year		231,119	639,462

Cash and cash equivalents–end of year		$-	$(67,885)

Supplementary disclosure of cash flow information:
Interest paid		$-	$221,469

Income tax paid (reversal)		$(177,291)	$0

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

USMART MOBILE DEVICE INC.

Date: May 28, 2014	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: May 28, 2014	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

