Form 10-Q
period 2014-06-30
USmart Mobile Device Inc.
filed 2014-08-19
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Registrant had 39,684,495 shares of common stock outstanding as of August 19, 2014.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of June 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$-	$231,119
Restricted cash		-	-
Accounts receivable, net of allowance for doubtful accounts of $0 for 2014 and $555,993 for 2013		-	1,358,873
Inventories, net	3	-	1,081,511
Current assets (liabilities) held for disposal		(12,673,073)	-
Other current assets		-	91,618

Total current assets		$(12,673,073)	$2,763,121

Long-term assets:
Property, plant and equipment, net	4	-	8,212,849
Other deposits		-	138,234
Amounts due from Aristo / Mr. Yang	7	-	931,652

TOTAL ASSETS		$(12,673,073)	$12,045,856

LIABILITIES
Current liabilities
Accounts payable		$-	$623,069
Accruals		296,778	554,231
Lines of credit and loan facilities	8	-	3,178,580
Bank loans	9	-	3,222,113
Current portion of loan from a third party	12	-	641,026
Current portion of capital lease	5	-	75,917
Income tax payable		-	(177,291)
Due to shareholders for converted pledged collateral		112,533	112,385
Other current liabilities	10		12,444,000

Total current liabilities		$409,311	$20,674,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of June 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)
Long-term Liabilities
Loan from a third party, less current portion		$-	$6,410,256
Capital lease, less current portion	5	-	57,511
Deferred tax liabilities		-	5,569

Total long-term liabilities		-	6,473,336

TOTAL LIABILITIES		$409,311	27,147,366

NET ASSETS (LIABILITIES)		$(13,082,384)	(15,101,510)

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013		$-	$-
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,684,495 shares issued and outstanding as of June 30, 2014 and December 31, 2013		39,685	39,685
Additional paid in capital		4,333,723	4,333,723
Exchange reserve		(1,776)	(1,810)
Retained earnings (deficits)		(17,454,016)	(16,879,337)
		(13,082,384)	(12,507,739)
Non-controlling interest		-	(2,593,771)
TOTAL STOCKHOLDERS’ EQUITY		(13,082,384)	(15,101,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended June 30, 2014 (Unaudited)	Three months ended June 30, 2013 (Unaudited)

Net sales		$451,371	$25,007,918
Costs of sales		526,225	24,828,545

Gross profit (loss)		$(74,854)	$179,373

Operating expenses
Selling and distribution costs		30,990	37,058
General and administrative expenses		196,108	986,758

Income (loss) from operations		$(301,952)	$(844,443)

Other expenses (income)
Rental income		-	(44,721)
Interest expenses		-	204,035
Management and service income		(11,681)	(42,332)
Interest income		(5)	(538)
Loss (profit) on disposals of fixed assets		-	-
Exchange differences		(7,892)	(6,537)
Miscellaneous		(270)	(54,674)
Share result of a jointly-controlled entity		-	(251,569)

Income (loss) before income taxes		$(282,104)	$(648,107)

Income taxes provision (reversal)		-	-

Net income (loss)		$(282,104)	$(648,107)

Attributable to:
Non-controlling interest		-	(43,679)
Shareholders of the Company		(282,104)	(604,428)

		$(282,104)	$(648,107)

Earnings (loss) per share – basic and diluted		$(0.01)	$(0.02)

Weighted average number of shares – basic and diluted	11	39,684,495	39,474,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Six months ended June 30, 2014 (Unaudited)	Six months ended June 30, 2013 (Unaudited)

Net sales		$1,013,241	$39,468,146
Costs of sales		1,113,533	39,387,288

Gross profit (loss)		$(100,292)	$80,858

Operating expenses
Selling and distribution costs		118,365	69,719
General and administrative expenses		409,106	2,073,614

Income (loss) from operations		$(627,763)	$(2,062,475)

Other expenses (income)
Rental income		-	(88,759)
Interest expenses		-	425,505
Management and service income		(44,362)	(84,668)
Interest income		(7)	(1,067)
Loss (profit) on disposals of fixed assets		-	(1,872,724)
Exchange differences		(4,533)	(3,696)
Miscellaneous		(4,182)	(107,236)
Share result of a jointly-controlled entity		-	(570,057)

Income (loss) before income taxes		$(574,679)	$240,227

Income taxes provision (reversal)		-	-

Net income (loss)		$(574,679)	$240,227

Attributable to:
Non-controlling interest		-	(137,509)
Shareholders of the Company		(574,679)	377,736

		$(574,679)	$240,227

Earnings (loss) per share – basic and diluted		$(0.01)	$0.01

Weighted average number of shares – basic and diluted	11	39,684,495	39,474,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of June 30, 2014 (Unaudited)	As of June 30, 2013 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$(574,679)	$377,736

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		-	-
Depreciation and amortization		-	191,893
Change in inventory reserve		-	(177,286)
Loss (gain) on disposal of fixed assets		-	(1,872,724)
Loss (gain) on investment in a jointly-controlled entity		-	(570,057)
Loss (gain) share by non-controlled party		-	(137,509)
Change in exchange reserve			(3,491)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other		1,358,873	39,773
Accounts receivable – related parties			(550,131)
Inventories		1,081,511	3,242,209
Other current assets		91,618	(5,396)
Current asset held for disposal		12,673,073	-
Other assets		138,234	13,629

Increase (decrease) in liabilities
Accounts payable – other		(623,069)	283,588
Accounts payable – related parties		-	(2,014,757)
Accrued expenses		(257,453)	(8,230)

Income tax payable		171,722	0
Other current liabilities		(12,444,000)	1,576,666

Total adjustments		$2,190,509	$8,177

Net cash provided by (used for) operating activities		$1,615,830	$385,913

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$148	$525,231
Advanced to Aristo / Mr. Yang		931,652	-
Decrease (increase) of restricted cash		-	(3,126)
Decrease in Minority Interest		2,593,805	-
Decrease of Fixed assets		8,212,849	2,531,391

Net cash provided by (used for) investing activities		$11,738,454	$3,053,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Notes	As of June 30, 2014 (Unaudited)	As of June 30, 2013 (Unaudited)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable		$(10,229,862)	$(2,363,422)
Principal payments to bank		(3,222,113)	(759,558)
Principal payments under capital lease obligation		(133,428)	(49,757)

Net cash provided by (used for) financing activities		$(13,585,403)	$(3,172,737)

Net increase (decrease) in cash and cash equivalents		$(231,119)	$266,672

Cash and cash equivalents–beginning of year		231,119	639,462

Cash and cash equivalents–end of year		$-	$906,134

Supplementary disclosure of cash flow information:
Interest paid		$-	$425,505

Income tax paid (reversal)		$(177,291)	$0

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2014. The following table depicts the identity of the subsidiary:

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

The Company sold to Aristo in order to fulfill Aristo’s periodic need for memory products based on prevailing market prices, which Aristo, in turn, sells to its customers. The sales to Aristo during the six months period of 2014 was $Nil. For fiscal year 2013, sales to Aristo were $3,337,735 with account receivable of $4,850,769 as of December 31, 2013. For fiscal year 2012, sales to Aristo were $106,031 with account receivable of $5,323,933 as of December 31, 2012. For fiscal year 2011, sales to Aristo were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended June 30, 2014 and June 30, 2013 or the balance sheet, as of June 30, 2014 and December 31, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

(m)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company’s operating business based in Hong Kong and PRC are the Hong Kong Dollar (HKD) and Renminbi (RMB) respectively. The consolidated financial statements are translated into United States dollars from HKD with a ratio of USD1.00=HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy. For our subsidiaries whose functional currency are the RMB, statement of income, balance sheets and cash flows are translated with a ratio of RMB1.00=HKD1.29 an average exchange rate during the period.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $0 and $570 for the period ended June 30, 2014 and 2013, respectively.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3.	Inventories

Inventories consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Finished goods	$-	$3,044,793
Less allowance for excess and obsolete inventory	-	(1,963,282)

Inventory, net	$-	$1,081,511

The following is a summary of the change in the Company’s inventory valuation allowance:

	June 30, 2014	December 31, 2013

Inventory valuation allowance, beginning of the period	$-	$2,625,375
Obsolete inventory sold	-	(662,093)
Additional inventory provision	-	0

Inventory valuation allowance, end of period	$-	$1,963,282

Note 4.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

At cost
Land and buildings	$-	$8,574,682
Automobiles	-	642,241
Office equipment	-	268,863
Leasehold improvements	-	543,550
Furniture and fixtures	-	57,302
Machinery	-	668,185

	$-	$10,754,823
Less: accumulated depreciation	-	(2,541,974)

	$-	$8,212,849

Depreciation and amortization expense totaled $1,213 and $72,047 for the three months ended June 30, 2014 and 2013, respectively, and $1,213 and $191,893 for the six months ended June 30, 2014 and 2013, respectively.

Automobiles include the following amounts under capital leases:

	Jun3 30, 2014	December 31, 2013

Cost	$-	$399,473
Less accumulated depreciation	-	(341,876)

Total	$-	$57,597

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligations

The Company leases automobiles under four capital leases that expire between July 2014 and December 2015.  Aggregate future obligations under the capital leases in effect as of June 30, 2014 and December 31, 2013 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	June 30, 2014	December 31, 2013

Current portion	$-	$75,917
Non-current portion	-	57,511

	$-	$133,428

At June 30, 2014 and December 31, 2013, the value of automobiles under capital leases as follows:

	June 30, 2014	December 31, 2013

Cost	$-	$399,473
Less: accumulated depreciation	-	(341,876)

	$-	$57,597

At June 30, 2014 and December 31, 2013, the Company had obligations under capital leases repayable as follows:

	June 30, 2014	December 31, 2013

Total minimum lease payments
- Within one year	$-	$81,906
- After one year but within 5 years	-	60,351

	$-	$142,257
Interest expenses relating to future periods	-	(8,829)

Present value of the minimum lease payments	$-	$133,428

Interest expense related to capital leases totaled $Nil, $2,249, $Nil and $4,629 for the three months ended June 30, 2014 and 2013, and for six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of June 30, 2014 and December 31, 2013, we had an outstanding receivable from Aristo / Mr. Yang, the Chairman of our Board of Directors, totaling $Nil and $931,652, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we received service fee of $Nil, $3,846, $Nil and $7,692 respectively, from Solution. The service fee was charged for back office support for Solution.

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we sold products of $Nil, $12,681, $Nil and $28,514 respectively, to Solution. As of June 30, 2014 and December 31, 2013, there were no outstanding accounts receivables from Solution.

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

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we received service fee of $Nil, $1,231, $Nil and $3,077 respectively, from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we sold products of $Nil, $352,901, $Nil and $680,016 respectively, to Systematic Information. As of June 30, 2014 and December 31, 2013, there were no outstanding accounts receivables from Systematic Information.

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

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we received a service fee of $Nil, $3,077, $Nil and $6,154 respectively, from Aristo Comp. The service fee was charged for back office support for Aristo Comp.

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we have no purchase from Aristo Comp. As of June 30, 2014 and December 31, 2013, there were no outstanding accounts payable to Aristo Comp.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”).

During the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, we sold products for $Nil, $Nil, $Nil and $7,070 respectively, to Ocean. As of June 30, 2014 and December 31, 2013, there were no outstanding accounts receivables from Ocean.

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

(b) Including in cash and cash equivalents

As of June 30, 2014, the Company decided to dispose the fully owned operating subsidiaries and all the relevant banking facilities are included in the disposal plan.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE9.	BANK LOANS

Bank loans were comprised of the following as of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $13,291 including interest through December 2013 without any balloon payment requirements	$-	$89,744

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $46,065 including interest through December 2013 without any balloon payment requirements	-	683,761

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of December 31, 2013 and 2012 +0.5%, payable in monthly installments of $55,939 including interest through December 2013 without any balloon payment requirements	-	859,612

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.28% as of December 31+2%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at December 31, 2012 -2.5%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at December 31, 2012 +2%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2012 -2.4%, it was fully repaid on 23 September, 2013	-	-

Installment loan having a maturity date in 23 September, 2028 and carrying an interest rate of 2% per annum over one month HIBOR (0.2143% at December 31, 2013) from Fubon Bank payable in monthly installments of $6,283 including interest through December 2013 without any balloon payment requirements	-	947,971

Term loan having a maturity due in 23 January, 2014 and carrying an interest rate of 3.88429 per annum from Fubon Bank without any balloon payment requirements	-	641,025

	$-	$3,222,113

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	BANK LOANS (CONTINUED)

An analysis on the repayment of bank loan as of June 30, 2014 and December 31, 2013 are as follow:

	June 30, 2014	December 31, 2013
Carrying amount that are repayable on demand or within twelve months containing a repayable on demand clause:
Within twelve months	$-	$1,937,063

Carrying amount that are not repayable within twelve months containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$-	$505,656
After 2 years, but within 5 years	-	118,775
After 5 years	-	660,619

	$-	$1,285,050

	$-	$3,222,113

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Fubon Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:

(a)	a security interest on a residential property located in Hong Kong owned by City, a related party;

(b)	a workshop located in Hong Kong owned by Solution, a related party; and

(c)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:

(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;

(b)	a workshop located in Hong Kong owned by Solution, a related party; and

(c)	an unlimited personal guarantee by Mr. Yang

3.	Collateral for loans from Fubon Bank

(a)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and

(b)	an unlimited personal guarantee by Mr. Yang

4.	As of June 30, 2014, the Company decided to dispose the fully owned operating subsidiaries and all the relevant banking facilities are included in the disposal plan.

Note 10.	Other Current Liabilities

The other current liabilities consisted the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2012

Revolving short term loan	$-	$1,538,168
Trade deposit from customers	-	7,725,475
Temporary receipts	-	2,242,999
Others	-	937,358
	$-	$12,444,000

The trade deposit from customers is deposit received from customers for future orders.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended June 30, 2014 and 2013 since there were no outstanding options at June 30, 2014 and 2013 (please refer to Note 6 for more information on the 2006 Equity Incentive Stock Plan).

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

As of June 30, 2014, the Company decided to dispose the fully owned operating subsidiaries and all the loans from third parties are included in the disposal plan.

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

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2014 through August 19, 2014, the date these financial statements were issued. The Company has decided to dispose the fully owned operating subsidiaries in the way of selling the shareholding of ACL International Holdings Limited. The agreement will be finalized and to be completed in the coming quarter in 2014. Despite mentioned the Company determined that there were no material subsequent events.

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

For the half year ended June 30, 2014, the Company has generated revenue of $1,013,241 and has incurred an accumulated deficit $17,454,016. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2013, (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

As of June 30, 2014, USmart had decided to dispose the fully owned operating subsidiaries.

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

•	Net sales for the three months ended June 30, 2014 (“second quarter of 2014”) decreased $24.6 million, or 98.2% to $451,371 compared to the same period in 2013 (“second quarter of 2013”).
•	The Company’s gross loss for the second quarter of 2014 increased by $254,227 or 141.7% to a gross loss of $74,854 compared to a gross profit of $179,373 in the second quarter of 2013.
•	Net loss for the second quarter of 2014 decreased $366,003 to a loss $282,104 compared to the net loss of $648,107 for the second quarter of 2013.
•	Operating expenses for the second quarter of 2014 decreased by $0.8 million, or 77.8% to $227,098 compared to the second quarter of 2013.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$451,371	$25,007,918	$1,013,241	$39,468,146
Cost of sales	526,225	24,828,545	1,113,533	39,387,288

Gross profit (loss)	(74,854)	179,373	(100,292)	80,858

Operating expenses
Sales and marketing expenses	30,990	37,058	118,365	69,719
General and administrative expenses	196,108	986,758	409,106	2,073,614

Profit (Loss) from operations	(301,952)	(844,443)	(627,763)	(2,062,475)

Other (income) expenses	(19,848)	(196,336)	(53,084)	(2,302,702)

(Loss) Income before income taxes provision	(282,104)	(648,107)	(574,679)	240,227

Income taxes provision	0	0	0	0

Net income (loss)	(282,104)	(648,107)	(574,679)	240,227

Dividend paid	0	0	0	0

	$(282,104)	$(648,107)	$(574,679)	240,227

Earnings (Loss) per share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	0.01

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. As the Company decided to sell the operating subsidiaries resulted for the major factors contributed to the significant reduction in the Company’s net sales, down 98.2% to $451,371 for the three months ended June 30, 2014 from $25.0 million for the three months ended June 30, 2013. For the six months ended June 30, 2013, net sales decreased by $38.5 million or 97.4%, from $39.5 million for the six months ended June 30, 2013 to $1.0 million.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 116.6% for the three months ended June 30, 2014 and approximately 99.3% for the three months ended June 30, 2013. Cost of sales decreased by $24.3 million or 97.9%, to $526,225 for the three months ended June 30, 2014 from $24.8 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, cost of sales decreased by $38.3 million or 97.2%, to $1.1 million for the six months ended June 30, 2014 from $39.4 million for the six months ended June 30, 2013. This decrease was mainly due to decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, costing of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the three months ended June 30, 2014 was recorded as a gross loss of $74,854, representing a reduction of $254,227 or 141.7% over a gross profit of $179,373, for the three months ended June 30, 2013. For the six months ended June 30, 2014, gross profit decreased by $181,150 or 224.0%, from $80,858 for the six months ended June 30, 2013 to a gross loss of $100,292 for the six months ended June 30, 2014. This result is a consequence of the reduction in sales volume as well as the company’s decision to the disposal of the operating subsidiaries in the next quarter.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses decreased by $6,068 or 16.4%, to $30,990 for the three months ended June 30, 2014 from $37,058 for the three months ended June 30, 2013. For the six months ended June 30, 2014, sales and marketing expenses increased by $48,646 or 69.8%, from $69,719 for the six months ended June 30, 2013 to $118,365 for the six months ended June 30, 2014. Such changes were directly attributable to the increase in salaries and compensation paid to the lay-off of employees in the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $790,650 or 80.1%, to $196,108 for the three months ended June 30, 2014 from $986,758 for the same quarter of 2013. For the six months ended June 30, 2014, general and administrative expenses decreased by $1.7 million or 80.3%, from $2.1 million for the six months ended June 30, 2013 to $409,106 for the six months ended June 30, 2014. The decrease was directly attributable to the decision for disposal of operating subsidiaries in the coming quarter.

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2014 decreased by $542,491 or 64.2% to $301,952, from a loss of $844,443 for the three months ended June 30, 2013. For the six months ended June 30, 2014, loss from operations decreased by $1.4 million or 69.6%, to loss of $617,763, from a loss of $2.1 million for the six months ended June 30, 2013. This decrease in loss from operations was mainly due to the decision for disposal of operating subsidiaries in the coming quarter.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company has recorded other income of $19,847 for the three months ended June 30, 2014 decreased by $176,489, from $196,336 for the three months ended June 30, 2013. For the six months ended June 30, 2014, other income decreased by $2.2 million to an income of $53,084, from an income of $2.3 million for the six months ended June 30, 2013. This decrease in other income was mainly due to a net income from disposing of fixed assets of $1,872,724 in the first quarter of 2013, and due to the decision for disposal of operating subsidiaries in the coming quarter.

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings. Interest expense decreased $204,035 or 100%, to $Nil for the three months ended June 30, 2014, from $204,035 for the three months ended June 30, 2013. For the six months ended June 30, 2014, interest expenses decreased by $425,505 or 100% to Nil, from $425, 505 for the six months ended June 30, 2013. This change was mainly due to the decision for disposal of operating subsidiaries in the coming quarter.

Income Tax Provision

There are no tax provision made due to no profit being earned by the Company during the period of three months and six months ended June 30, 2014.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss $282,104 for the three months ended June 30, 2014, a decrease of $366,003 or 56.5%, from a net loss of $648,107 for the three months ended June 30, 2013. The result was due to the decision for disposal of operating subsidiaries in the coming quarter. For the six months ended June 30, 2014, net loss increased by $814,906 or 339.2%, to a loss of $574,679, from an income of $240,227 for the six months ended June 30, 2013. This was due to income from disposing of fixed assets in 2013.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

As of June 30, 2014, the Company has total net current liabilities of $13,082,384.This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to confirm them to actual results or to make changes in our expectations.

Net Cash Provided by (Used for) Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities was $1,615,830 while for the six months ended June 30, 2013, net cash provided by operating activities was $385,913, an increase in net cash provided by operating activities of approximately $1.2 million. This increase was primarily due to changes in current assets held for disposal resulted by the decision for disposal of operating subsidiaries as of June 30, 2014.

Net Cash Provided by (Used for) Investing Activities

For the six months ended June 30, 2014, net cash provided by investing activities was $11,738,454 while for the six months ended June 30, 2013 was $3,053,496, an increase of the amount of approximately $8.7 million. This increase was primarily due to changes in fixed assets assigned to current assets hold for disposal resulted by the decision for disposal of operating subsidiaries as of June 30, 2014.

Net Cash Provided by (Used for) Financing Activities

For the six months ended June 30, 2014, net cash used for financing activities was $13,585,403 while for the six months ended June 30, 2013 was $3,172,737, an increase amount of cash used of approximately $10.4 million. This increase was due to the decision for disposal of operating subsidiaries which resulted in the repayment of bank lines of credit and loans payable usage of June 30, 2014.

New Accounting Pronouncements

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 19, 2014, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2014, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USMART MOBILE DEVICE INC.

Date: August 19, 2014	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

