Form 10-Q/A
period 2014-06-30
USmart Mobile Device Inc.
filed 2014-08-29
CIK 934445

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter period ended June 30, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2014 (the “Original 10-Q”). This Amendment is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Company’s unaudited consolidated statements of income for the six months ended June 30, 2014 and 2013, (iii) the Company’s unaudited consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, and (v) the notes to the Company’s consolidated financial statements (unaudited).

The Amendment also amends the Original 10-Q to make three corrections on the Notes to the Condensed Consolidated Financial Statements, the item in Note 2 (b) Principles of Consolidation, data related to Alpha Perform Technology Limited has been deleted as error correction; the item in Note 4 Plant, Property and Equipment, the Depreciation and Amortization for the three and six months ended June 30, 2014 are corrected to $0, and the item in Note 10 Other Current Liabilities, the comparative date has been corrected to December 31, 2013 in this Amendment.

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

Depreciation and amortization expense totaled $0 and $72,047 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $191,893 for the six months ended June 30, 2014 and 2013, respectively.

Automobiles include the following amounts under capital leases:

	June 30, 2014	December 31, 2013

Cost	$-	$399,473
Less accumulated depreciation	-	(341,876)

Total	$-	$57,597

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligations

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

USMART MOBILE DEVICE INC.

Date: August 29, 2014	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: August 29, 2014	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

