Form 10-Q
period 2014-09-30
USmart Mobile Device Inc.
filed 2014-11-20
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Registrant had 39,684,495 shares of common stock outstanding as of November 19, 2014.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of September 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)

ASSETS
Current assets
Cash and cash equivalents		$-	$231,119
Restricted cash		-	-
Accounts receivable, net of allowance for doubtful accounts of $0 for 2014 and $555,993 for 2013		-	1,358,873
Inventories, net	3	-	1,081,511
Other current assets		128	91,618

Total current assets		$128	$2,763,121

Long-term assets:
Property, plant and equipment, net	4	-	8,212,849
Other deposits		-	138,234
Amounts due from Aristo / Mr. Yang	7	-	931,652

TOTAL ASSETS		$128	$12,045,856

LIABILITIES
Current liabilities
Accounts payable		$-	$623,069
Accruals		296,778	554,231
Lines of credit and loan facilities	8	-	3,178,580
Bank loans	9	-	3,222,113
Current portion of loan from a third party	12	-	641,026
Current portion of capital lease	5	-	75,917
Income tax payable		-	(177,291)
Due to shareholders for converted pledged collateral		112,533	112,385
Other current liabilities	10		12,444,000

Total current liabilities		$409,311	$20,674,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	Notes	As of September 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)
Long-term Liabilities
Loan from a third party, less current portion		$-	$6,410,256
Capital lease, less current portion	5	-	57,511
Deferred tax liabilities		-	5,569

Total long-term liabilities		-	6,473,336

TOTAL LIABILITIES		$409,311	27,147,366

NET ASSETS (LIABILITIES)		$(409,183)	(15,101,510)

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013		$-	$-
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,684,495 shares issued and outstanding as of June 30, 2014 and December 31, 2013		39,685	39,685
Additional paid in capital		4,333,723	4,333,723
Exchange reserve		(1,776)	(1,810)
Retained earnings (deficits)		(4,780,815)	(16,879,337)
		(409,183)	(12,507,739)
Non-controlling interest		-	(2,593,771)
TOTAL STOCKHOLDERS’ EQUITY		(409,183)	(15,101,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2013 (Unaudited)

Net sales		$-	$19,859,776
Costs of sales		-	19,569,973

Gross profit (loss)		$-	$289,803

Operating expenses
Selling and distribution costs		-	34,673
General and administrative expenses		-	1,283,968

Income (loss) from operations		$-	$(1,028,838)

Other expenses (income)
Rental income		-	(42,605)
Interest expenses		-	295,241
Management and service income		-	(75,035)
Interest income		-	(208)
(Profit) on disposals of assets		(12,673,201)	-
Exchange differences		-	(35,214)
Miscellaneous		-	(13,234)
Amortization of intangible assets		-	5,670,561
Share result of a jointly-controlled entity		-	(313,142)

Income (loss) before income taxes		$12,673,201	$(6,515,202)

Income taxes provision (reversal)		-	(68,720)

Net income (loss)		$12,673,201	$(6,446,482)

Attributable to:
Non-controlling interest		-	(141,586)
Shareholders of the Company		12,673,201	(6,304,896)

		$12,673,201	$(6,446,482)

Earnings (loss) per share – basic and diluted		$0.32	$(0.17)

Weighted average number of shares – basic and diluted	11	39,684,495	38,591,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Notes	Nine months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2013 (Unaudited)

Net sales		$1,013,241	$59,327,919
Costs of sales		1,113,533	58,957,261

Gross profit (loss)		$(100,292)	$370,658

Operating expenses
Selling and distribution costs		118,365	104,392
General and administrative expenses		409,106	3,357,584

Income (loss) from operations		$(627,763)	$(3,091,318)

Other expenses (income)
Rental income		-	(131,365)
Interest expenses		-	720,745
Management and service income		(44,362)	(159,703)
Interest income		(7)	(1,278)
(Profit) on disposals of assets		(12,673,201)	-
Loss (profit) on disposals of fixed assets		-	(1,872,724)
Exchange differences		(4,533)	(38,910)
Miscellaneous		(4,182)	(120,470)
Amortization of intangible assets		-	5,670,561
Share result of a jointly-controlled entity		-	(883,199)

Income (loss) before income taxes		$12,098,522	$(6,274,975)

Income taxes provision (reversal)		-	(68,720)

Net income (loss)		$12,098,522	$(6,206,255)

Attributable to:
Non-controlling interest		-	(279,095)
Shareholders of the Company		12,098,522	(5,927,160)

		$12,098,522	$(6,206,255)

Earnings (loss) per share – basic and diluted		$0.30	$(0.16)

Weighted average number of shares – basic and diluted	11	39,684,495	38,591,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of September 30, 2014 (Unaudited)	As of September 30, 2013 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$12,098,522	$377,736

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		-	-
Depreciation and amortization		-	191,893
Change in inventory reserve		-	(177,286)
Loss (gain) on disposal of fixed assets		-	(1,872,724)
Loss (gain) on investment in a jointly-controlled entity		-	(570,057)
Loss (gain) share by non-controlled party		-	(137,509)
Change in exchange reserve			(3,491)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other		1,358,873	39,773
Accounts receivable – related parties			(550,131)
Inventories		1,081,511	3,242,209
Other current assets		91,490	(5,396)
Current asset held for disposal		-	-
Other assets		138,234	13,629

Increase (decrease) in liabilities
Accounts payable – other		(623,069)	283,588
Accounts payable – related parties		-	(2,014,757)
Accrued expenses		(257,453)	(8,230)
Income tax payable		171,722	0
Other current liabilities		(12,444,000)	1,576,666

Total adjustments		$(10,482,692)	$8,177

Net cash provided by (used for) operating activities		$1,615,830	$385,913

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$148	$525,231
Advanced to Aristo / Mr. Yang		931,652	-
Decrease (increase) of restricted cash		-	(3,126)
Decrease in Minority Interest		2,593,805	-
Decrease of Fixed assets		8,212,849	2,531,391

Net cash provided by (used for) investing activities		$11,738,454	$3,053,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Notes	As of September 30, 2014 (Unaudited)	As of September 30, 2013 (Unaudited)

Cash flows provided by (used for) financing activities:
Net borrowings on lines of credit and notes payable		$(10,229,862)	$(2,363,422)
Principal payments to bank		(3,222,113)	(759,558)
Principal payments under capital lease obligation		(133,428)	(49,757)

Net cash provided by (used for) financing activities		$(13,585,403)	$(3,172,737)

Net increase (decrease) in cash and cash equivalents		$(231,119)	$266,672

Cash and cash equivalents–beginning of year		231,119	639,462

Cash and cash equivalents–end of year		$-	$906,134

Supplementary disclosure of cash flow information:
Interest paid		$-	$425,505

Income tax paid (reversal)		$0	$0

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

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and previously known as ACL Semiconductors Inc. The Company acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgin Islands (“Jussey”). On September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”).

After the disposal, the Company is still engaged in the sales and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”).

Business Activity

USmart was incorporated under the laws of the State of Delaware on September 17, 2002. The Company has been primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised Dynamic Random Access Memory (“DRAM”), Graphic Random Access Memory (“Graphic RAM”), and Flash memory components for the Hong Kong Special Administrative Region (“Hong Kong”) and People’s Republic of China (the “PRC” or “China”) markets formerly through its indirectly wholly owned subsidiary Atlantic Components Limited (“Atlantic”), a Hong Kong incorporated company, and ATMD (Hong Kong) Limited (“ATMD”) after April 1, 2012. The Company, through its wholly owned subsidiary ACL International Holdings Limited (“ACL Holdings”), owns 30% equity interest in ATMD, the joint venture with Tomen Devices Corporation (“Tomen”). ATMD offers a broad range of industry-leading Samsung semiconductor products, and additional components from SAMCO (such as wifi and camera modules) and SMD (smartphone panels). Atlantic integrated around 90% of its business relating to procurement of semiconductors and electronic parts from Samsung to ATMD. Subsequent to the start of the operations of ATMD, the Company’s sales, the cost of sales and operating expenses are expected to evolve in accordance with the transition of the Company’s business as described above. Through the acquisition of Jussey Investments Limited (“Jussey”) on September 28, 2012, the Company has diversified its product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses. On September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”) to an independent third party Targa Electronics Company Limited (“Targa”). On completion of the disposal, USmart no longer holds any equity interest in ACL Holdings, and the Company will maintain sales and distribution operation of smartphones, electronic products and components in a moderate size and will also seek for acquisition of other business opportunity.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2014. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	0	$0.13

Atlantic Components Limited (1)	Hong Kong	0	$384,615
Aristo Technologies Limited (2)	Hong Kong	0	$1,282
Dongguan Kezheng Electronics Limited (3)	PRC	0	$580,499
eVision Telecom Limited (4)	Hong Kong	0	$25,641
Jussey Investments Limited (1)	BVI	00	$1
USmart Electronic Products Limited (4)	Hong Kong	0	$1.28

Note:	(1) Wholly owned subsidiary of ACL International Holdings Limited

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

The Company did not have any interest or penalty recognized in the income statements for the period ended September 30, 2014 and September 30, 2013 or the balance sheet, as of September 30, 2014 and December 31, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, and 2012 PRC income tax returns are subject to PRC State Administration of Taxation examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $0 and $1,056 for the period ended September 30, 2014 and 2013, respectively.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 3.	Inventories

Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Finished goods	$-	$3,044,793
Less allowance for excess and obsolete inventory	-	(1,963,282)

Inventory, net	$-	$1,081,511

The following is a summary of the change in the Company’s inventory valuation allowance:

	September 30, 2014	December 31, 2013

Inventory valuation allowance, beginning of the period	$-	$2,625,375
Obsolete inventory sold	-	(662,093)
Additional inventory provision	-	0

Inventory valuation allowance, end of period	$-	$1,963,282

Note 4.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

At cost
Land and buildings	$-	$8,574,682
Automobiles	-	642,241
Office equipment	-	268,863
Leasehold improvements	-	543,550
Furniture and fixtures	-	57,302
Machinery	-	668,185

	$-	$10,754,823
Less: accumulated depreciation	-	(2,541,974)

	$-	$8,212,849

Depreciation and amortization expense totaled $0 and $320,694 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $512,587 for the nine months ended September 30, 2014 and 2013, respectively.

Automobiles include the following amounts under capital leases:

	September 30, 2014	December 31, 2013

Cost	$-	$399,473
Less accumulated depreciation	-	(341,876)

Total	$-	$57,597

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Capital Lease Obligations

The Company has no more capital lease obligation after September 2014.  Aggregate future obligations under the capital leases in effect as of September 30, 2014 and December 31, 2013 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	September 30, 2014	December 31, 2013

Current portion	$-	$75,917
Non-current portion	-	57,511

	$-	$133,428

At September 30, 2014 and December 31, 2013, the value of automobiles under capital leases as follows:

	September 30, 2014	December 31, 2013

Cost	$-	$399,473
Less: accumulated depreciation	-	(341,876)

	$-	$57,597

At September 30, 2014 and December 31, 2013, the Company had obligations under capital leases repayable as follows:

	September 30, 2014	December 31, 2013

Total minimum lease payments
- Within one year	$-	$81,906
- After one year but within 5 years	-	60,351

	$-	$142,257
Interest expenses relating to future periods	-	(8,829)

Present value of the minimum lease payments	$-	$133,428

Interest expense related to capital leases totaled $Nil, $2,076, $Nil and $6,705 for the three months ended September 30, 2014 and 2013, and for nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

Note 7.	Related Party Transactions

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang.

As of September 30, 2014 and December 31, 2013, we had an outstanding receivable from Aristo / Mr. Yang, the Chairman of our Board of Directors, totaling $Nil and $931,652, respectively. These advances bear no interest and are payable on demand. The receivable due from Aristo / Mr. Yang to the Company is derived from the consolidation of the financial statements of Aristo, a variable interest entity, with the Company. A repayment plan has been entered with Mr. Yang.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we received service fee of $Nil, $3,846, $Nil and $7,692 respectively, from Solution. The service fee was charged for back office support for Solution.

During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we sold products of $Nil, $1,721,978, $Nil and $1,741,492 respectively, to Solution. As of September 30, 2014 and December 31, 2013, there were no outstanding accounts receivables from Solution.

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

During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we received service fee of $Nil, $1,231, $Nil and $3,077 respectively, from Systematic Information. The service fee was charged for back office support for Systematic Information.

During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we sold products of $Nil, $Nil, $Nil and $680,016 respectively, to Systematic Information. As of September 30, 2014 and December 31, 2013, there were no outstanding accounts receivables from Systematic Information.

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

During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we received a service fee of $Nil, $3,077, $Nil and $6,154 respectively, from Aristo Comp. The service fee was charged for back office support for Aristo Comp.

During the three months ended September 30, 2014 and 2013, and the nine months ended June 30, 2014 and 2013, we have no purchase from Aristo Comp. As of September 30, 2014 and December 31, 2013, there were no outstanding accounts payable to Aristo Comp.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7.	Related Party Transactions (Continued)

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”).

During the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we sold products for $Nil, $3,287, $Nil and $10,357 respectively, to Ocean. As of September 30, 2014 and December 31, 2013, there were no outstanding accounts receivables from Ocean.

Note 8.	Revolving Lines of Credit and Loan Facilities

The summary of banking facilities at September 30, 2013 is as follows:

	Granted facilities		Utilized facilities	Not Utilized Facilities

Lines of credit and loan facilities
Import/Export Loan	$3,205,129		$1,914,685	$1,290,444

Bank Loans	5,099,079	(a)	5,099,079	0
Revolving Short Term Loan	1,538,462	(a)	1,536,688	1,774
Overdraft	64,103	(b)	-	64,103

	$9,906,773		$8,550,452	$1,356,321

(a) The bank loans are combined from the summary of Note 9, total bank loans amount to $6,637,541 with a revolving short term loan of $1,536,688. The revolving short term loan is placed under Other Current Liabilities on the balance sheet. It has a facility limit of $1,538,462, bearing an interest rate of 0.5% below Hong Kong prime rate per annum.

(b) Including in cash and cash equivalents

As of September 30, 2014, the Company disposed all the equity interest of ACL Holdings and all the relevant banking facilities were included in the disposal.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	BANK LOANS

Bank loans were comprised of the following as of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $13,291 including interest through December 2013 without any balloon payment requirements	$-	$89,744

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $46,065 including interest through December 2013 without any balloon payment requirements	-	683,761

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of December 31, 2013 and 2012 +0.5%, payable in monthly installments of $55,939 including interest through December 2013 without any balloon payment requirements	-	859,612

Installment loan provided by DBS Bank having a maturity date in June 2, 2023 and carrying an interest rate of one month HIBOR at 0.28% as of December 31+2%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in September 15, 2023 and carrying an interest rate of Hong Kong dollar Prime Rate at December 31, 2012 -2.5%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in June 2, 2026 and carrying an interest rate of one month HIBOR at December 31, 2012 +2%, it was fully repaid on 23 September, 2013	-	-

Installment loan provided by DBS Bank having a maturity date in July 21, 2026 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2012 -2.4%, it was fully repaid on 23 September, 2013	-	-

Installment loan having a maturity date in 23 September, 2028 and carrying an interest rate of 2% per annum over one month HIBOR (0.2143% at December 31, 2013) from Fubon Bank payable in monthly installments of $6,283 including interest through December 2013 without any balloon payment requirements	-	947,971

Term loan having a maturity due in 23 January, 2014 and carrying an interest rate of 3.88429 per annum from Fubon Bank without any balloon payment requirements	-	641,025

	$-	$3,222,113

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	BANK LOANS (CONTINUED)

An analysis on the repayment of bank loan as of September 30, 2014 and December 31, 2013 are as follow:

	September 30, 2014	December 31, 2013
Carrying amount that are repayable on demand or within twelve months containing a repayable on demand clause:
Within twelve months	$-	$1,937,063

Carrying amount that are not repayable within twelve months containing a repayable on demand clause but shown in current liabilities:
After 1 year, but within 2 years	$-	$505,656
After 2 years, but within 5 years	-	118,775
After 5 years	-	660,619

	$-	$1,285,050

	$-	$3,222,113

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Fubon Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:

(a)	a security interest on a residential property located in Hong Kong owned by City, a related party;

(b)	a workshop located in Hong Kong owned by Solution, a related party; and

(c)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:

(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;

(b)	a workshop located in Hong Kong owned by Solution, a related party; and

(c)	an unlimited personal guarantee by Mr. Yang

3.	Collateral for loans from Fubon Bank

(a)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and

(b)	an unlimited personal guarantee by Mr. Yang

4.	As of September 30, 2014, the Company disposed all the equity interest of ACL Holdings and all the relevant banking facilities were included in the disposal.

Note 10.	Other Current Liabilities

The other current liabilities consisted the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Revolving short term loan	$-	$1,538,168
Trade deposit from customers	-	7,725,475
Temporary receipts	-	2,242,999
Others	-	937,358
	$-	$12,444,000

The trade deposit from customers is deposit received from customers for future orders.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended September 30, 2014 and 2013 since there were no outstanding options at September 30, 2014 and 2013 (please refer to Note 6 for more information on the 2006 Equity Incentive Stock Plan).

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

As of September 30, 2014, the Company disposed all the equity interest of ACL Holdings and all the loans from third parties were included in the disposal.

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

In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2014 through November 19, 2014, the date these financial statements were issued. The Company has intention and decided to consider acquisition of potential business in other segment to broaden and strengthen the Company profitability. Final conclusion and arrangement will be finalized and to be completed by the end of in the year 2014. Despite mentioned the Company determined that there were no material subsequent events.

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

Company Overview and Background

USmart was primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised DRAM, Graphic RAM and Flash for the Hong Kong and PRC markets (“Samsung Business”). After April 1, 2012, the Samsung Business was transferred to ATMD, a joint venture with Tomen. We indirectly own 30% equity interest in ATMD. On September 27, 2013, we sold the entire 30% equity interest of ATMD. Through the acquisition of Jussey on September 28, 2012, we have diversified our product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses acquired by Jussey’s subsidiaries. On September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”).

After the disposal, the Company is still engaged in the sales and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”).

ACL International Holdings Limited

ACL Holdings, a holding company incorporated in Hong Kong, was wholly owned by the Company. ACL Holdings owns 100% equity interest of Atlantic, and 100% equity interest of Jussey.

Atlantic Components Limited

Atlantic, a company incorporated in Hong Kong, was indirectly wholly owned by the Company. Atlantic was established in May 1991 by Mr. Chung-Lun Yang, the Company’s Chairman, as a regional distributor of memory products of various manufacturers. In 1993, Samsung Electronics Hong Kong Co., Ltd. (“Samsung”) appointed Atlantic as its authorized distributor and marketer of Samsung’s memory products in Hong Kong and overseas markets. In 2001, Atlantic established a representative office in Shenzhen, China, and began concentrating its distribution and marketing efforts in Southern China.

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

Aristo Technologies Limited

On March 23, 2010, the Company concluded that Aristo Technologies Limited (“Aristo”), a related company solely owned by Mr. Yang, was a variable interest entity under FASB ASC 810-10-25 and was therefore subject to consolidation with the Company beginning fiscal year 2007 under the guidance applicable to variable interest entities. Atlantic used to sell Samsung memory chips to Aristo and allows long grace periods for Aristo to repay the open accounts receivable. After the establishment of ATMD, the Company will sell different brands of memory products to Aristo. Being the Company’s biggest creditor, the Company does not require Aristo to pledge assets or enter into any agreements to bind Aristo to specific repayment terms. The Company does not experience any bad debt from Aristo. Hence, the Company does not provide any bad debt provision derived from Aristo. Although, the Company is not involved in Aristo’s daily operation, it believes that there will not be significant additional risk derived from the trading relationship and transactions with Aristo. Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. In addition to Samsung-branded products, Aristo carries various brands of products, such as Hynix, Micron, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond. Aristo also provides value-added services to its products and resells it to its customers. Aristo’s 2012 and 2011 sales were around $2 million and $14 million; it was a distributor that accommodated special requirements for specific customers.

Jussey Investments Limited

Jussey, a holding company incorporated in British Virgin Islands, which was wholly owned by the Company, owns 100% equity interest in eVision Telecom Limited (“eVision”), a Hong Kong incorporated company, and 80% equity interest in USmart Electronic Products Limited, a Hong Kong incorporated company, which owns 100% equity interest of Dongguan Kezheng Electronics Limited, a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC (USmart Electronic Products Limited and Dongguan Kezheng Electronics Limited are together referring as “UEP” hereafter). Hence, Jussey indirectly owns 80% of Kezheng.

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

As of September 30, 2014, USmart disposed all the equity interest of ACL Holdings and its subsidiaries.

Corporate Structure

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Financial Highlights

The Company had completed the disposal of all the equity interest of its fully subsidiary ACL International Holdings Limited by September 30, 2014.

•	Net sales for the three months ended September 30, 2014 (“third quarter of 2014”) decreased $19.9 million, or 100% to $Nil compared to the same period in 2013 (“third quarter of 2013”).
•	The Company’s gross profit for the third quarter of 2014 decreased by $289,803 or 100% to $Nil compared to a gross profit of $289,803 in the third quarter of 2013.
•	Net income for the third quarter of 2014 increased $19.1 million to a profit $12.7 million compared to the net loss of $6.4 million for the third quarter of 2013.
•	Operating expenses for the third quarter of 2014 decreased by $1.3 million, or 100% to $Nil compared to the third quarter of 2013.
•	Other income for the third quarter of 2014 increased $18.2 million to a profit $12.7 million compared to the other expenses of $5.5 million for the third quarter of 2013.

Results of Operations

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$19,859,776	$1,013,241	$59,327,919
Cost of sales	-	19,569,973	1,113,533	58,957,261

Gross profit (loss)	-	289,803	(100,292)	370.658

Operating expenses
Selling and distribution costs	-	34,673	118,365	104,392
General and administrative expenses	-	1,283,968	409,106	3,357,584

Income (Loss) from operations	-	(1,028,838)	(627,763)	(3,091,318)

Other (income) expenses	(12,673,201)	5,486,364	(12,726,285)	3,183,657

(Loss) Income before income taxes provision	12,673,201	(6,515,202)	12,098,522	(6,274,975)

Income taxes (reversal) provision	0	(68,720)	0	(68,720)

Net income (loss)	12,673,201	(6,446,482)	12,098,522	(6,206,255)

Dividend paid	0	0	0	0

	$12,673,201	$(6,446,482)	$12,098,522	(6,206,255)

Earnings (Loss) per share – basic and diluted	$0.32	$(0.17)	$0.30	(0.16)

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Unaudited Comparisons for Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. As the Company disposed major operating subsidiaries resulted to the significant reduction in the Company’s net sales, down 100% to $Nil for the three months ended September 30, 2014 from $19.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, net sales decreased by $58.3 million or 98.3%, from $59.3 million for the nine months ended September 30, 2013 to $1.0 million.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales was $Nil for the three months ended September 30, 2014 and approximately 98.5% for the three months ended September 30, 2013. Cost of sales decreased by $19.6 million or 100%, to $Nil for the three months ended September 30, 2014 from $19.6 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, cost of sales decreased by $57.8 million or 98.1%, to $1.1 million for the nine months ended September 30, 2014 from $58.9 million for the nine months ended September 30, 2013. This decrease was mainly due to the result of the disposal of ACL holdings which significantly decrease in sales volume.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, costing of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the three months ended September 30, 2014 was recorded as $Nil, representing a reduction of $289,803 or 100% over a gross profit of $289,803, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, gross profit decreased by $470,950 or 127%, from $370,658 for the nine months ended September 30, 2013 to a gross loss of $100,292 for the nine months ended September 30, 2014. This result is a consequence of the reduction in sales volume as well as the company had disposed its subsidiary ACL holdings.

Selling and Distribution Costs

Selling and distribution costs consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Selling and distribution costs decreased by $34,673 or 100%, to $Nil for the three months ended September 30, 2014 from $34,673 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, selling and distribution costs increased by $13,973 or 13.4%, from $104,392 for the nine months ended September 30, 2013 to $118,365 for the nine months ended September 30, 2014. Such changes were directly attributable to the increase in salaries and compensation paid to the lay-off of employees in the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $1.3 million or 100%, to $Nil for the three months ended September 30, 2014 from $1.3 million for the same quarter of 2013. For the nine months ended September 30, 2014, general and administrative expenses decreased by $2.9 million or 87.8%, from $3.4 million for the nine months ended September 30, 2013 to $409,106 for the nine months ended September 30, 2014. The decrease was directly attributable to the disposal of operating subsidiaries ACL holdings in the third quarter.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2014 decreased by $1.0 million or 100% to $Nil, from a loss of $1.0 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, loss from operations decreased by $2.5 million or 79.7%, to loss of $627,763, from a loss of $3.1 million for the nine months ended September 30, 2013. This decrease in loss from operations was mainly due to the disposal of operating subsidiaries ACL holdings in this quarter.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company has recorded other income of $12.7 million for the three months ended September 30, 2014 increased by $18.2 million, from other expense of $5.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, other income increased by $15.9 million to an income of $12.7 million, from an expense of $3.2 million for the nine months ended September 30, 2013. This decrease in other income was mainly due to a net income from disposing of fixed assets of $1,872,724 in the first quarter of 2013, and due to the gain of $12.7 million from the disposal of operating subsidiaries ACL holdings in this quarter.

Interest Expense

Interest expense, including finance charges, relates primarily to our bank borrowings. Interest expense decreased $295,241 or 100%, to $Nil for the three months ended September 30, 2014, from $295,241 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, interest expenses decreased by $720,745 or 100% to Nil, from $720,745 for the nine months ended September 30, 2013. This change was mainly due to the disposal of operating subsidiaries ACL holdings in this quarter.

Income Tax Provision

There are no tax provision made due to no profit being earned by the Company during the period of three months and nine months ended September 30, 2014. The Capital gain from the disposal of equity interest of ACL holdings was not subject to profit tax.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net income $12.7 million for the three months ended September 30, 2014, an increase of $19.1 million or 296.6%, from a net loss of $6.4 million for the three months ended September 30, 2013. The result was due to the disposal of equity interest of ACL holdings in this quarter. For the nine months ended September 30, 2014, net income increased by $18.3 million or 294.9%, to a net income of $12.1 million, from a net loss of $6.2 million for the nine months ended September 30, 2013. This was due to the gain from the disposal of equity interest of ACL holdings in this quarter and the expense on amortization of intangible assets in the nine months period in 2013.

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

As of September 30, 2014, the Company has total net current liabilities of $409,183. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

Net Cash Provided by (Used for) Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $1,615,830 while for the nine months ended September 30, 2013, net cash provided by operating activities was $385,913, an increase in net cash provided by operating activities of approximately $1.2 million. This increase was primarily due to the resulted of disposal of operating subsidiaries as of September 30, 2014.

Net Cash Provided by (Used for) Investing Activities

For the nine months ended September 30, 2014, net cash provided by investing activities was $11,738,454 while for the nine months ended September 30, 2013 was $3,053,496, an increase of the amount of approximately $8.7 million. This increase was primarily due to changes due to the disposal of operating subsidiaries as of September 30, 2014.

Net Cash Provided by (Used for) Financing Activities

For the nine months ended September 30, 2014, net cash used for financing activities was $13,585,403 while for the nine months ended September 30, 2013 was $3,172,737, an increase amount of cash used of approximately $10.4 million. This increase was due to the disposal of operating subsidiaries as of September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 19, 2014, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2014, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits:

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMART MOBILE DEVICE INC.

Date: November 19, 2014	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: November 19, 2014	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

