Form 10-Q/A
period 2014-09-30
USmart Mobile Device Inc.
filed 2014-11-24
CIK 934445

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter period ended September 30, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 19, 2014 (the “Original 10-Q”). This Amendment is being filed to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Company’s unaudited consolidated statements of income for the nine months ended September 30, 2014 and 2013, (iii) the Company’s unaudited consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and (v) the notes to the Company’s consolidated financial statements (unaudited).

The Amendment also amends the Original 10-Q to make corrections of the Company’s unaudited consolidated statements of cash flows for the nine months period ended September 30, 2014 on the comparative column which was mistakenly filled with prior period data, they were then been corrected accordingly. In addition of the above, corrections for the Management’s Discussion and Analysis of Financial Condition and Results of Operations, related to the Liquidity and Capital Resources, discussion about the Net Cash Provided by (Used for) Operating Activities, Investing Activities, and Financing Activities were also been corrected accordingly.

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

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Notes	As of September 30, 2014 (Unaudited)	As of September 30, 2013 (Unaudited)

Cash flows provided by (used for) operating activities :
Net income (loss)		$12,098,522	$(6,206,255)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		-	-
Depreciation and amortization		-	512,587
Change in inventory reserve		-	(177,286)
Loss (gain) on disposal of fixed assets		-	(1,872,724)
Loss (gain) on investment in a jointly-controlled entity		-	(883,199)
Change in exchange reserve			(3,882)
Amortization of intangible assets		-	5,670,561
Issuance of common stocks under render of consultancy services		-	12,600

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other		1,358,873	483,984
Accounts receivable – related parties			(550,131)
Inventories		1,081,511	3,658,926
Other current assets		91,490	28,248
Other assets		138,234	22,860

Increase (decrease) in liabilities
Accounts payable – other		(623,069)	41,256
Accounts payable – related parties		-	(9,209,313)
Accrued expenses		(257,453)	45,954
Income tax payable		171,722	0
Deferred tax		-	(68,720)
Other current liabilities		(12,444,000)	3,967,906

Total adjustments		$(10,482,692)	$1,679,627

Net cash provided by (used for) operating activities		$1,615,830	$(4,526,628)

Cash flows provided by (used for) investing activities:
Advanced from Aristo / Mr. Yang		$148	$1,688,521
Advanced to Aristo / Mr. Yang		931,652	-
Decrease (increase) of restricted cash		-	838,413
Decrease in Minority Interest		2,593,805	-
Decrease of Fixed assets		8,212,849	2,531,391

Net cash provided by (used for) investing activities		$11,738,454	$5,058,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Notes	As of September 30, 2014 (Unaudited)	As of September 30, 2013 (Unaudited)

Cash flows provided by (used for) financing activities:
Net repayments on lines of credit and notes payable		$(10,229,862)	$(6,404,636)
Principal payments to bank		(3,222,113)	(4,141,256)
Borrowings from bank		-	3,141,026
Borrowings from a third party		-	7,051,282
Principal payments under capital lease obligation		(133,428)	(74,555)

Net cash provided by (used for) financing activities		$(13,585,403)	$(428,139)

Net increase (decrease) in cash and cash equivalents		$(231,119)	$103,558

Cash and cash equivalents–beginning of year		231,119	639,462

Cash and cash equivalents–end of period		$0	$743,020

Supplementary disclosure of cash flow information:
Interest paid		$0	$720,745

Income tax paid (reversal)		$0	$0

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

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and previously known as ACL Semiconductors Inc. The Company acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgin Islands (“Jussey”). The subsidiaries were held for disposal since March 31, 2014 and officially disposed on September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”).

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2014. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	0	$0.13
Atlantic Components Limited (1)	Hong Kong	0	$384,615
Aristo Technologies Limited (2)	Hong Kong	0	$1,282
Dongguan Kezheng Electronics Limited (3)	PRC	0	$580,499
eVision Telecom Limited (4)	Hong Kong	0	$25,641
Jussey Investments Limited (1)	BVI	0	$1
USmart Electronic Products Limited (4)	Hong Kong	0	$1.28

Note:	(1) Wholly owned subsidiary of ACL International Holdings Limited
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

All the above mentioned subsidiaries or deem subsidiary were no longer belonged to the Group and were not our subsidiaries and deem subsidiaries after September 30, 2014.

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

Net Cash Provided by (Used for) Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $1,615,830 while for the nine months ended September 30, 2013, net cash used for operating activities was $4,526,628, an increase in net cash provided by operating activities of approximately $6.1 million. This increase was primarily due to the resulted of disposal of operating subsidiaries as of September 30, 2014.

Net Cash Provided by (Used for) Investing Activities

For the nine months ended September 30, 2014, net cash provided by investing activities was $11,738,454 while for the nine months ended September 30, 2013 was $5,058,325, an increase of the amount of approximately $6.7 million. This increase was primarily due to changes due to the disposal of operating subsidiaries as of September 30, 2014.

Net Cash Provided by (Used for) Financing Activities

For the nine months ended September 30, 2014, net cash used for financing activities was $13,585,403 while for the nine months ended September 30, 2013 was $428,139, an increase amount of cash used of approximately $13.2 million. This increase was due to the disposal of operating subsidiaries as of September 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits:

* 10.1	Share Sale Agreement between USmart Mobile Device Inc. and Targa Electronics Company Limited, dated September 26, 2014 related to the disposal of all the equity interest of ACL International Holdings Limited, which was announced in form 8-K filed with the Securities and Exchange Commission on September 30, 2014.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMART MOBILE DEVICE INC.

Date: November 24, 2014	By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Date: November 24, 2014	By:	/s/ Philip Tsz Fung Lo
Philip Tsz Fung Lo
Chief Financial Officer

