Form 10-K
period 2014-12-31
USmart Mobile Device Inc.
filed 2015-04-16
CIK 934445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes ☑No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $127,907 based upon the closing price of $0.01 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

The number of shares of Registrant’s Common Stock outstanding as of April 15, 2015 was 39,684,495.

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

Key Events

ACL Holdings and its subsidiaries disposed to Targa

As of September 30, 2014, USmart disposed all the equity interest of ACL Holdings and its subsidiaries an independent third party Targa Electronics Company Limited (“Targa”). On completion of the disposal, USmart no longer holds any equity interest in ACL Holdings, and the Company will maintain sales and distribution operation of smartphones, electronic products and components in a moderate size and will also seek for acquisition of other business opportunity.

Products

The primary products the Company’s subsidiaries and joint venture distribute and sell for the year ended December 31, 2014 are described as follows:

Atlantic Components Limited

In the year 2014 Atlantic will provide various brand memory products to its customers.

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

The Company intends to implement the strategies by:

•	Leverage network to become a leading smartphone solution provider;

•	Capitalize on rapid migration of manufacturers to China and companies seeking to expand their international market coverage;

•	Further consolidate leadership position by carrying best-in-class products from highly reputable brands and providing superior customer service;

•	Maintain optimal product mix with diversified lifecycles to maximize sales as new and groundbreaking technology is introduced; and

•	Provide “Total Memory Solutions” for computer, consumer electronic appliances and communications devices manufacturers.

Competitive Strengths

The Company believes there are several key factors that will continue to differentiate us from its competitors in Hong Kong and PRC:

•	There are currently five types of 3G wireless standards in the telecommunication industry. Three of them are adapted in China by the major mobile network carriers, China Unicom, China Telecom and China Mobile. The Company, through USmart and eVision, has access to two of the three 3G wireless standards, namely, WCDMA and CDMA2000 for its smartphones development.

•	eVision has a strong R&D team specializing in the WCDA mobile network, while exclusively appointed an R&D House specializing in CDMA2000 mobile network that works closely with South China University of Technology. This R&D House has a R&D team consisting of members with advanced academic qualifications.

•	The Company has a very close business relationship with ATMD and Tomen, the majority shareholder of ATMD. The Company believes this has a competitive advantage over its competitors in Greater China region. As the world’s largest memory products manufacturer, Samsung’s memory products are competitively priced and have an established reputation for product quality and brand name recognition in the retail and PC/Server OEM & Consumer Electronic segments. ATMD, as one of the largest distributors of Samsung’s memory products for Hong Kong and Southern China markets, is expected to be in a highly competitive position compared to other U.S., European, Japanese and Taiwanese memory products manufacturers and distributors.

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

Suppliers

In the year 2014, Tomen was our supplier for Samsung memory products provided to Atlantic, and we also had various other PRC and HK suppliers for the general memory products and the other electronic parts for the manufacturing of smartphones.

Customers

As of April 15, 2015, the Company has no customers in Hong Kong and Southern China. In order to control the Company’s credit risks, the Company does not offer any credit terms to its customers. other than a small number of clients who have long-established business relationships with the Company.

Government Regulation

As of December 31, 2014, the Company’s business operations were not subject to the regulations of any jurisdiction other than Hong Kong SAR and the PRC. The Company executes its sales contracts and delivers its products in Hong Kong and PRC for its Chinese customers and there have been no restrictions imposed on the Company by the PRC authorities with respect to the Company’s pursuit of business growth and opportunities in China.

Employees

As of December 31, 2014, the Company had a total of 5 full time employees in Hong Kong and PRC, including 2 employees in sales and marketing, 2 employees in administration and accounts, 1employee in engineering and quality control. None of the Company employees are represented by labor unions. The Company has never experienced any work stoppage and believes that our employee relations are favorable.

The Company’s primary hiring sources for its employees include referrals from existing employees, print and internet advertising and direct recruiting. All of the Company’s employees are highly skilled and educated and subject to rigorous recruiting standards appropriate for a company involved in the distribution of brand name memory products. The Company attracts talent from numerous sources, including higher learning institutions, colleges and industry. Competition for these employees is intense. The Company believes its relationship with its employees to be good. However, the Company’s ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of its senior management and key personnel, especially Mr. Ben Wong.

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

As of December 31, 2014, the Company has total current assets of $128 and current liabilities of $448,055. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. Any additional equity financing may involve substantial dilution to our then existing shareholders. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to maintain our current level of working capital, we will likely to face more difficulty in business operation.

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

We are required to maintain effective internal control over financial reporting under the Sarbanes Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting. Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies. We identified material weaknesses in internal control over financial reporting as more fully discussed in Controls and Procedures at Item 9A of our Annual Report as of December 31, 2014. Currently, we have plans for certain remediation actions, but they will take time to implement because of their cost. There can be no assurance when remediation will be completed, if at all. Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal control over financial reporting relating to the identified material weaknesses that it will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

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

There has been significant volatility in the market prices of publicly traded shares in computer related companies, including ours. From September 30, 2003, the effective date of the reverse-acquisition of Atlantic, to December 31, 2014, the closing price of our Common Stock fluctuated from a per share high of $3.00 to a low of $0.01 per share. The share price of our Common Stock may not remain at or exceed current levels. The market price for our Common Stock, and for the stock of electronic companies generally, has been highly volatile. The market price of our Common Stock may be affected by: (1) incidental level of demand and supply of the stock; (2) daily trading volume of the stock; (3) number of public stockholders in our stock; (4) fundamental results announced by Usmart; and (5) any other unpredictable and uncontrollable factors.

If additional authorized shares of our Common Stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 50,000,000 shares of Common Stock. As of April 15, 2015, there were 39,684,495 shares of our Common Stock issued and outstanding.

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

After the disposal of ACL Holdings on September 30, 2014, the Company does not own any properties directly or indirectly

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

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	High	Low
Fiscal Year ended December 31, 2014:
Quarter ended December 31, 2014	$0.02	$0.01
Quarter ended September 30, 2014	$0.01	$0.01
Quarter ended June 30, 2014	$0.02	$0.01
Quarter ended March 31, 2014	$0.03	$0.01

Fiscal Year ended December 31, 2013:
Quarter ended December 31, 2013	$0.15	$0.01
Quarter ended September 30, 2013	$0.07	$0.03
Quarter ended June 30, 2013	$0.80	$0.07
Quarter ended March 31, 2013	$0.13	$0.07

Stock price information has been derived from Yahoo Finance. Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

As of April 15, 2015, the last reported sale price of our Common Stock, as reported by Yahoo Finance, was $0.013 per share.

As of April 15, 2015, there were approximately 450 holders of record of our Common Stock.

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

As of December 31, 2014, there were no options outstanding under the Plan.

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

Executive Summary

In 2014, our major sales came from selling memory products, and manufacturing and selling smartphone products.

•	Net sales for the year ended December 31, 2014 decreased 98.6% to $1.01 million compared to the same period in 2013.
o	Gross profit margin for the year ended December 31, 2014 decreased 10.21% to -9.90% compared to the same period in 2013.

•	Gross profit for the year ended December 31, 2014 decreased 144.5% to a gross loss of 0.1 million compared to the same period in 2013.
o	Gross profit margin for the year ended December 31, 2014 decreased 10.21% to -9.90% compared to the same period in 2013.

•	Net profit for the year ended December 31, 2014 increased 1,190.2% to $12.06 million compared to the same period in 2013.
o	General and administrative expenses for the year ended December 31, 2014 decreased 90.0% to $0.45 million compared to the same period in 2013.
o	Income from the disposal of subsidiary shareholdings amounted for $12.73 million for the year 2014.

o
•	On September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”).

Results of Operations

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2014 and 2013 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2014	2013	Difference	Percentage Increase
Net sales	$1,013,241	$72,175,289	$-71,162,048	-98.6%
Cost of sales	(1,113,533)	(71,949,939))	70,836,406	98.5%
Gross profit	(100,292)	225,350	-325,642	-144.5%

Operating expenses
Sales and marketing	118,365	154,014	-35,649	-23.1%
General and administrative	447,850	4,906,299	-4,458,449	-90.9%
Total operating expenses	566,215	5,060,313	-4,494,098	-88.8%

Income (loss) from operations	(666,507)	(4,834,963)	4,168,456	86.2%
Other expenses (income)	(12,726,285)	8,934,360	21,660,645	242.4%
Income (loss) before income taxes provision	12,059,778	(13,769,323)	25,829,101	187.6%
Income taxes provision	-	(21,887)	21,887	100.0
Net (loss) income	$12,059,778	$(13,791,210)	$25,850,988	187.4%

The following table sets forth key components as a percentage of net revenue for the year ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013
Net sales	100.0%	100.00%
Cost of sales	(109.90)%	(99.69)%
Gross profit	(9.90)%	0.31%

Operating expenses
Sales and marketing	(11.68)%	(0.21)%
General and administrative	(44.20)%	(6.80)%
Total operating expenses	(55.88)%	(7.01)%

Income (loss) from operations	(65.78)%	(6.70)%
Other income (expenses)	1,256.00%	(12.38)%
Income (loss) before income taxes provision	1,190.22%	(19.08)%
Income taxes provision	-%	(0.03)%
Net (loss) income	1,190.22%	(19.11)%

Comparison of the Years Ended December 31, 2014 and 2013

Net Sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. Net sales for the fiscal year 2014 were $1,013,241, down $71,162,048 or 98.6% from $72,175,289 in the 2013 fiscal year. This reduction was due to the Company disposed all of the equity interest held in ACL Holdings on September 30, 2014.

Cost of Sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 109.9% for the year ended December 31, 2014 and approximately 99.7% for the year ended December 31, 2013. Cost of sales decreased by $70,836,406 or 98.5%, from $71,949,939 for the year ended December 31, 2013 to $1,113,533 for the year ended December 31, 2014. The decrease was mainly due to the Company disposed all of the equity interest held in ACL Holdings on September 30, 2014.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross loss for the fiscal year 2014 was $100,292, a decrease of $325,642 or 144.5%, from $225,350 in the fiscal year 2013. Gross profit margin for fiscal year 2014 decreased to -9.90% from 0.31% in fiscal year 2013. These results were due to the reason mentioned above.

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses decreased by $35,649, or 23.1%, from $154,014 for the year ended December 31, 2013 to $118,365 for the year ended December 31, 2014. These results were due to the same reason mentioned above.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $4,458,449 or 90.0% from $4,906,299 for the year ended December 31, 2013 to $447,850 for the year ended December 31, 2014. The decrease was mainly due to the Company disposed all of the equity interest held in ACL Holdings on September 30, 2014.

Income (Loss) from Operations

Loss from operations was $666,507 for the year ended December 31, 2014 compared to loss of $4,834,963 for the year ended December 31, 2013, a decrease of $4.2 million. The decrease was mainly due to the Company disposed all of the equity interest held in ACL Holdings on September 30, 2014.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profits/(loss) on disposals of assets and investments. Other income increased by $21,660,645 or 242.4% from a net other expense of $8,934,360 for the year ended December 31, 2013 to a net other income of $12,726,285 for the year ended December 31, 2014. The decrease was mainly due to the income derived from the Company disposed all of the equity interest held in ACL Holdings on September 30, 2014.

Interest Expense

Interest expense, including finance charges, relates primarily to borrowings from our bank and a third party. Interest expense decreased $1,041,095 or 100%, from interest expense of $1,041,095 in the year ended December 31, 2013, to $Nil in the year ended December 31, 2014. These changes were mainly due to the Company disposed all of the equity interest, including the loans liabilities, held in ACL Holdings on September 30, 2014.

Income Taxes Provision

The Company is subject to income tax in the U.S., Hong Kong and PRC. Income tax provision for the year ended December 31, 2014 was $Nil, a decrease of $21,887 or100.0% from $21,887 for the year ended December 31, 2013. This decrease was an adjustment on the prior year estimated Hong Kong corporate income taxes payable by Atlantic. The effective income tax rate is 0% for 2014 as compared to 0.03% for 2013. The Company did not have any interest or penalty not to recognize in the income statements for the year ended December 31, 2014 and December 31, 2013 or the balance sheet, as of December 31, 2014 and December 31, 2013.

Net (loss) Income

As a result of the foregoing, the Company recorded a consolidated net income of $12,059,778 for the fiscal year 2014, up $25,850,988 or 187.4%, from a net loss of $13,791,210 in the fiscal year 2013. This was resulted by the disposal of the equity interest held in ACL Holdings on September 30, 2014.

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

As of December 31, 2014, the Company had no lines of credit and loan facilities available for drawdown as short-term loans repayable within 90 days due to the disposal of ACL Holdings on September 30, 2014. Detailed disclosures regarding our outstanding credit facilities are set forth in Notes 7 and 8 of the Notes to Consolidated Financial Statements, including the amounts of the facilities, outstanding balances, interest rates, maturity periods (for long term loans) and pledge of assets.

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

As of December 31, 2014, the Company has total current assets of $128 and current liabilities of $448,055. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

Net Cash Provided by Operating Activities

In the year ended December 31, 2014, net cash provided by operating activities amounted to $1,615,830 while net cash used for operating activities in the year ended December 31, 2013, amounted to $9,090,317, an increase of $10,706,147. This increase was primarily due to the disposal of ACL Holdings on September 30, 2014.

Net Cash Provided by Investing Activities

In the year ended December 31, 2014, net cash provided by investing activities amounted to $11,738,454 while net cash provided by investing activities in the year ended December 31, 2013, amounted to $9,745,137, an increase of $1,993,317. This increase was primarily due to the disposal of ACL Holdings on September 30, 2014.

Net Cash Used for Financing Activities

In the year ended December 31, 2014, net cash used for financing activities amounted to $13,585,403 while net cash used for financing activities in the year ended December 31, 2013, amounted to $1,063,163, a decrease of $12,522,240. This decrease was due to the disposal of ACL Holdings on September 30, 2014.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

On March 21, 2014 (the “Engagement Date”), the Company’s board of directors approved the engagement of Albert Wong & Co. LLP (“New Auditor”), an independent U.S. CPA firm which is associated with the Company's existing independent accountants, Albert Wong & Co. (“Previous Auditor”), who tendered its resignation on March 21, 2014 (the “Resignation Date”), as the Company’s new independent accountant.

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2014, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described below.

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2014, the company's internal control over financial reporting was not effective based on those criteria.

Management’s evaluation was retrospective and conducted as of December 31, 2014, the last day of the fiscal year covered by this Form 10-K. Based upon management’s evaluation, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2014 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended December 31, 2014 due to the following material weaknesses:

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

As of December 31, 2014, we had not completed the remediation of any of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quartered ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2014. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. All of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION

Chung-Lun Yang	52	Chairman of the Board of Directors
Ben Wong	50	Director and Chief Executive Officer
Eddy Wong	47	Chief Financial Officer (3)
Ming Yan Leung	45	Chief Technology Officer

(1)	Wing Sun Leung resigned as Independent Director on November 7, 2014.
(2)	Ho Man Yeung resigned as Independent Director on November 8, 2014.
(3)	Philip Tsz Fung Lo resigned as Chief Financial Officer on December 30, 2014
(4)	Eddy Wong was engaged as Chief Financial Officer on December 30, 2014

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

Board Meetings

During the fiscal year ended December 31, 2014, our Board of Directors held 4 meetings. No director who served during the fiscal year ended December 31, 2014 attended fewer than 80% of the meetings of the Board of Directors during that year.

Committees of the Board

On January 20, 2011, the Board of Directors establishes an Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors:

Board Leadership Structure and Risk Oversight Role

Our Board of Directors currently contains 2 Executive Directors. The Company is in search of appropriate candidate to fill in the vacant position of Independent Directors. We believe that such a leadership structure is suitable for the Company at its present stage of development.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Person”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of the Company. Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during fiscal year ended December 31, 2014 all Reporting Persons complied with all applicable filing requirements.

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2014 are: Ben Wong, our Chief Executive Officer; Eddy Wong, our Chief Financial Officer; and Ming Yan Leung, our Chief Technology Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

Option Exercises and Stock Vested

No options have been exercised by our Named Executive Officers during the fiscal year ended December 31, 2014.

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

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company whose total compensation exceeds $100,000 for the last two fiscal years ended December 31, 2014 and December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Chung-Lun Yang	2014	$-	-	—	—	—	—	—	$-
Former Chief Executive Officer (1)	2013	$-	-	—	—	—	—	—	$-

On February 1, 2013, the board of directors of the Company appointed Mr. Ben Wong as the Company’s Chief Executive Officer. Mr. Wong has an employment agreement with USmart and receives a monthly salary of HKD50,000 (approximately USD6,427).

On August 18, 2013, the board of directors of the Company appointed Mr. Philip Tsz Fung Lo as the Company’s Chief Financial Officer. Mr. Lo has an employment agreement with USmart and receives a monthly salary of HKD30,000 (approximately USD3,856). On December 30, 2014, Mr. Lo resigned as the Chief Financial Officer. On the same date, Mr. Eddy Wong was appointed as the Company’s Chief Financial Officer by the Company’s board of directors.

Outstanding equity awards at fiscal year-end

None.

Compensation of Directors

The following table sets forth the Director compensation for service on the Board of Directors of the Company for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chung-Lun Yang (1)	$—	—	—	—	—	—	$—
Ben Wong (2)	$—	—	—	—	—	—	$—
Ho Man Yeung (4)	$12,820	—	—	—	—	—	$12,820
Wing Sun Leung (3)	$12,820	—	—	—	—	—	$12,820

(1)	Chung-Lun Yang resigned as the Company’s Chief Executive Officer on February 1, 2013. The board of directors of the Company appointed Ben Wong as the new Chief Executive Officer on February 1, 2013.
(2)	Ben Wong was elected as the director at the Company’s 2012 annual shareholders meeting on November 16, 2012.
(3)	Wing Sun Leung resigned as the Company’s Independent Director on November 7, 2014.
(4)	Ho Man Yeung resigned as the Company’s Independent Director on November 8, 2014

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2014: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 39,684,495 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2014. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Chung-Lun Yang (4) No. 78, 5th Street, Hong Lok Yuen, Tai Po, New Territories, Hong Kong	26,622,000	67.1%
Ben Wong (2) 11A, Tower 2, Bellagio, 33 Castle Peak Road, Sham Tseng, New Territories, Hong Kong	1,800	0.0%
Philip Tsz Fung Lo (3) 30C, Block 2, Hanley Villa, 18 Yau Lai Road, Tsuen Wan, New Territories, Hong Kong	-	0.0%
Ho Man Yeung (5) Block 4, 7/F. Unit B, The Grand Panorama, 10 Robinson Road, Central, Hong Kong	0	0.0%
Wing Sun Leung (5) 5658 Owens Drive, #202, Pleasanton, CA 94588, USA	0	0.0%
Farburn Holdings Limited (6) 1601 Beverly House, 93-107 Lockhart Road, Wanchai, Hong Kong.	3,600,000	9.1%
Ho Fun Cheng (6) 1601 Beverly House, 93-107 Lockhart Road, Wanchai, Hong Kong.	3,600,000	9.1%
All Directors and Officers as a Group	26,893,800	67.8%

(1)

Applicable percentage of ownership is based on 39,684,495 shares of Common Stock outstanding as of December 31, 2014, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

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

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang. As of December 31, 2014 and 2013, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $Nil and $931,652, respectively. These advances bear no interest and are payable on demand.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the years ended December 31, 2014 and 2013, we received service charges of $Nil and $15,384 respectively from Solution. The service fee was charged for back office support for Solution. During the years ended December 31, 2014 and 2013, we sold products for $Nil and $3,530,784 respectively, to Solution. As of December 31, 2014 and 2013, there were no outstanding accounts receivables from Solution

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest.

During the years ended December 31, 2014 and 2013, we received service charges of $Nil and $3,077 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information. During the years ended December 31, 2014 and 2013, we sold products for $Nil and $2,000,782 respectively, to Systematic Information. As of December 31, 2014 and 2013, there were no outstanding accounts receivables from Systematic Information.

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

During the years ended December 31, 2014 and 2013, we received a management fee of $Nil and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp. During the years ended December 31, 2014 and 2013, we have no purchase from Aristo Comp. As of December 31, 2014 and December 31, 2013, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”). During the years ended December 31, 2014 and 2013, we sold products for $Nil and $13,924 respectively, to Ocean. As of December 31, 2014 and 2013, there were no outstanding accounts receivables from Ocean.

Item 14.	Principal Accounting Fees and Services

The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by Albert Wong & Co. LLP CPA during the years ended December 31, 2014 and 2013. Albert Wong & Co. LLP CPA audited our annual financial statements for the year ended December 31, 2014 and 2013.

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$30,000	$107,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$30,000	$107,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Albert Wong & Co. CPA firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by Albert Wong & Co. LLP CPA firm includes audited fees for auditing our 2014 annual financial statements. Audit Fees billed by Albert Wong & Co. CPA firm includes audited fees for auditing our 2013 annual financial statements and interim reviews for 2013.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2014 or 2013.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2014 or 2013.
(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2014 or 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report
(2)	The financial statements listed in the Index are filed as part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMART MOBILE DEVICE INC.

By:	/s/ Ben Wong
Ben Wong
Chief Executive Officer

Dated: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben Wong	Chief Executive Officer and Director	April 15, 2015
Ben Wong	(Principal Executive Officer)

/s/ Eddy Wong	Chief Financial Officer	April 15, 2015
Eddy Wong	(Principal Financial and Accounting Officer)

/s/ Chung-Lun Yang	Chairman of the Board of Directors	April 15, 2015
Chung-Lun Yang

USmart Mobile Device Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2014 and December 31, 2013 and

For the Years Ended December 31, 2014 and 2013

With Report of Independent Registered Public Accounting Firm

Albert Wong & Co. LLP

CERTIFIED PUBLIC ACCOUNTANTS

139 Fulton Street, Suite 818B

New York, NY 10038-2532

Tel : 1-212-226-9088

Fax: 1-212-437-2193

To:	The board of directors and stockholders of USmart Mobile Device Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of USmart Mobile Device Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USmart Mobile Device Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 18 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, United States of America	Albert Wong & Co. LLP
April 15, 2015	Certified Public Accountants

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

CONSOLIDATED BALANCE SHEETS

	Notes	2014	2013

ASSETS
Current assets:
Cash and cash equivalents		$-	$231,119
Restricted cash		-	-
Accounts receivable, net of allowance for doubtful accounts of $0 for 2014 and $555,993 for 2013		-	1,358,873
Inventories, net	3	-	1,081,511
Other current assets		128	91,618

Total current assets		$128	$2,763,121

Long-term assets:
Property, plant and equipment, net	4	-	8,212,849
Other deposits		-	138,234
Amounts due from Aristo / Mr. Yang	6	-	931,652

TOTAL ASSETS		$128	$12,045,856

LIABILITIES
Current liabilities:
Accounts payable		$-	$623,069
Accruals		335,522	554,231
Lines of credit and loan facilities	7	-	3,178,580
Bank loans	8	-	3,222,113
Current portion of loan from a third party		-	641,026
Current portion of capital lease	5	-	75,917
Income tax payable		-	(177,291)
Due to shareholders for converted pledged collateral		112,533	112,385
Other current liabilities		-	12,444,000

Total current liabilities		$448,055	$20,674,030

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	Notes	2014	2013

Long-term liabilities:
Loan from a third party, less current portion		$-	$6,410,256
Capital lease, less current portion	5	-	57,511
Deferred tax liabilities		-	5,569

Total long-term liabilities		-	6,473,336

TOTAL LIABILITIES		$448,055	$27,147,366
			-
NET ASSETS (LIABILITIES)		$(447,927)	$(15,101,510)

Commitments and contingencies		$-	$-

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2014 and 2013		$-	$-
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,684,495 shares issued and outstanding as of December 31, 2014 and 2013		39,685	39,685
Additional paid in capital		4,333,723	4,333,723
Exchange reserve		(1,776)	(1,810)
Retained earnings (deficits)		$(4,819,559)	$(16,879,337)

		$(447,927)	$(12,507,739)
Non-controlling interest		-	(2,593,771)

TOTAL STOCKHOLDERS’ EQUITY		$(447,927)	$(15,101,510)

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Notes	2014	2013

Net sales		$1,013,241	$72,175,289
Costs of sales		(1,113,533)	(71,949,939)

Gross profit (loss)		$(100,292)	$225,350

Operating expenses
Sales and marketing expenses		118,365	154,014
General and administrative expenses		447,850	4,906,299

Income (loss) from operations		$(666,507)	$(4,834,963)

Other expenses (income)
Rental income		-	(167,134)
Interest expenses		-	1,041,095
Management and service income		(44,362)	(331,816)
Interest income		(7)	(2,000)
(Profit) on disposals of fixed assets		-	(1,930,234)
Loss (Profit) on disposals of assets		(12,673,201)	68,333
Exchange differences		(4,533)	(28,729)
Reverse for provision of doubtful account		-	-
Miscellaneous		(4,182)	(173,079)
Impairment of goodwill		-	11,341,123
Share result of a jointly-controlled entity		-	(883,199)

Income (loss) before income taxes		$12,059,778	$(13,769,323)

Income tax (reversal) provision	11	-	21,887

Net income (loss)		$12,059,778	$(13,791,210)

Attributable to :
Non-controlling interest		-	(451,124)
Shareholders of the Company		12,059,778	(13,340,086)

		12,059,778	(13,791,210)

Earnings (loss) per share – basic and diluted		$0.30	$(0.34)

Weighted average number of shares – basic and diluted	13	39,684,495	39,562,522

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME

	Number of shares	Amount	Additional paid-in capital	Reserve	Retained earnings (accumulated losses)	Total

Balance, January 1, 2013	39,474,495	$39,475	$4,321,333	$2,072	(3,539,251)	$823,629
Issue of capital	210,000	210	12,390	-	-	12,600
Exchange reserve	-	-	-	(3,882)	-	(3,882)
Net income (loss)	-	-	-	-	(13,340,086)	(13,340,086)

Balance, December 31, 2013	39,684,495	$39,685	$4,333,723	$(1,810)	(16,879,337)	$(12,507,739)

Balance, January 1, 2014	39,684,495	$39,685	$4,333,723	$(1,810)	(16,879,337)	$(12,507,739)
Issue of capital	-	-	-	-	-	-
Exchange reserve	-	-	-	34	-	34
Net income (loss)	-	-	-	-	12,059,778	12,059,778

Balance, December 31, 2014	39,684,495	$39,685	$4,333,723	$(1,776)	(4,819,559)	$(447,927)

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	2014	2013

Cash flows provided by (used for) operating activities :
Net (loss) income		$12,059,778	$(13,340,086)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Allowance for doubtful accounts		-	457,932
Depreciation and amortization		-	756,596
Change in inventory reserve		-	662,093
Issuance of common stocks to consultant as:
- professional fee for consultant services		-	12,600
Gain on disposal of fixed assets		-	(1,930,234)
Loss on disposal of investments		-	68,333
Loss (gain) on investment in a jointly-controlled entity		-	(883,199)
Loss share by non-controlled party		-	(451,124)
Amortization of goodwill reserve		-	11,341,123
Exchange reserve		-	(3,882)

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable – other		1,358,873	(589,104)
Inventories		1,081,511	2,872,546
Other current assets		91,490	685,251
Other assets		138,234	27,091

Increase (decrease) in liabilities
Accounts payable – other		(623,069)	265,063
Account payable – related parties		-	(9,209,313)
Accrued expenses		(218,709)	178,718
Income tax payable		171,722	-
Deferred tax		-	(68,720)
Other current liabilities		(12,444,000)	57,999

Total adjustments		$(10,443,948)	$4,249,769

Net cash provided by (used for) operating activities		$1,615,830	$(9,090,317)

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

	Notes	2014	2013

Cash flows used for investing activities:
Advanced from Aristo / Mr. Yang		$148	$3,961,166
Advanced to Aristo / Mr. Yang		931,652	(1,234.459)
(Increase) decrease in restricted cash		-	838,413
Cash proceeds from sales of fixed assets		-	2,587,949
Cash proceeds from sales of investments		-	3,633,173
Purchase of fixed assets		-	(41,105)
Decrease in minority interest		2,593,805	-
Disposal of fixed assets		8,212,849	-

Net cash provided by (used for) investing activities		$11,738,454	$9,745,137

Cash flows provided by (used for) financing activities:
Net repayments on lines of credit and notes payable		$(10,229,862)	$(5,140,742)
Principal payments to bank		(3,222,113)	(6,018,222)
Borrowings from bank		-	3,141,026
Borrowings from non-controlled party		-	7,051,282
Principal payments under capital lease obligation		(133,428)	(96,507)

Net cash provided by (used for) financing activities		$(13,585,403)	$(1,063,163)

Net increase (decrease) in cash and cash equivalents		$(231,119)	$(408,343)

Cash and cash equivalents – beginning of year		231,119	639,462

Cash and cash equivalents – end of year		$-	$231,119

Supplementary disclosure of cash flow information:
Interest paid		$-	$1,041,095
Income tax paid (reversal)		$-	$-

See accompanying notes to the consolidated financial statements

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization and principal activitY

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2014. The following table depicts the identity of the subsidiary:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
ACL International Holdings Limited	Hong Kong	0	$0.13
Atlantic Components Limited (1)	Hong Kong	0	$384,615
Aristo Technologies Limited (2)	Hong Kong	0	$1,282
Dongguan Kezheng Electronics Limited (3)	PRC	0	$680,499
eVision Telecom Limited (4)	Hong Kong	0	$25,641
Jussey Investments Limited (1)	BVI	0	$1
USmart Electronic Products Limited (4)	Hong Kong	0	$1.28

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

Aristo is engaged in the marketing, selling and servicing of computer products and accessories including semiconductors, LCD products, mass storage devices, consumer electronics, computer peripherals and electronic components for different generations of computer related products. Aristo carries various brands of products such as Samsung, Hynix, Micron, Elpida, Qimonda, Lexar, Dane-Elec, Elixir, SanDisk and Winbond.  Aristo 2013 sales were around 7 million; it was only a small distributor that accommodated special requirements for specific customers.

Aristo supplies different generations of computer related products. Old generation products will move slowly owing to lower market demand. According to the management experience and estimation on the actual market situation, old products carrying on hand for ten years will have no resell value. Therefore, inventories on hand over ten years will be written-off by Aristo immediately.

The Company sold to Aristo in order to fulfill Aristo’s periodic need for Samsung memory products based on prevailing market prices, which Aristo, in turn, sells to its customers.  The sales to Aristo for fiscal year 2014 were $Nil. For fiscal year 2013 were $3,337,735 with account receivable of $4,850,769 as of December 31, 2013. For fiscal year 2012 were $106,031 with account receivable of $5,323,933 as of December 31, 2012. For fiscal year 2011 were $7,086,379 with accounts receivable of $16,871,739 as of December 31, 2011. For fiscal year 2010 were $7,123,769 with accounts receivable of $14,073,937 as of December 31, 2010.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended December 31, 2014 and December 31, 2013 or the balance sheet, as of December 31, 2014 and December 31, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2011, 2012, 2013 and 2014 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, 2013/14 and 2014/15 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010, 2011, 2012, 2013 and 2014 PRC income tax returns are subject to PRC State Administration of Taxation examination.

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

The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $Nil and $1,121 for the years ended December 31, 2014 and 2013, respectively.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVENTORIES

Inventories consisted of the following:

	December 31, 2014	December 31, 2013

Finished goods	$-	$3,044,793
Less allowance for excess and obsolete inventory	-	(1,963,282)

Inventory, net	$-	$1,081,511

The following is a summary of the change in the Company's inventory valuation allowance:

	December 31,2014	December 31, 2013

Inventory valuation allowance, beginning of the year	$-	$2,625,375
Obsolete inventory sold	-	(662,093)

Inventory valuation allowance, end of year	$-	$1,963,282

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2014	December 31, 2013

At cost
Land and buildings	$-	$8,574,682
Automobiles	-	642,241
Office equipment	-	268,863
Leasehold improvements	-	543,550
Furniture and fixtures	-	57,302
Machinery	-	668,185

	$-	$10,754,823
Less: accumulated depreciation	-	(2,541,974)

	$-	$8,212,849

Depreciation and amortization expense included in the general and administrative expenses for the years ended December 31, 2014 and 2013 were $Nil and $756,596 respectively.

Automobiles include the following amounts under capital leases:

	December 31, 2014	December 31, 2013

Cost	$-	$399,473
Less accumulated depreciation	-	(341,876)

Total	$-	$57,597

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	CAPITAL LEASE OBLIGATIONS

The Company has no more capital lease obligation after December 31, 2014. Aggregate future obligations under the capital leases in effect as of December 31, 2014 and 2013 are as follows:

The Company has several non-cancellable capital leases relating to automobiles:

	December 31, 2014	December 31, 2013

Current portion	$-	$75,917
Non-current portion	-	57,511

	$-	$133,428

At December 31, 2014 and 2013, the value of automobiles under capital leases as follows:

	December 31, 2014	December 31, 2013

Cost	$-	$399,473
Less: accumulated depreciation	-	(341,876)

	$-	$57,597

At December 31, 2014 and 2013, the Company had obligations under capital leases repayable as follows:

	December 31, 2014	December 31, 2013

Total minimum lease payments
-Within one year	$-	$81,906
- After one year but within 5 years	-	60,351

	$-	$142,257
Interest expenses relating to future periods	-	(8,829)

Present value of the minimum lease payments	$-	$133,428

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Related party receivables are payable on demand upon the same terms as receivables from unrelated parties.

Transactions with Aristo Technologies Limited / Mr. Yang

This represented Aristo transactions with various related parties of Mr. Yang. As of December 31, 2014 and 2013, we had an outstanding receivable from Aristo / Mr. Yang, the President and Chairman of our Board of Directors, totaling $Nil and $931,652, respectively. These advances bear no interest and are payable on demand.

Transactions with Solution Semiconductor (China) Limited

Mr. Yang is a director and the sole beneficial owner of the equity interests of Solution Semiconductor (China) Ltd. (“Solution”).

During the years ended December 31, 2014 and 2013, we received service charges of $Nil and $15,384 respectively from Solution. The service fee was charged for back office support for Solution. During the years ended December 31, 2014 and 2013, we sold products for $Nil and $3,530,784 respectively, to Solution. As of December 31, 2014 and 2013, there were no outstanding accounts receivables from Solution

Two facilities located in Hong Kong owned by Solution were used by the Company as collateral for loans from DBS Bank (Hong Kong) Limited (“DBS Bank”) and The Bank of East Asia, Limited (“BEA Bank”) respectively.

Transactions with Systematic Information Limited

Mr. Yang, the Company’s Chief Executive Officer, majority shareholder and a director, is a director and shareholder of Systematic Information Ltd. (“Systematic Information”) with a total of 100% interest.

During the years ended December 31, 2014 and 2013, we received service charges of $Nil and $3,077 respectively from Systematic Information. The service fee was charged for back office support for Systematic Information. During the years ended December 31, 2014 and 2013, we sold products for $Nil and $2,000,782 respectively, to Systematic Information. As of December 31, 2014 and 2013, there were no outstanding accounts receivables from Systematic Information.

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

During the years ended December 31, 2014 and 2013, we received a management fee of $Nil and $12,308 respectively from Aristo Comp. The management fee was charged for back office support for Aristo Comp. During the years ended December 31, 2014 and 2013, we have no purchase from Aristo Comp. As of December 31, 2014 and December 31, 2013, there were no outstanding accounts payable to Aristo Comp.

Transactions with Atlantic Ocean (HK) Limited

Mr. Yang is a director and 60% shareholder of Atlantic Ocean (HK) Limited (“Ocean”). During the years ended December 31, 2014 and 2013, we sold products for $Nil and $13,924 respectively, to Ocean. As of December 31, 2014 and 2013, there were no outstanding accounts receivables from Ocean.

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

(b) Including in cash and cash equivalents

As of December 31, 2014, the Company disposed all the equity interest of ACL Holdings on September 30, 2014 and all the relevant banking facilities were included in the disposal.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOANS

Bank loans were comprised of the following as of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Installment loan provided by BEA Bank having a maturity date in July 28, 2014 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $13,291 including interest through December 2013 without any balloon payment requirements	$-	$89,744

Installment loan provided by BEA Bank having a maturity date in April 18, 2015 and carrying an interest rate of Hong Kong dollar Prime Rate at 5.25% as of December 31, 2013 and 2012 +0.25%, payable in monthly installments of $46,065 including interest through December 2013 without any balloon payment requirements	-	683,761

Installment loan provided by DBS Bank having a maturity date in April 25, 2015 and carrying an interest rate of Hong Kong Prime dollar Rate at 5.25% as of December 31, 2013 and 2012 +0.5%, payable in monthly installments of $55,939 including interest through December 2013 without any balloon payment requirements	-	859,612

Installment loan having a maturity date in 23 September, 2028 and carrying an interest rate of 2% per annum over one month HIBOR (0.2143% at December 31, 2013) from Fubon Bank payable in monthly installments of $6,283 including interest through December 2013 without any balloon payment requirements	-	947,971

Term loan having a maturity due in 23 January, 2014 and carrying an interest rate of 3.88429 per annum from Fubon Bank without any balloon payment requirements	-	641,025

	$-	$3,222,113

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	BANK LOANS (CONTINUED)

An analysis on the repayment of bank loan as of December 31, 2014 and December 31, 2013 are as follow:

	December 31, 2014	December 31, 2013

Carrying amount that are repayable on demand or within twelve months from December 31, 2013 containing a repayable on demand clause:
Within twelve months	$-	$1,937,063

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

With respect to all of the debt and credit arrangements referred to in this Note 8 and Note 9, the Company pledged its assets to a bank group in Hong Kong comprised of DBS Bank, BEA Bank and Fubon Bank, as collateral for all current and future borrowings from the bank group by the Company. In addition to the above pledged collateral, the debt is also secured by:

1.	Collateral for loans from DBS Bank:
(a)	a security interest on a residential property located in Hong Kong owned by City, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

2.	Collateral for loans from BEA Bank:
(a)	a workshop located in Hong Kong owned by Systematic Information, a related party;
(b)	a workshop located in Hong Kong owned by Solution, a related party; and
(c)	an unlimited personal guarantee by Mr. Yang

3.	Collateral for loans from Fubon Bank
(a)	a security interest on two residential properties located in Hong Kong owned by Aristo, a company wholly owned by Mr. Yang; and
(b)	an unlimited personal guarantee by Mr. Yang

4.	As of December 31, 2014, the Company disposed all the equity interest of ACL Holdings on September 30, 2014 and all the relevant banking facilities were included in the disposal.

NOTE 9.	other current liabilities

The other current liabilities consisted the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Revolving short term loan	$-	$1,538,168
Trade deposit from customers	-	7,725,475
Temporary receipts	-	2,242,999
Others	-	937,358

	$-	$12,444,000

The trade deposit from customers consists of letter of credits received from our customers which were financed by the bank and deposit received from customers for future orders.

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

As of December 31, 2014, the Company disposed all the equity interest of ACL Holdings on September 30, 2014 and all the loans from third parties were included in the disposal.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	Income taxes

Income tax (reversal) expense amounted to $Nil for 2014 and $21,887 for 2013. A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	December 31, 2014	December 31, 2013

Computed tax at federal statutory rate	$-	$-
Tax rate differential on foreign earnings of Atlantic and Aristo,
Hong Kong based companies	-	(83,680)
Federal tax penalty provision	-	80,000
Tax (over) under provision for Atlantic	-	(68,720)
Tax paid by Kezheng	-	10,607
Net operating loss carry forward	-	83,680

	$-	$21,887

The income tax provision consists of the following components:

	December 31, 2014	December 31, 2013

Federal	$-	$80,000
Foreign	-	(58,113)

	$-	$21,887

The Components of the deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013

Net operating losses	$666,507	$4,681,570

Total deferred tax assets	$666,507	$4,687,570
Less: valuation allowance	(666,507)	(4,687,570)

	$-	$-

The Company did not have any interest and penalty not to recognize- in the income statements for the year ended December 31, 2014 and 2013 or balance sheet as of December 31, 2014 and 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2011, 2012, 2013, and 2014 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12 2012/13, 2013/14 and 2014/15 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2009, 2010, 2011, 2012, 2013 and 2014 PRC income tax returns are subject to PRC State Administration of Taxation examination.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013

Interest paid	$-	$1,041,095

Income taxes (reversal) paid	$-	$-

NOTE 13.	WEIGHTED AVERAGE NUMBER OF SHARES

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the years ended December 31, 2014 and 2013 since there were no outstanding options at December 31, 2014 and 2013.

NOTE 14.	RETIREMENT PLAN

Under the Mandatory Provident Fund (“MPF”) Scheme Ordinance in Hong Kong, the Company is required to set up or participate in an MPF scheme to which both the Company and employees must make continuous contributions throughout their employment based on 5% of the employees’ earnings, subject to maximum and minimum level of income. For those earning less than the minimum level of income, they are not required to contribute but may elect to do so. However, regardless of the employees’ election, their employers must contribute 5% of the employees’ income. Contributions in excess of the maximum level of income are voluntary. All contributions to the MPF scheme are fully and immediately vested with the employees’ accounts. The contributions must be invested and accumulated until the employees’ retirement. The Company contributed and expensed $Nil for 2014 and $32,872 for 2013.

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

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

See Note 6 of the Notes to Consolidated Financial Statements for related party leases. All leases expire prior to December 31, 2018. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will likely be more than the amounts shown for 2013. Rent expense for the years ended December 31, 2013 totaled $475,571.

As of December 31, 2014, the Company disposed all the equity interest of ACL Holdings on September 30, 2014 and leases were included in the disposal.

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

USMART MOBILE DEVICE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2015 through April 15, 2015, the date these financial statements were issued. The Company has intention and decided to consider acquisition of potential business in other segment to broaden and strengthen the Company profitability. Final conclusion and arrangement will be finalized and to be completed by the first quarter of the year 2015. Despite mentioned the Company determined that there were no material subsequent events

NOTE 18.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

For the year ended December 31, 2014, the Company has generated revenue of $1,013,241 and has incurred an accumulated deficit $4,819,559. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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