Form 10-Q
period 2015-03-31
Eagle Mountain Corp
filed 2015-05-21
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☑

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

 ☐

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number: 000-50140

 EAGLE MOUNTAIN CORPORATION

 (Exact name of Registrant as specified in its charter)

 Delaware

 16-1642709

 (State or other jurisdiction of incorporation or organization)

 (I.R.S. Employer Identification Number)

 Central Plaza, Suite 4703, 18 Harbour Road, Wanchai, Hong Kong.

 (Address of principal executive offices) (Zip code)

 +852-2827 6288

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

 Yes [ ]

 No [X]

The Registrant had 39,684,495 shares of common stock outstanding as of May 20, 2015.

PART I – FINANCIAL INFORMATION

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

 Item 1.

 Financial Statements

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

 (Unaudited)

 Notes

 As of

 March 31, 2015

 (Unaudited)

 As of

 December 31, 2014

 (Audited)

 ASSETS

 Current assets

 Cash and cash equivalents

 $

 -

 $

 -

 Accounts receivable, net of allowance for doubtful accounts of $0 for 2015 and $0 for 2014

 560,000

 -

 Inventories, net

 3

 -

 -

 Other current assets

 128

 128

 Total current assets

 $

 560,128

 $

 128

 TOTAL ASSETS

 $

 560,128

 $

 128

 LIABILITIES

 Current liabilities

 Accounts payable

 $

 480,000

 $

 -

 Accruals

 566,165

 335,522

 Due to shareholders for converted pledged collateral

 112,533

 112,385

 Total current liabilities

 $

 1,158,698

 $

 448,055

 TOTAL LIABILITIES

 $

 1,158,698

 448,055

 NET ASSETS (LIABILITIES)

 $

 (598,570

 )

 (447,927)

 )

 Commitments and contingencies

 $

 -

 $

 -

 STOCKHOLDERS’ EQUITY

 Preferred stock, 20,000,000 shares authorized; 0  shares issued and outstanding as of March 31, 2015 and December 31, 2014

 $

 -

 $

 -

 Common stock, $0.001 par value; 50,000,000 shares authorized; 39,684,495 and 39,684,495 shares issued and outstanding as of March 31, 2015 and December 31, 2014

 39,685

 39,685

 Additional paid in capital

 4,333,723

 4,333,723

 Exchange reserve

 (1,776)

 (1,776)

 )

 Retained earnings (deficits)

 (4,970,202)

 (4,819,559)

 )

 -

 -

 TOTAL STOCKHOLDERS’ EQUITY

 (598,570)

 (447,927)

 )

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

 Notes

 Three months ended

 March 31, 2015

 (Unaudited)

 Three months ended

 March 31, 2014

 (Unaudited)

 Net sales

 $

 560,000

 $

 561,870

 Costs of sales

 480,000

 587,308

 Gross profit (loss)

 $

 80,000

 $

 (25,438

 )

 Operating expenses

 Selling and distribution costs

 49,280

 87,375

 General and administrative expenses

 181,363

 211,448

 Income (loss) from operations

 $

 (150,643

 )

 $

 (324,261

 )

 Other expenses (income)

 Management and service income

 -

 (31,488

 )

 Interest income

 -

 (3

 )

 Exchange differences

 -

 3,360

 Miscellaneous

 -

 (5,106

 )

 Income (loss) before income taxes

 $

 (150,643)

 $

 (291,024)

 Net income (loss)

 $

 (150,643)

 $

 (291,024)

 Attributable to:

 Shareholders of the Company

 (150,643)

 (291,024)

 $

 (150,643)

 $

 (291,024)

 Earnings (loss) per share – basic and diluted

 $

 (0.004)

 $

 (0.01)

 Weighted average number of shares – basic and diluted

 5

 39,684,495

 39,684,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

 Notes

 As of

 March 31, 2015

 (Unaudited)

 As of

 March 31, 2014

 (Unaudited)

 Cash flows provided by (used for) operating activities :

 Net income (loss)

 $

 (150,643)

 $

 (291,024)

 Adjustments to reconcile net income to net cash provided by (used for) operating activities:

 Changes in assets and liabilities:

 (Increase) decrease in assets

 Accounts receivable

 (560,000)

 1,358,873

 Inventories

 -

 1,081,511

 Other current assets

 -

 91,618

 Current asset held for disposal

 -

 12,390,969

 Other assets

 -

 138,234

 Increase (decrease) in liabilities

 Accounts payable

 480,000

 (623,069

 )

 Accrued expenses

 230,643

 (257,453

 )

 Income tax payable

 -

 171,722

 Other current liabilities

 -

 (12,444,000)

 Total adjustments

 $

 150,643

 $

 1,908,405

 Net cash provided by (used for) operating activities

 $

 -

 $

 1,617,381

 Cash flows provided by (used for) investing activities:

 Advanced from Aristo / Mr. Yang

 $

 -

 $

 148

 Advanced to Aristo / Mr. Yang

 -

 931,652

 Decrease (increase) of restricted cash

 -

 -

 Decrease in Minority Interest

 -

 2,592,254

 Decrease of Fixed assets

 -

 8,212,849

 Net cash provided by (used for)  investing activities

 $

 -

 $

 11,736,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited) (Continued)

 Notes

 As of

 March 31, 2015

 (Unaudited)

 As of

 March 31, 2014

 (Unaudited)

 Cash flows provided by (used for) financing activities:

 Net borrowings on lines of credit and loans

 $

 -

 $

 (10,229,862

 )

 Principal payments to bank

 -

 (3,222,113

 )

 Principal payments under capital lease obligation

 -

 (133,428

 )

 Net cash provided by (used for) financing activities

 $

 -

 $

 (13,585,403

 )

 Net increase (decrease) in cash and cash equivalents

 $

 -

 $

 (231,119

 )

 Cash and cash equivalents–beginning of year

 -

 231,119

 Cash and cash equivalents–end of year

 $

 -

 $

 -

 Supplementary disclosure of cash flow information:

 Interest paid

 $

 -

 $

 -

 Income tax paid (reversal)

 $

 -

 $

 (177,291)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

 Note 1.

 Organization and Principal Activities

 Eagle Mountain Corporation (“Eagle”) (formerly named as USmart Mobile Device Inc. (“USmart”)) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

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

On April 24, 2015, the Company amended its Certificate of Incorporation to change its corporate name to Eagle Mountain Corporation.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

 (b)

 Principles of Consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions will eliminate, if applicable, in consolidation.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

During the reporting periods, there was no impairment loss.

 (i)

 Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong. The Company currently has no bank accounts in the United States of America.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2015 and March 31, 2014 or the balance sheet, as of March 31, 2015 and December 31, 2014. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011, 2012, 2013 and 2014 U.S. federal income tax returns are subject to U.S. Internal Revenue Service examination and the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/11, 2011/12, 2012/13, and 2013/14 Hong Kong Company Income Tax filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010, 2011, 2012, 2013 and 2014 PRC income tax returns are subject to PRC State Administration of Taxation examination.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

 Note 2.

 Summary of Significant Accounting Policies (Continued)

 (n)

 Revenue recognition

The Company derives revenues from resale of computer memory products, such as flash storage devices and memory chips. The Company recognizes revenue in accordance with the ASC 605 “Revenue Recognition”. Under ASC 605, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

 (o)

 Advertising

 The Group expensed all advertising costs as incurred. Advertising expenses included in general and administrative expenses were $0 and $0 for the period ended March 31, 2015 and 2014, respectively.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

 Note 3.

 Inventories

Inventories consisted of the following at March 31, 2015 and December 31, 2014:

 March 31, 2015

 December 31, 2014

 Finished goods

 $

 -

 $

 -

 Less allowance for excess and obsolete inventory

 -

 -

 Inventory, net

 $

 -

 $

 -

 Note 4.

 Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2015 and December 31, 2014:

 March 31, 2015

 December 31, 2014

 At cost

 Land and buildings

 $

 -

 $

 -

 Automobiles

 -

 -

 Office equipment

 -

 -

 Leasehold improvements

 -

 -

 Furniture and fixtures

 -

 -

 Machinery

 -

 -

 $

 -

 $

 -

 Less: accumulated depreciation

 -

 -

 $

 -

 $

 -

Depreciation and amortization expense totaled $Nil and $Nil for the three months ended March 31, 2015 and 2014, respectively.

Automobiles include the following amounts under capital leases:

 March 31, 2015

 December 31, 2014

 Cost

 $

 -

 $

 -

 Less accumulated depreciation

 -

 -

 Total

 $

 -

 $

 -

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

 Note 4.

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

As of March 31, 2015, the Company has not granted any options according to the condition set forth in the 2006 Equity Incentive Stock Plan and therefore, there were no options outstanding under this Plan.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

 (Unaudited)

 Note 5.

 Weighted Average Number of Shares

The Company has a 2006 Incentive Equity Stock Plan, under which the Company may grant options to its employees for up to 5 million shares of common stock. There was no dilutive effect to the weighted average number of shares for the period ended March 31, 2015 and March 31, 2014 since there were no outstanding options at March 31, 2015 and March 31, 2014 (please refer to Note 6 for more information on the 2006 Equity Incentive Stock Plan).

 Note 6.

 Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2015 through May 20, 2015, the date these financial statements were issued. The Company has decided to acquire more business, with the possibility of other business nature, into the Company. Despite mentioned the Company determined that there were no material subsequent events.

 Note 7.

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

For the quarter ended March 31, 2015, the Company has generated revenue of $560,000 and has incurred an accumulated deficit $4,970,202. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

 Item 2.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2014, (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Corporate Overview and Background

Eagle was primarily engaged in the business of distribution of memory products mainly under “Samsung” brand name which principally comprised DRAM, Graphic RAM and Flash for the Hong Kong and PRC markets (“Samsung Business”). After April 1, 2012, the Samsung Business was transferred to ATMD, a joint venture with Tomen. We indirectly own 30% equity interest in ATMD. On September 27, 2013, we sold the entire 30% equity interest of ATMD. Through the acquisition of Jussey on September 28, 2012, we have diversified our product portfolio and customer network, obtained design and manufacturing capabilities, and tapped into the blooming telecommunication industry with access to the 3G baseband licenses acquired by Jussey’s subsidiaries. On September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”).

After the disposal, the Company is still engaged in the sales and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”).

In the past three quarters, after the disposal of the subsidiary, the Company continue to doing business including negotiation, sourcing better supplier, restructuring of the administrative team and marketing with the customers in order to improve the financial position of the Company. After the continuous effort in the past periods, the Company regained a significant amount of sales revenue in this quarter. Moreover, the Company is continuous to looking for more business opportunity as well as considering about acquisition for business other than our main scheme.

Financial Highlights

The Company has decided to sell all the investment in its fully subsidiary ACL International Limited and the transaction will be completed within a year. Accordingly, the company has put aside all the assets and liabilities of ACL under the current asset held for disposal to reflect the decision.

 •

 Net sales for the three months ended March 31, 2015 (“first quarter of 2015”) decreased $1,870, or 0.3% to $560,000 compared to the same period in 2014 (“first quarter of 2014”).

 •

 The Company’s gross profit for the first quarter of 2015 increased by $105,438 or 414.4% to a gross profit of $80,000 compared to a gross loss in the first quarter of 2014

 .

   Net loss for the first quarter of 2015 decreased $140,381 to a loss $150,643 compared to the net loss of $291,024 for the first quarter of 2014.

·
Operating expenses for the first quarter of 2015 decreased by $68,180, or 22.8% to $230,643 compared to the first quarter of 2014.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Results of Operations

 Three Months Ended

 March 31, 2015

 March 31, 2014

 (Unaudited)

 (Unaudited)

 Net sales

 $

 560,000

 $

 561,870

 Cost of sales

 480,000

 587,308

 Gross profit

 80,000

 (25,438)

 )

 Operating expenses

 Sales and marketing expenses

 49,280

 87,375

 General and administrative expenses

 181,363

 211,448

 Profit (loss) from operations

 (150,643)

 (324,261)

 )

 Other (income) expenses

 -

 (33,237)

 )

 (Loss) Income before income taxes provision

 (150,643)

 (291,024)

 Income taxes provision

 -

 -

 Net income (loss)

 $

 (150,643)

 $

 (291,024)

 Earnings (loss) per share – basic and diluted

 $

 (0.004)

 $

 (0.01)

Unaudited Comparisons for Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Net sales

Net sales consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories. Net sales are recognized upon the transfer of legal title of the products to the customers. The quantity of products the Company sells fluctuates with changes in demand from its customers. The Company’s net sales decreased by 0.3% to $560,000 for the first quarter of 2015 from $561,870 for the first quarter of 2014. After the disposal of the subsidiary, the Company achieved to restarted the sales in this quarter which is the resulted of lots of negotiation and marketing activities within the last three quarters.

Cost of sales

Cost of sales is comprised of costs of goods purchased from our supplier, costs of manufacturing, assembly and testing of our products, and associated costs related to manufacturing support and quality assurance personnel, as well as provision for excess and obsolete inventories. The Company’s cost of sales, as a percentage of net sales, amounted to approximately 85.7% for the first quarter of 2015 and approximately 104.5% for the first quarter of 2014. Cost of sales decreased by $107,308 or 18.3%, to $480,000 for the first quarter of 2015 from $587,308 for the first quarter of 2014. This decrease was mainly due to better control of cost after the disposal of the subsidiary ACL Holding and doing business directly with supplier.

Gross Profit

Gross profit is net sales less cost of sales and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories. The Company’s gross profit for the first quarter of 2015 was recorded as a gross profit of $80,000, representing an increase of $105,438 or 414.4% over a gross loss of $25,438 in the same period of 2014. This result is a consequence of the sales achieved in the first quarter in 2015 with improved cost control and better profit margin.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Sales and Marketing Expenses

Sales and marketing expenses consists primarily of associated costs for sales and marketing, commissions, promotional activities, freight shipments, and marine insurance. Sales and marketing expenses decreased by $38,095 or 43.6%, to $49,280 for the first quarter of 2015 from $87,375 for the first quarter of 2014. Such decrease was directly attributable to the more effective control over the marketing activities after disposal of the subsidiary.

General and Administrative Expenses

General and administrative expenses consists primarily of compensation (including stock-based compensation) and associated costs for administrative personnel, professional fees including audit and other business registration fee, and director and officer insurance. General and administrative expenses decreased by $30,085 or 14.2%, to $181,363 for the first quarter of 2015 from $211,448 for the first quarter of 2014. The decrease was directly attributable to more effective control over the administrative activities after disposal of the subsidiary..

Income (Loss) from Operations

Loss from operations was $150,643 for the first quarter of 2015 compared to loss of $324,261 for the first quarter of 2014. This decrease in loss from operations was mainly due to the decision for disposal of operating subsidiaries in the coming quarter.

Other Expenses (Income)

Other expenses (income) consists primarily of rental income, management and service income, interest income, interest expenses, and profit on disposals of assets. The Company has recorded other income of $Nil for the first quarter of 2015, a decrease of 100% from other income of $33,237 for the first quarter of 2014. This decrease in other income was mainly due to disposal of subsidiary which resulted to no more rental income and management activities to subsidiary.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss $150,643 for the first quarter of 2015, a decrease of $140,381 or 48.2%, from a net loss $291,024 for the first quarter of 2013. The result was mainly due the disposals of subsidiary which provided a better effective control over cost and expenses.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

As of March 31, 2015, the Company has total net current liabilities of $598,570. This raises substantial doubt about the Company’s ability to continue as a going concern. We will continue to seek additional sources of available financing on acceptable terms; however, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In addition, if the results are negatively impacted and delayed as a result of political and economic factors beyond management’s control, our capital requirements may increase.

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

Net Cash Provided by (Used for) Operating Activities

In the three months ended March 31, 2015, net cash provided by operating activities was $Nil while for the three months ended March 31, 2014, net cash provided by operating activities was $1,617,381, a decrease in net cash provided by operating activities of $1,617,381. This decrease was primarily due to the disposal of ACL Holdings which resulted in decrease in operating activities, however, the Company is still maintaining operation and doing business within the period.

Net Cash Provided by (Used for) Investing Activities

For the three months ended March 31, 2015, net cash provided by investing activities was $Nil while for the three months ended March 31, 2014 was $11,736,903, a decrease of the amount of $11,736,903. This decrease was primarily due to changes in fixed assets assigned to current assets hold for disposal resulted by the decision for disposal of operating subsidiaries as of March 31, 2014 and then actually disposed in September 30, 2014.

Net Cash Provided by (Used for) Financing Activities

In the three months ended March 31, 2015, net cash used for financing activities was $Nil while for the three months ended March 31, 2014, net cash used by was $13,585,403, an increase of the amount of $13,585,403. This increase was due to the decision for disposal of operating subsidiaries which resulted in the repayment of bank lines of credit and loans payable usage of March 31, 2014.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of May 20, 2015, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2015, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

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

 EAGLE MOUNTAIN CORPORATION

 Date: May 20, 2015

 By:

 /s/ Ronald Cormick

 Ronald Cormick

 Chief Executive Officer

 Date: May 20, 2015

 By:

 /s/ Haley Manchester

 Haley Manchester

 Chief Financial Officer