Form 10-K/A
period 2014-12-31
Eagle Mountain Corp
filed 2015-06-03
CIK 934445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50140

Eagle Mountain Corp.
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

20333 Tomball Pkwy, Suite 204, Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code : 208-342-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Eagle Mountain Corporation (formerly USmart Mobile Device Inc.) for the fiscal year ended December 31, 2014 is being filed solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the original Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-K as filed on April 16, 2015.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

(2)	The financial statements listed in the Index are filed as part of this report.

(3)	List of Exhibits
See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.INS	XBRL Instance Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.SCH	XBRL Taxonomy Extension Schema*
* Filed herewith
**Furnished herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MOUNTAIN CORPORATION

By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer (Principal Executive Officer)

Dated: June 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Cormick	Chief Executive Officer and Director	June 3, 2015
Ronald Cormick	(Principal Executive Officer)

/s/ Haley Manchester	Chief Financial Officer	June 3, 2015
Haley Manchester	(Principal Financial and Accounting Officer)

/s/ Larry Eastland	Director	June 3, 2015
Larry Eastland
June 3, 2015
/s/Ehud Amir	Cheif Operating Officer, Director
Ehud Amir