Form 10-Q/A
period 2015-03-31
Eagle Mountain Corp
filed 2015-06-03
CIK 934445

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

208-342-8888

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Eagle Mountain Corporation  for the three month period ended March 31, 2015 is being filed solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the original Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on May 21, 2015

Item 6.	Exhibits

Exhibits:

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

*101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*101.INS	XBRL Instance Document*

*101.LAB	XBRL Taxonomy Extension Label Linkbase*

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*101.SCH	XBRL Taxonomy Extension Schema*
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MOUNTAIN CORPORATION

Date: June 3, 2015	By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2015	By:	/s/ Haley Manchester
Haley Manchester
Chief Financial Officer (Principal Financial and Accounting Officer)