Form 10-Q
period 2015-06-30
Eagle Mountain Corp
filed 2015-09-14
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

EAGLE MOUNTAIN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	16-1642709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20333 Tomball PKY, Suite 204, Houston, Texas 77070
(Address of principal executive offices) (Zip code)

(281) 378-8028
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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The Registrant had 271,055,926 shares of common stock outstanding as of September 13, 2015.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Pages
Condensed Consolidated Balance Sheets (Unaudited)	F-1
Condensed Conslidated Statements of Income (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 to F-13

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30, 2015 (Unaudited)	As of December 31, 2014 (Audited)

ASSETS
Current assets
Cash and cash equivalents	$196,523	$-
Interest receivable	5,307	-
Prepaid expense	7,000	-
Other current assets	7,313	-
Total current assets	216,143	-

Note receivable	258,450	-
Deposit on property (Note 6)	260,000	-
Intangible assets (Note 6)	2,031,500	-
Assets from discontinued operations (Note 5)	560,128	128
Total other assets	3,110,078

TOTAL ASSETS	$3,326,221	$128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$905,931	$-
Advances	220,131	-
Convertible notes, net	70,862	-
Loan payable	269,400	-
Total current liabilities	1,466,324	-

Liabilities from discontinued operations	1,159,758	448,055

Total liabilities	2,626,082	-

Stockholders’ Equity (Deficit)
Series B Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, 8,000,000 and nil shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	8,000	-
Series C Convertible Preferred Stock Par value: $0.001, 2,100,000 shares authorized, 2,050,000 and nil shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2,050	-
Series D Convertible Preferred Stock Par value: $0.001, 640,000 shares authorized, 638,509 and nil shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	639	-
Common stock: Par value: $0.001, 500,000,000 shares authorized, 2,205,010 shares issued and outstanding as of June 30, 2015 and December 31, 2014	2,205	2,205
Stock payable	98,940,000	-
Additional paid in capital	616,479,675	4,371,203
Exchange reserve	(1,776)	(1,776)
Minority interest in earnings of subsidiary	119,358	-
Accumulated deficit	(714,850,012)	(4,819,559)
Total stockholders’ equity	700,139	(447,927)

Total liabilities and stockholders’ equity	$3,326,221	$128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$	$-

Operating Expenses
Exploration expenses	20,039	-	20,039	-
Professional fees	224,500	-	224,500	-
General and administrative expenses	165,165	-	165,165	-
Total operating expenses	409,704	-	409,704	-

Income (loss) from continuing operations	(409,704)	-	(409,704)	-

Other Income (expenses)
Interest expenses	(73,086)	-	(73,086)	-
Interest income	369	-	369	-
Impairment of goodwill	(604,163,185)	-	(604,163,185)	-
(Loss) on debt settlement	(105,233,144)	-	(105,233,144)	-
Other Income (expenses)	(709,469,046)	-	(709,469,046)	-

Net Income (loss) from continuing operations	(709,878,750)	-	(709,878,750)	-
Net Income (loss) from discontinued operations	(1,060)	(282,104)	(151,703)	(574,679)
Net Income (loss)	$(709,879,810)	$(282,104)	$(710,030,453)	$(574,679)

Attributable to:
Non-controlling interest	$(7,041)	$-	$(7,041)	$-
Shareholders of the Company	$(709,879,810)	$(282,104)	$(710,030,453)	$(574,679)

Net Loss Per Common Share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares – basic and diluted	2,205,010	2,205,010	2,205,010	2,205,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(710,030,453)	$(574,679)
Add: loss from discontinued operations	151,703	574,679
Adjustments to reconcile net income (loss) to cash used in operation
Impairment of Goodwill	604,163,185	-
Amortization of debt discount	70,862	-
Loss on debt settlement	105,233,144	-
Changes in current assets and liabilities:
Interest receivable	(369)	-
Prepaid expenses	(7,000)	-
Accounts payable and accrued expenses	(155,613)	-
Net cash provided (used) from continuing activities	(574,541)	-
Net cash provided (used) from discontinued activities	-	1,615,830
Net cash provided (used) from operating activities	(574,541)	1,615,830

Cash flows from investing activities:
Cash and cash equivalents acquired from acquisitions of consolidated companies	132,064	-
Advances of funds to subsidiary before acquisition	(151,000)	-
Loan receivable	(175,000)	-
Net cash provided (used) from continuing activities	(193,936)	-
Net cash provided (used) from discontinued activities	-	10,806,654
Net cash provided (used) from investing activities	(193,936)	10,806,654

Cash flows from financing activities:
Proceeds from convertible notes	965,000	-
Net cash provided (used) from continuing activities	965,000	-
Net cash provided (used) from discontinued activities	-	(12,653,603)
Net cash provided (used) from financing activities	965,000	(12,653,603)

Net cash flows	196,523	(231,119)

Cash and equivalents, beginning of period	-	231,119
Cash and equivalents, end of period	$196,523	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing activities:
Non- cash net assets acquired, Assumption Agreement	$685,126	$-

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

After the disposal, the Company was still engaged in the sales and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”).

On April 24, 2015, the Company amended its Certificate of Incorporation to change its corporate name to Eagle Mountain Corporation.  Subsequently, on June 5, 2015  the Company and Eagle Mountain Ltd., a Belize corporation (the “Assignor”), entered into an Assignment and Assumption Agreement (the “Assumption Agreement”), pursuant to which the Assignor assigned to the Company certain debts and assets, including  (1) a controlling interest in Shale Oil International Inc. (OTC:PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc., which collectively own a strategic oil and gas model (intellectual property) covering  several thousand square miles of prospective oil and gas exploration and development acres in Louisiana, Texas and Mexico, as well as various related geophysical, geological, engineering and geochemical data sets;  (2) an opportunity to participate in and finance a trans-oil pipeline project, and (3) an agreement for a strategic cooperation regarding an integrated energy project and an opportunity to purchase and refurbish a refinery. Mr. Ehud Amir, the Chairman of the Board of the Company’s Board of Directors, and the Company’s Chief Operating Officer, is the CEO of Assignor.  Mr. Amir is also a co-founder of Texas Shale Oil Inc., a wholly owned subsidiary of the Company’s 85% controlled subsidiary, Shale Oil International Inc. In addition, Mr. Ronald Cormick, the Company’s Chief Executive Officer, is the President and Director of Texas Shale Oil Inc. and President and CEO of Shale Oil International Inc.  Mr. Larry Eastland, a member of the Company’s Board of Directors, is also director and Chairman of Shale Oil International Inc.
As a result of entering into the Assignment and Assumption Agreement, the Company changed its business focus and discontinued its operation in the sales and distribution of smartphones, electronic products and components. The Company now operates in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector.

On July 17, 2015 the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the increase in authorized shares of common stock and a reverse stock split. Upon filing of the Certificate of Amendment, the Company’s authorized common stock was increased to 500,000,000 shares and every eighteen shares of the Company’s issued and outstanding common stock was automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split was  applied to all shares of the Company’s common stock outstanding immediately prior to July 17, 2015, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were  be issued as a result of the reverse stock split. Stockholders who would otherwise be entitled to receive a fractional share had their factional shares rounded up to the nearest whole number.

The aforementioned Assumption Agreement resulted in a change of control in the Company when on August 24, 2015 the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 2.	Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Eagle Mountain Corp. and its 85.39% controlled subsidiary, Texas Shale Oil Inc.. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, derivative liabilities, debt discounts and common stock issued for assets, services or in settlement of obligations.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounting for subsidiaries

A subsidiary is an entity controlled by the Company. Control is achieved where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The results of subsidiary acquired of during the year are included in the income statement from the effective date of acquisition. Where necessary, adjustments are made to the financial statements of subsidiary to bring its accounting policies into line with those used by the Company. All intra-company transactions, balances, income and expenses are eliminated on consolidation. Minority interest in the net assets of consolidated subsidiary are identified separately from the Company’s equity therein. Minority interests consist of the amount of those interests at the date of original business combination and the minority’s share of changes in equity since the date of the combination. Losses applicable to the minority in excess of the minority’s share of changes in equity are allocated against the interests of the Company except to the extent that the minority has a binding obligation and is able to make an additional investment to cover the losses.

Business combinations

All business combinations are accounted for under the purchase method. The cost of an acquisition is measured at the fair value of the assets given and liabilities incurred or assumed at the date of exchange plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities assumed in a business combination (including contingent liabilities) are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. At June 30, 2015, we had no recorded goodwill. The interest of minority shareholders in the acquisition is initially measured at the minority’s proportion of the net fair value of the assets, liabilities and contingent liabilities recognized.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Summary of Significant Accounting Policies (continued)

Oil and gas properties

We use the successful efforts method of accounting for oil and gas properties. Under that method:

a.	Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets.

b.
Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves.

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized.

d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.

e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the six month period ended June 30, 2015, there was no impairment of long-lived assets.
Intangible assets

Identifiable intangible assets are recognized when the Company controls the assets, it is probable that future economic benefits attributed to the asset will flow to the Company and the cost of the asset can be reliably measured.  The economic or useful life of an intangible asset is based on an estimate made by management and is subject to change under certain market conditions.
Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Summary of Significant Accounting Policies (continued)

Loss per Common Share (cont’d)

The Company had the following potential common stock equivalents at June 30, 2015:

Series B Convertible Preferred Stock	40,000,000
Series C Convertible Preferred Stock	205,000,000
Series D Convertible Preferred Stock	63,850,900
Convertible notes	12,650,000
Stock payable, common shares	50,000,000

Since the Company reported a net loss at December 31, 2014 and June 30, 2015, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $1,251,241 at June 30, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Acquisition, Change of Business

On June 5, 2015, Eagle Mountain Corporation (the “Company”) executed an assignment and assumption agreement (the “Assumption Agreement”) with Eagle Mountain Ltd., a Belize corporation (the “Assignor”). Pursuant to the Assumption Agreement, the Company acquired certain assets including; letters of intent, agreements and other assets and assumed debts in the aggregate amount of $1,327,017 from the Assignor, which amount was subsequently released in exchange for 538,509 shares of a newly designated class of Series D Convertible Preferred Stock (Note 8).  As consideration for the Assumption Agreement, the Company issued the Assignor and/or its assignees 8,000,000 shares of a newly designated Series B Convertible Preferred Stock, 2,050,000 shares of a newly designated Series C Convertible Preferred Stock, 100,000 shares of a newly designed Series D Convertible Preferred Stock and 50,000,000 shares of common stock (which remains payable).

The list of assets include:

1. A Consultancy Agreement, dated April 18, 2015, pursuant to which the Assignor will provide consulting services with respect to the strategic partners, prospective user, as well as potential financiers and investors for a trans-oil pipeline project.

2. A Memorandum of Understanding pursuant to which the parties agree to have a strategic cooperation regarding an integrated energy project.

3. A Letter of Intent to purchase and refurbish a refinery, dated February 26, 2015, by and between the Assignor and a petroleum company.

4. 85.39% Controlling ownership of Shale Oil International Inc. (OTC:PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc., which collectively own a strategic oil and gas model (intellectual property) covering  several thousand square miles of prospective oil and gas exploration and development acres in Louisiana, Texas and Mexico, as well as various related geophysical, geological, engineering and geochemical data sets;

The Company does not have valuation data for above list items 1 to item 3, and as a result, we have assigned no fair market value to these assets.

The transaction has been valued at $603,534,000, based on fair market value of the acquirer’s stock, which is issuable upon conversion of several classes of Preferred Stock as set out above and the issuance of a total of 50,000,000 shares of common stock which remains payable at the date hereof.  The value of 85.39% of the net underlying assets of Assignor was approximately $697,832.

The allocation of the purchase price totaling $697,832, is as follows.  For purposes of the allocation, Management has considered book value and fair value to be the same and has treated all assets and liabilities at cost:

At May 31, 2015	Book value	Fair value adjustments	Fair value
	$	$	$
Net assets acquired
Cash	132,064	-	132,064
Interest receivable	4,938	-	4,938
Other receivable	7,313	-	7,313
Note receivable	83,450	-	83,450
Deposit on property	260,000	-	260,000
Intangible assets	2,031,500	-	2,031,500
Accounts payable and accrued liabilities	(1,061,544)	-	(1,061,544)
Advances	(220,131)	-	(220,131)
Loan payable	(269,400)	-	(269,400)
Advances from Eagle Mountain Corp	(151,000)	-	(151,000)
	817,190	-	817,190
Minority interest			(119,358)
Total consideration			697,832

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Acquisition (continued)

Satisfied:	$
Add: Issuance of various classes of preferred convertible shares of Eagle Mountain Corp.	603,534,000
Assumed convertible notes	1,327,017
Total:	604,861,017

Goodwill	604,163,185

Upon review, the Company has fully impaired the Goodwill on the transaction date.

Note 5 – Discontinued Operations

On June 5, 2015, Eagle Mountain Corporation (the “Company”) executed an assignment and assumption agreement (the “Assumption Agreement”) with Eagle Mountain Ltd., a Belize corporation (the “Assignor”). Pursuant to the Assumption Agreement, the Company acquired certain agreements and assets and assumed debts in the aggregate amount of $1,327,017 from the Assignor. In consideration, the Company issued the Assignor and/or its assignees 8,000,000 shares of a newly designated Series B Convertible Preferred Stock, 2,050,000 shares of a newly designated Series C Convertible Preferred Stock, 100,000 shares of a newly designed Series D Convertible Preferred Stock and 50,000,000 shares of common stock (which remains payable).

Upon the closing, the Company changed its business from the sales and distribution of smartphones, electronic products and components to  operations in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector.. The major classes of assets and liabilities from discontinued operations as of June 30, 2015 and December 31, 2014 included in the consolidated balance sheets, are as gathered from the records transferred to the Company, unaudited, and subject to further verification, are reported below as follows:

	As of June 30, 2015 (Unaudited)	As of December 31, 2014 (Audited)

ASSETS
Current assets
Accounts receivable	$560,000	$-
Other current assets	128	128
Total current assets	560,128	128

TOTAL ASSETS	$560,128	$128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,047,225	$335,522
Due to shareholders	112,533	112,533
Total current liabilities	1,159,758	448,055

Total liabilities	1,159,758	448,055

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Discontinued Operations (cont'd)
The results of the discontinued operations are as follows:
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net sales	$-	$451,371	$560,000	$1,013,241
Costs of sales	-	526,225	480,000	1,113,533
Gross profit (loss)	-	(74,854)	80,000	(100,292)

Operating Expenses
Selling and distribution costs	-	30,990	49,280	118,365
General and administrative expenses	1,060	196,108	182,423	409,106
Operation expenses	1,060	227,098	231,703	527.471

Other income (expenses)	-	19,848	-	53,084

Income (loss) from discontinued operations	(1,060)	(282,104)	(151,703)	(574,679)

Note 6 – Other Assets

(a)	Sale and Purchase Agreement with Pryme Oil and Gas LLC

On May 23, 2014 the Company’s 85% controlled subsidiary, Shale Oil International Inc. entered into a Sale and Purchase agreement with Pryme Oil and Gas LLC, a Texas corporation, (the “Seller”) where under the Company’s subsidiary, as “Purchaser”, will acquire 100% of the Seller’s working interests and net revenue interests in the oil and gas leases and areas of mutual interest held by Seller in the AVOYELLES & ST. LANDRY PARISHES, LOUISIANA, known as the Tuner Bayou Acreage (the “Acreage”).  In addition the Purchaser shall acquire the Seller’s working interest in the personal property, equipment and fixtures on the Acreage, as well as any available seismic, geologic, geophysical, geochemical, engineering, financial, prior drilling and production histories, legal and cultural information, reports, studies and data accumulated by Seller in the acquisition and development of the Acreage.  In consideration for the acquisition, the Purchaser shall assume certain debts of the Seller, not to exceed $1,400,000, shall pay the Seller’s proportionate share of the installation of an artificial lift system on the Rosewood Plantation 21-H well (the “Workover”) within 30 days of the execution of the agreement, not to exceed $260,000, and shall agree to drill at least one Chalk well within 4 months of the completion of the aforementioned Workover.  As at June 30, 2015 and August 31, 2014 the Company’s subsidiary has remitted deposits of $260,000 towards the required Workover fees.

Under the terms of the agreement, should the transaction fail to close for any reason, the $260,000 advance by the Company’s subsidiary may be converted into an unrestricted block of stock in Prime Energy Limited in equivalent value to the cash proceeds advanced, determined using a VWAP share price.  As at the date of this report the transaction has not yet closed due to a change in economic conditions and certain legal matters which are being addressed by Pryme, however the Company and Pryme continue to work towards completion of the agreement as contemplated above.

(b)	Intangible Assets

Intangible assets totaling $2,031,500 reflected on the Company’s balance sheet represent certain acquired geologic, geophysical, geochemical and engineering data, land acquisition costs and certain associated technical expenses recorded at cost and held by the Company’s 85% controlled subsidiary, Shale Oil International Inc., and its wholly owned subsidiary, Texas Shale Oil Inc.

Note 7 – Loan Receivable

During the six month period ended June 30, 2015, the Company provided $175,000 in operating capital to a third party in the form of a two year note, bearing interest at 2% plus the USD Libor rate.  The loan is unsecured.

On June 1, 2014, the Company’s subsidiary provided $83,450 to a third party in the form of a two year note, bearing 6% interest per annum as a loan for working capital. The loan is unsecured.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Convertible Notes

On June 5, 2015, the Company entered into debt exchange agreements (the “Exchange Agreements”) with holders of convertible debentures which the Company assumed from the Assignor. Pursuant to the Exchange Agreements, the holders released the Company in full from the Company’s obligations to them for an aggregate of $1,327,017 in convertible debentures, and the Company cancelled, extinguished and discharged such obligations, in exchange for the issuance to the holders of an aggregate of 538,509 shares of Series D Convertible Preferred Stock. The aggregate of 538,509 shares of Series D Convertible Preferred Stock was valued at $106,560,161 based on fair market value of the Company’s market price on the date of the transaction, and assuming all Series D Convertible Shares of Preferred Stock were converted to shares of the Company’s common stock.  We recorded $105,233,144 as a loss on debt settlement.

During the six month period ended June 30, 2015, the Company entered into various 6% convertible notes with investors, having different terms of maturity between three months to two years and with conversion prices varying from $0.05 to $0.10.  We received a total of $965,000 in respect of these convertible notes.

As at the date of issue, these convertible notes were considered to have a beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of issue to be $965,000, or the face value of the notes.  This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the six month period ended June 30, 2015 was $70,862.

	June 30, 2015	Issue Date
Total convertible promissory note – face value	965,000	965,000
Less: beneficial conversion feature	(894,138)	(965,000)
	70,862	-

Interest expenses:

	For the three month period		For the nine month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Amortization of debt discount	$70,862	$-	$70,862	$-
Interest at contractual rate	2,224	-	2,224	-
Totals	$73,086	$1,247	$73,086	$10,551

Note 9 – Common Stock

On June 5, 2015 as part of the Assumption Agreement (Note 4) the Company agreed to issue 8,000,000 shares of a newly designated Series B Convertible Preferred Stock, 2,050,000 shares of a newly designated Series C Convertible Preferred Stock, 100,000 shares of a newly designed Series D Convertible Preferred Stock and 50,000,000 shares of common stock.  Further the Company agreed to settle a total of $1,327,017 in assumed debt for 538,509 shares of Series D Convertible Preferred Stock.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Common Stock (cont’d)

On June 8, 2015, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Preferred Stock”) authorizing the issuance of up to 8,000,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $0.001 and is automatically convertible into 90 shares of the Company’s common stock upon the Company’s filing of an amendment to its Certificate of Incorporation to increase its authorized number of shares of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The holders of Series B Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series B Preferred Stock are convertible. On July 17, 2015, the Company effected a one for eighteen reverse split of its common stock and as a result each share of Series B Preferred Stock was adjusted so that it was convertible into 5 shares of the Company’s Common Stock.

The Company also filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Series C Preferred Stock”) authorizing the issuance of up to 2,100,000 shares of Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $0.001 and is automatically convertible into 1,800 shares of the Company’s common stock upon the Company’s filing of an amendment to its Certificate of Incorporation to increase its authorized number of shares of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The holders of Series C Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series C Preferred Stock are convertible. On July 17, 2015, the Company effected a one for eighteen reverse split of its common stock and as a result each share of Series C Preferred Stock was adjusted so that it was convertible into 100 shares of the Company’s Common Stock.

The Company also filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (“Series D Preferred Stock”) authorizing the issuance of up to 640,000 shares of Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $0.001 and is automatically convertible into 1,800 shares of the Company’s common stock upon the Company’s filing of an amendment to its Certificate of Incorporation to increase its authorized number of shares of common stock, provided, however, such conversion shall not occur prior to September 1, 2015. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The holders of Series D Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series D Preferred Stock are convertible. On July 17, 2015, the Company effected a one for eighteen reverse split of its common stock and as a result each share of Series D Preferred Stock was adjusted so that it was convertible into 100 shares of the Company’s Common Stock.

The Company had 2,205,010 shares of common stock outstanding at June 30, 2015 and December 31, 2014.

Note 10 – Other Events

On April 18, 2015, Ben Wong and Eddy Wong tendered their resignation as Chief Executive Officer and Chief Financial Officer, respectively, effective immediately. Concurrently, the Board of Directors appointed Ronald Cormick as Chief Executive Officer of the Company and Haley Manchester as Chief Financial Officer of the Company to fill the vacancies left by Messrs. Wong’s resignation, with immediate effect.  The Board also appointed Ronald Cormick, Ehud Amir, and Larry Eastland as directors of the Company and appointed Ehud Amir as Chief Operating Officer of the Company with immediate effect.

On May 26, 2015, Ben Wong and Alan (Chung-Lun) Yang resigned from the Board of Directors.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 11 – Subsequent Events

On July 17, 2015 (the “Effective Time”), the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware to effect the increase in authorized shares of common stock and a reverse stock split. Upon filing of the Certificate of Amendment, the Company’s authorized common stock was increased to 500,000,000 shares and every eighteen shares of the Company’s issued and outstanding common stock was automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split was be applied to all shares of the Company’s common stock outstanding immediately prior to the Effective Time, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were be issued as a result of the reverse stock split. Stockholders who would otherwise be entitled to receive a fractional share had their fractional shares rounded up to the nearest whole number.

On August 24, 2015 the holders of 638,509 shares of Class D and 2,050,000 shares of Class C convertible preferred stock, converted those shares into 268,850,900 shares of our common stock, effecting a change in control.

On September 1, 2015 a total of $350,000 in convertible notes became due and payable.

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

After the disposal, the Company was still engaged in the sales and distribution of smartphones, electronic products and components in Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China” or the “PRC”).

On April 24, 2015, the Company amended its Certificate of Incorporation to change its corporate name to Eagle Mountain Corporation.  Subsequently, on June 5, 2015  the Company and Eagle Mountain Ltd., a Belize corporation (the “Assignor”), entered into an Assignment and Assumption Agreement (the “Assumption Agreement”), pursuant to which the Assignor assigned to the Company certain debts and assets, including  (1)a controlling interest Shale Oil International Inc. (OTC:PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc., which collectively own a strategic oil and gas model (intellectual property) covering  several thousand square miles of prospective oil and gas exploration and development acres in Louisiana, Texas and Mexico, as well as various related geophysical, geological, engineering and geochemical data sets;  (2) an opportunity to participate in and finance a trans-oil pipeline project, and (3) an agreement for a strategic cooperation regarding an integrated energy project and an opportunity to purchase and refurbish a refinery.  Mr. Ehud Amir, the Chairman of the Board of the Company’s Board of Directors, and the Company’s Chief Operating Officer, is the CEO of Assignor.  Mr. Amir is also a co-founder of Texas Shale Oil Inc., a wholly owned subsidiary of the Company’s 85% controlled subsidiary, Shale Oil International Inc. In addition, Mr. Ronald Cormick, the Company’s Chief Executive Officer, is the President and Director of Texas Shale Oil Inc. and President and CEO of Shale Oil International Inc.  Mr. Larry Eastland, a member of the Company’s Board of Directors, is also director and Chairman of Shale Oil International Inc.

As a result of the aforementioned transactions the Company now operates in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector, and discontinued its operation in the sales and distribution of smartphones, electronic products and components.

On July 17, 2015 the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the increase in authorized shares of common stock and a reverse stock split. Upon filing of the Certificate of Amendment, the Company’s authorized common stock was increased to 500,000,000 shares and every eighteen shares of the Company’s issued and outstanding common stock was automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split was  applied to all shares of the Company’s common stock outstanding immediately prior to July 17, 2015, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were be issued as a result of the reverse stock split. Stockholders who would otherwise be entitled to receive a fractional share had their factional shares rounded up to the nearest whole number.

The Assumption Agreement resulted in a change of control in the Company when on August 24, 2015 the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock.

Results of Operations

On June 5, 2015 the Company and Eagle Mountain Ltd., a Belize corporation (the “Assignor”), entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) as more particularly described in the financial statements included herein. As a result of the Assumption Agreement, the Company now operates in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector, and discontinued its operation in the sales and distribution of smartphones, electronic products and components.

The financial statements contained herein reflect the consolidated financial reports of the Company and its 85% controlled subsidiary, Shale Oil International Inc.  In addition, discontinued operations from the Company’s prior business operation is reflected as of the transaction date, June 5, 2015.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$	$-

Operating Expenses
Exploration expenses	20,039	-	20,039	-
Professional fees	224,500	-	224,500	-
General and administrative expenses	165,165	-	165,165	-
Total operatingexpenses	409,704	-	409,704	-
Income (loss) from continuing operations	(409,704)	-	(409,704)

Other Income (expenses)
Interest expenses	(73,086)	-	(73,086)	-
Interest income	369	-	369	-
Impairment of goodwill	(604,163,185)	-	(604,163,185)	-
(Loss) on debt settlement	(105,233,144)	-	(105,233,144)	-
Other Income (expenses)	(709,469,046)	-	(709,469,046)	-
		-
Net Income (loss) from continuing operations	(709,878,750)	-	(709,878,750)	-
Net Income (loss) from discontinued operations	(1,060)	(282,104)	(151,703)	(574,679)
Net Income (loss)	$(709,879,810)	$(282,104)	$(710,030,453)	$(574,679)

Attributable to:
Non-controlling interest	$(7,041)	$-	$(7,041)	$-
Shareholders of the Company	$(709,879,810)	$(282,104)	$(710,030,453)	$(574,679)

Unaudited Comparisons for Three and Six Months Ended June 30, 2015 to the Three and Six Months Ended June 30, 2014

Exploration Expenses

During the three and six months ended June 30, 2015 the Company incurred $20,039 in exploration expenses (2014- $Nil) with respect to our newly acquired business operations in the oil and gas sector.

Professional Fees

During the three and six months ended June 30, 2015 the Company incurred $224,500 in professional fees paid for legal, accounting, audit and other professional expense compared to $Nil in the prior comparative period.

The Company expected to continue to incur substantive additional professional fees as we move to evaluate recently acquired resource based assets and undertake financings to meet our operational overhead and planned exploration expenses.

General and Administrative expenses

During the three and six months ended June 30, 2015 the Company incurred general and administrative expenses of $165,165 as compared to $Nil in the prior comparative period.  General and administrative expenses include travel and entertainment expense, office expense, rent and other overhead, transfer agent and filing fees and fees paid to consultants.

Other Expenses

During the three and six month periods ended June 30, 2015 the Company reported impairment of goodwill with respect to an Assumption Agreement more particularly described in the financial statements contained herein of $604,163,185 as a result impairment testing conducted by management at the acquisition date.  In addition the Company recorded a loss on the settlement of certain acquired debts of $105,233,144 as a result of the issuance of shares of convertible class D preferred stock.

In addition we recorded interest expense of $73,086 in respect of certain convertible notes payable, including amortization of the debt discount and interest income of $369 with no similar expenses in the prior comparative three and six month periods.

Expenses from discontinued operations totaled $1,060 in the three months ended June 30 2015 ($282,104 – 2014) and $151,703 in the six months ended June 30, 2015 ($574,679-2014)

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2015, we had total current assets of $216,143 including $196,523 cash on hand, interest receivable of $5,307, prepaid expenses of $7,000 and other current assets of $7,313, as compared to $Nil total current assets in the comparative period ended December 31, 2014.  Current liabilities from continuing operations totaling $1,466,324 at June 30, 2015 include $905,931 from accounts payable and accrued liabilities, $220,131 in advances from third parties, $70,862 in convertible notes payable, net and $269,400 in loans payable, compared to $Nil current liabilities from continuing operations at December 31, 2014.  Presently we rely on advances from third parties and convertible loans from qualified investors to fund our general operating expenses.

The Company expects it will need to raise additional capital to fund its proposed operations for the next twelve months, however, the total amount of capital required is presently unknown.  The Company is continuing to evaluate the cash requirements of its recently acquired operations. We intent to fund operations by a combination loans and equity placements.

There can be no assurance that continued funding will be available on satisfactory terms.

Net Cash Provided by (Used for) Operating Activities

In the six months ended June 30, 2015, net cash used by continuing operating activities was $574,541 as compared to $nil in the prior comparative period.  Net cash provided by discontinued operations totaled $1,615,830 in the six months ended June 30, 2014 as compared to NIL in the current period.

Net Cash Provided by (Used for) Investing Activities

During the six months ended June 30, 2015, the Company used $193,936 cash in investing activities compared to Nil in the prior comparative period.  The Company acquired cash of $132,064 as a result of consolidation of its subsidiary accounts and expended a total of 326,000 in loans and advances to its subsidiary and certain third parties.  The Company reported net cash provided from investing activities from discontinued operations of $10,806,654 in the six months ended June 30, 2014 as compared to Nil in the current six month period.

Net Cash Provided by (Used for) Financing Activities

During the six months ended June 30, 2015 the Company received $965,000 in proceeds from convertible notes payable ($Nil-2014) and reported $net cash used in financing activities from discontinued operations  $12,653,603 in the six months ended June 30, 2014 (Nil- 2015).

GOING CONCERN

The Company has incurred net losses since inception and had a working capital deficit of $1,251,241 at June 30, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements for the period ended June 30, 2015.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      During the six month period ended June 30, 2015, the Company entered into various 6% convertible notes with investors, having different terms of maturity between three months to two years and with conversion prices varying from $0.05 to $0.10.  We received a total of $965,000 in respect of these convertible notes which are convertible into a total of 12,650,000 shares of common stock.

       On August 24, 2015 the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

        Not applicable.

Item 5.	Other Information

None

Item6.	Exhibits

Exhibits:	Description:
3.1	Certificate of Amendment, dated April 24, 2015(1)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock(2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(2)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(2)
10.1	Assignment and Assumption Agreement(2)
10.2	Form of Exchange Agreement(2)
10.3*	Convertbile Note Purchase Agreement and Form of 6% Convertible Promissory Note
10.4*	Loan agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Orosz Brother Cars Ltd.
10.5*	Sale and Purchase Agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Pryme Oil and Gas LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
* **
Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on April 29, 2015 and is incorporated herein by reference.
(2)2 Filed as exhibit to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 8, 2015 and is incorporated herein by reference.

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MOUNTAIN CORPORATION

Date: September 14, 2015	By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer

Date: September 14, 2015	By:	/s/ Haley Manchester
Haley Manchester
Chief Financial Officer