Form 10-Q/A
period 2015-06-30
Eagle Mountain Corp
filed 2015-09-24
CIK 934445

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

(281) 378-8029
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Eagle Mountain Corp. for the six month period ended June 30, 2015  is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on September 14, 2015.

Item6.	Exhibits

Exhibits:	Description:
3.1	Certificate of Amendment, dated April 24, 2015(1)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock(2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(2)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(2)
10.1	Assignment and Assumption Agreement(2)
10.2	Form of Exchange Agreement(2)
10.3	Convertbile Note Purchase Agreement and Form of 6% Convertible Promissory Note(3)
10.4	Loan agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Orosz Brother Cars Ltd.(3)
10.5	Sale and Purchase Agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Pryme Oil and Gas LLC(3)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*
Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on April 29, 2015 and is incorporated herein by reference.
(2) Filed as exhibit to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 8, 2015 and is incorporated herein by reference.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q whcih was filed with the Securities and Exchange Commission on September 14, 2015 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MOUNTAIN CORPORATION

Date: September 24, 2015	By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer

Date: September 24, 2015	By:	/s/ Haley Manchester
Haley Manchester
Chief Financial Officer