Form 10-Q
period 2015-09-30
Eagle Mountain Corp
filed 2015-12-16
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50140

EAGLE MOUNTAIN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	47-5195512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes [ ]	No [X]

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

The Registrant had 333,405,926 shares of common stock outstanding as of December 2, 2015.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Pages
Condensed Consolidated Balance Sheets (Unaudited)	F-1
Condensed Consolidated Statements of Operations (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 to F-14

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30, 2015 (Unaudited)	As of December 31, 2014 (Audited)

ASSETS
Current assets
Cash and cash equivalents	$271,954	$-
Interest receivable	7,781	-
Prepaid expense	37,500	-
Other current assets	8,422	-
Total current assets	325,657	-

Note receivable	258,450	-
Deposit on property (Note 6)	260,000	-
Computers and electronics, net	9,433	-
Intangible assets (Note 6)	2,031,500	-
Assets from discontinued operations (Note 5)	560,128	128
Total other assets	3,119,511

TOTAL ASSETS	$3,445,168	$128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,174,503	$-
Advances	254,713	-
Deferred revenue	350,000	-
Convertible notes, net	1,150,000	-
Loan payable	269,400	-
Liability for unissued shares	765,000	-
Total current liabilities	3,963,616	-

Liabilities from discontinued operations	959,623	448,055

Total liabilities	4,923,239	-

Stockholders’ Equity (Deficit)
Series B Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, 8,000,000 and nil shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Series C Convertible Preferred Stock Par value: $0.001, 2,100,000 shares authorized, nil shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Series D Convertible Preferred Stock Par value: $0.001, 640,000 shares authorized, nil shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Series E Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, 8,000,000 and nil shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	8,000	-
Common stock: Par value: $0.001, 500,000,000 shares authorized, 271,055,926 shares issued and outstanding as of September 30, 2015 and December 31, 2014	271,056	2,205
Stock payable	99,040,000	-
Additional paid in capital	616,400,032	4,371,203
Exchange reserve	(1,776)	(1,776)
Minority interest in earnings of subsidiary	119,618	-
Accumulated deficit	(717,315,001)	(4,819,559)
Total stockholders’ equity	(1,478,071)	(447,927)

Total liabilities and stockholders’ equity	$3,445,168	$128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation	270	-	270	-
Exploration expenses	(1,449)	-	18,590	-
Professional fees	61,392	-	285,892	-
General and administrative expenses	1,304,473	-	1,469,638	-
Total operating expenses	1,364,686	-	1,774,390	-

Income (loss) from continuing operations	(1,364,686)	-	(1,774,390)	-

Other Income (expenses)
Interest expenses	(1,102,777)	-	(1,175,863)	-
Interest income	2,474	-	2,843	-
Impairment of goodwill	-	-	(604,163,185)	-
Loss on debt settlement	-	-	(105,233,144)	-
Other Income (expenses)	(1,100,303)	-	(710,569,349)	-

Net Income (loss) from continuing operations	(2,464,989)	-	(712,343,739)	-
Net Income (loss) from discontinued operations	-	12,673,201	(151,703)	12,098,522
Net Income (loss)	$(2,464,989)	$12,673,201	$(712,495,442)	$12,098,522

Attributable to:
Non-controlling interest	$(42,030)	$-	$(49,071)	$-
Shareholders of the Company	$(2,422,959)	$12,673,201	$(712,446,371)	$12,098,522

Net Loss Per Common Share – basic and diluted	$(0.02)	$5.75	$(18.43)	$5.49

Weighted average number of shares – basic and diluted	110,329,828	2,205,010	38,642,678	2,205,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(712,495,442)	$12,098,522
Add: loss from discontinued operations	151,703	(12,098,522)
Adjustments to reconcile net income (loss) to cash used in operation
Depreciation	270	-
Impairment of Goodwill	604,163,185	-
Amortization of debt discount	1,150,000	-
Loss on debt settlement	105,233,144	-
Changes in current assets and liabilities:		-
Interest receivable	(2,843)	-
Prepaid expenses	(37,500)	-
Other receivable	(1,109)	-
Accounts payable and accrued expenses	(50,815)	-
Deferred revenue	350,000	-
Liability for unissued shares	765,000	-
Net cash provided (used) from continuing activities	(774,407)	-
Net cash provided (used) from discontinued activities	-	1,615,830
Net cash provided (used) from operating activities	(774,407)	1,615,830

Cash flows from investing activities:
Cash and cash equivalents acquired from acquisitions of consolidated companies	132,064	-
Advances of funds to subsidiary before acquisition	(151,000)	-
Loan receivable	(175,000)	-
Computers and electronics	(9,703)	-
Net cash provided (used) from continuing activities	(203,639)	-
Net cash provided (used) from discontinued activities	-	11,738,454
Net cash provided (used) from investing activities	(203,639)	11,738,454

Cash flows from financing activities:
Proceeds from subscription	100,000	-
Proceeds from convertible notes	1,150,000	-
Net cash provided (used) from continuing activities	1,250,000	-
Net cash provided (used) from discontinued activities	-	(13,585,403)
Net cash provided (used) from financing activities	1,250,000	(13,585,403)

Net cash flows	271,954	(231,119)

Cash and equivalents, beginning of period	-	231,119
Cash and equivalents, end of period	$271,954	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing activities:
Non- cash net assets acquired, Assumption Agreement	$685,126	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1       Organization and Principal Activities

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

On April 24, 2015, the Company amended its Certificate of Incorporation to change its corporate name to Eagle Mountain Corporation.  Subsequently, on June 5, 2015  the Company and Eagle Mountain Ltd., a Belize corporation (the “Assignor”), entered into an Assignment and Assumption Agreement (the “Assumption Agreement”), pursuant to which the Assignor assigned to the Company certain debts and assets, including  (1) a controlling interest in Shale Oil International Inc. (OTC:PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc., which collectively own a strategic oil and gas model (intellectual property) covering  several thousand square miles of prospective oil and gas exploration and development acres in Louisiana, Texas and Mexico, as well as various related geophysical, geological, engineering and geochemical data sets;  (2) an opportunity to participate in and finance a trans-oil pipeline project, and (3) an agreement for a strategic cooperation regarding an integrated energy project and an opportunity to purchase and refurbish a refinery. Mr. Ehud Amir, the Chairman of the Board of the Company’s Board of Directors, and the Company’s Chief Operating Officer, is the CEO of Assignor.  Mr. Amir is also a co-founder of Texas Shale Oil Inc., a wholly owned subsidiary of the Company’s 85.39% controlled subsidiary, Shale Oil International Inc. In addition, Mr. Ronald Cormick, the Company’s Chief Executive Officer, is the President and Director of Texas Shale Oil Inc. and President and CEO of Shale Oil International Inc.  Mr. Larry Eastland, a member of the Company’s Board of Directors, is also director and Chairman of Shale Oil International Inc.
As a result of entering into the Assignment and Assumption Agreement, the Company changed its business focus and discontinued its operation in the sales and distribution of smartphones, electronic products and components. The Company now operates in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector.

On July 17, 2015 the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the increase in authorized shares of common stock and a reverse stock split. Upon filing of the Certificate of Amendment, the Company’s authorized common stock was increased to 500,000,000 shares and every eighteen shares of the Company’s issued and outstanding common stock was automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split was  applied to all shares of the Company’s common stock outstanding immediately prior to July 17, 2015, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise be entitled to receive a fractional share had their factional shares rounded up to the nearest whole number.

The aforementioned Assumption Agreement resulted in a change of control in the Company under the terms of the certificates of designation for each of the Series B, C and D preferred stock, each series automatically converted into shares of the Company’s common stock upon the amendment to the Company’s certificate of incorporation becoming effective as set out above.  As a result the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock effective July 17, 2015.  These shares were issued on August 24, 2015. The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of Series E preferred stock.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2       Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Eagle Mountain Corp. and its 85.39% controlled subsidiary, Shale Oil International Inc. (OTC:PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Business combinations

All business combinations are accounted for under the purchase method. The cost of an acquisition is measured at the fair value of the assets given and liabilities incurred or assumed at the date of exchange plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities assumed in a business combination (including contingent liabilities) are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. At September 30, 2015, we had no recorded goodwill. The interest of minority shareholders in the acquisition is initially measured at the minority’s proportion of the net fair value of the assets, liabilities and contingent liabilities recognized.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2       Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the six month period ended September 30, 2015, there was no impairment of long-lived assets.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2       Summary of Significant Accounting Policies (continued)

Loss per Common Share (cont’d)

The Company had the following potential common stock equivalents at September 30, 2015:

Series E Convertible Preferred Stock	40,000,000
Convertible notes	21,330,810
Stock payable, common shares	51,000,000

Since the Company reported a net loss at December 31, 2014 and September 30, 2015, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Revenue Recognition

The Company's revenue recognition policies are in compliance with FASB ASC 605 Revenue Recognition (formerly SEC Staff Accounting Bulletin (SAB) 104). Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Note 3       Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $3,637,959 at September 30, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4       Acquisition, Change of Business

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

The allocation of the purchase price totaling $697,832, is as follows.  For purposes of the allocation, Management has considered book value and fair value to be the same and has treated all assets and liabilities at cost:

At May 31, 2015	Book value	Fair value adjustments	Fair value
	$	$	$
Net assets acquired
Cash	132,064	-		132,064
Interest receivable	4,938	-		4,938
Other receivable	7,313	-		7,313
Note receivable	83,450	-		83,450
Deposit on property	260,000	-		260,000
Intangible assets	2,031,500	-		2,031,500
Accounts payable and accrued liabilities	(1,061,544)	-		(1,061,544)
Advances	(220,131)	-		(220,131)
Loan payable	(269,400)	-		(269,400)
Advances from Eagle Mountain Corp	(151,000)	-		(151,000)
Total	817,190	-		817,190
Minority interest				(119,358)
Total consideration				697,832

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4      Acquisition (continued)

Satisfied:	$
Add: Issuance of various classes of preferred convertible shares of Eagle Mountain Corp. based on quoted market value of common stock issuable as at transaction date.	603,534,000
Assumed convertible notes	1,327,017
Total:	604,861,017

Goodwill	604,163,185

Upon review, the Company has fully impaired the Goodwill on the transaction date.

Note 5      Discontinued Operations

On June 5, 2015, Eagle Mountain Corporation (the “Company”) executed an assignment and assumption agreement (the “Assumption Agreement”) with Eagle Mountain Ltd., a Belize corporation (the “Assignor”). Pursuant to the Assumption Agreement, the Company acquired certain agreements and assets and assumed debts in the aggregate amount of $1,327,017 from the Assignor. In consideration, the Company issued the Assignor and/or its assignees 8,000,000 shares of a newly designated Series B Convertible Preferred Stock, 2,050,000 shares of a newly designated Series C Convertible Preferred Stock, 100,000 shares of a newly designed Series D Convertible Preferred Stock and 50,000,000 shares of common stock (which remains payable at September 30, 2015).

Upon the closing, the Company changed its business from the sales and distribution of smartphones, electronic products and components to operations in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector. The major classes of assets and liabilities from discontinued operations as of September 30, 2015 and December 31, 2014 included in the consolidated balance sheets, are as gathered from the records transferred to the Company, unaudited, and subject to further verification, are reported below as follows:

	As of September 30, 2015 (Unaudited)	As of December 31, 2014 (Audited)

ASSETS
Current assets
Accounts receivable	$560,000	$-
Other current assets	128	128
Total current assets	560,128	128

TOTAL ASSETS	$560,128	$128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$847,090	$335,522
Due to shareholders	112,533	112,533
Total current liabilities	959,623	448,055

Total liabilities	959,623	448,055

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5       Discontinued Operations (cont'd)

The results of the discontinued operations are as follows:
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net sales	$-	$-	$560,000	$1,013,241
Costs of sales	-	-	480,000	1,113,533
Gross profit (loss)	-	-	80,000	(100,292)

Operating Expenses
Selling and distribution costs	-	-	49,280	118,365
General and administrative expenses	-	-	182,423	409,106

Income (loss) from operation	-	-	231,703	(627,763)

Other income (expenses)	-	12,673,201	-	12,726,285

Income (loss) from discontinued operations	-	12,673,201	(151,703)	12,098,522

Note 6       Other Assets

(a)	Sale and Purchase Agreement with Pryme Oil and Gas LLC

On May 23, 2014 the Company’s 85.39% controlled subsidiary, Shale Oil International Inc. entered into a Sale and Purchase agreement with Pryme Oil and Gas LLC, a Texas corporation, (the “Seller”) where under the Company’s subsidiary, as “Purchaser”, will acquire 100% of the Seller’s working interests and net revenue interests in the oil and gas leases and areas of mutual interest held by Seller in the AVOYELLES & ST. LANDRY PARISHES, LOUISIANA, known as the Tuner Bayou Acreage (the “Acreage”).  In addition the Purchaser shall acquire the Seller’s working interest in the personal property, equipment and fixtures on the Acreage, as well as any available seismic, geologic, geophysical, geochemical, engineering, financial, prior drilling and production histories, legal and cultural information, reports, studies and data accumulated by Seller in the acquisition and development of the Acreage.  In consideration for the acquisition, the Purchaser shall assume certain debts of the Seller, not to exceed $1,400,000, shall pay the Seller’s proportionate share of the installation of an artificial lift system on the Rosewood Plantation 21-H well (the “Workover”) within 30 days of the execution of the agreement, not to exceed $260,000, and shall agree to drill at least one Chalk well within 4 months of the completion of the aforementioned Workover.  As at September 30, 2015 and August 31, 2014 the Company’s subsidiary has remitted deposits of $260,000 towards the required Workover fees.

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

Note 6      Other Assets (continued)

(b)	Intangible Assets

Intangible assets totaling $2,031,500 reflected on the Company’s balance sheet represent certain acquired geologic, geophysical, geochemical and engineering data, land acquisition costs and certain associated technical expenses recorded at cost and held by the Company’s 85.39% controlled subsidiary, Shale Oil International Inc., and its wholly owned subsidiary, Texas Shale Oil Inc.

Note 7       Deferred Revenue

In September 2015, the Company received $350,000 from a client in respect to and invoice issued with respect to certain consulting services to be rendered including the acquisition of engineering, geological and geophysical data and the completion of pre-feasibility work on a potential mining project in Panama.  As at September 30, 2015 the Company had not yet completed the scope of work and has recorded the amount received as deferred revenue.

Note 8       Loans Receivable

During the nine month period ended September 30, 2015, the Company provided $175,000 in operating capital to a third party in the form of a two year note, bearing interest at 2% plus the USD Libor rate.  The loan is unsecured.

On June 1, 2014, the Company’s subsidiary provided $83,450 to a third party in the form of a two year note, bearing 6% interest per annum as a loan for working capital. The loan is unsecured.

Note 9       Convertible Notes

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

During the nine month period ended September 30, 2015, the Company entered into various 6% convertible notes with investors, having a maturity date as of September 1, 2015 and with conversion prices varying from $0.0469 to $0.10 per share.  We received a total of $1,150,000 in respect of these convertible notes.

As at the date of issue, these convertible notes were considered to have a beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of issue to be $1,150,000, or the face value of the notes.  This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the nine month period ended September 30, 2015 was $1,150,000.

	September 30, 2015	Issue Date
Total convertible promissory note – face value	1,150,000	1,150,000
Less: beneficial conversion feature	-	(1,150,000)
	1,150,000	-

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9      Convertible Notes (continued)

The notes became due and payable on September 1, 2015 and are now considered demand notes which continue to accrue interest at a rate of 6% per annum.

Interest expenses:

	For the three month period		For the nine month period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Amortization of debt discount	$1,079,138	$-	$1,150,000	$-
Interest at contractual rate	15,736	-	17,960	-
Totals	$1,094,874	$-	$1,167,960	$-

Note 10     Agreements for Services

On August 3, 2015, the Company entered into Services Agreements with two independent consultants. Under the services agreement, the consultants will provide general consultancy services in connection with the Company’s projected business in or related to China and Hong Kong. In consideration for the services provided, the Company will pay a total of 600,000 shares of the Company’s common stock, which was valued at fair market value on issuance at $1.275 per share or $765,000.

Note 11    Subscription Agreement

On April 20, 2015, the Company entered into a subscription agreement with an investor for a total of 1,000,000 shares of the Company’s common stock at a price of US$0.10 per share. The total amount of $100,000 was received in August 2015, however, as at September 30, 2015 the shares remained unissued and have been recorded as stock payable under the equity section of the Company’s balance sheets.

Note 12    Common Stock

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

Note 12    Common Stock (continued)

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

The aforementioned Assumption Agreement resulted in a change of control in the Company under the terms of the certificates of designation for each of the Series B, C and D preferred stock, each series automatically converted into shares of the Company’s common stock upon the amendment to the Company’s certificate of incorporation becoming effective as set out above.  As a result the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock effective July 17, 2015.  These shares were issued on August 24, 2015. The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of a newly designated Series E preferred stock.

On October 23, 2015, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (“Series E Preferred Stock”) authorizing the issuance of up to 8,000,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $0.001 and is automatically convertible into five shares of the Company’s common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The holders of Series E Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series E Preferred Stock are convertible.

The Company had 271,055,910 and 2,205,010 shares of common stock outstanding at September 30, 2015 and December 31, 2014.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 13    Other Events

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

On May 26, 2015, Ben Wong and Alan (Chung-Lun) Yang resigned from the Board of Directors.

Note 14    Subsequent Events

On October 9, 2015, 600,000 shares of the Company’s common stock was issued in respect to the services agreements. (For more details, see Note 9 – Services Agreements)

On October 30, 2015, 50,000,000 shares of the Company’s common stock was issued in respect to the acquisition of business. (For more details, see Note 4 – Acquisition, Change of Business)

On November 6, 2015, 2,000,000 shares of the Company’s common stock was issued in respect to the subscription agreement referred to above in Note 10, as well a subsequent subscription agreement with the same shareholder for a further 1,000,000 shares. (ref Note 10 – Subscription Agreement).

In October and November 2015, total of 8,750,000 shares of common stock were issued in respect to the various convertible notes as described above in Note 8. (ref Note 8 – Convertible Notes).

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

The aforementioned Assumption Agreement resulted in a change of control in the Company under the terms of the certificates of designation for each of the Series B, C and D preferred stock, each series automatically converted into shares of the Company’s common stock upon the amendment to the Company’s certificate of incorporation becoming effective as set out above.  As a result the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock effective July 17, 2015.  These shares were issued on August 24, 2015. The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of a newly designated Series E preferred stock.

On October 23, 2015, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (“Series E Preferred Stock”) authorizing the issuance of up to 8,000,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $0.001 and is automatically convertible into five shares of the Company’s common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The holders of Series E Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders and shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Series E Preferred Stock are convertible.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation	270	-	270	-
Exploration expenses	(1,449)	-	18,590	-
Professional fees	61,392	-	285,892	-
General and administrative expenses	1,304,473	-	1,469,638	-
Total operating expenses	1,364,686	-	1,774,390	-

Income (loss) from continuing operations	(1,364,686)	-	(1,774,390)	-

Other Income (expenses)
Interest expenses	(1,102,777)	-	(1,175,863)	-
Interest income	2,474	-	2,843	-
Impairment of goodwill	-	-	(604,163,185)	-
(Loss) on debt settlement	-	-	(105,233,144)	-
Other Income (expenses)	(1,100,303)	-	(710,569,349)	-

Net Income (loss) from continuing operations	(2,464,989)	-	(712,343,739)	-
Net Income (loss) from discontinued operations	-	12,673,201	(151,703)	12,098,522
Net Income (loss)	$(2,464,989)	$12,673,201	$(712,495,442)	$12,098,522

Attributable to:
Non-controlling interest	$(42,030)	$-	$(49,071)	$-
Shareholders of the Company	$(2,422,959)	$12,673,201	$(712,446,371)	$12,098,522

Unaudited Comparisons for Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

Exploration Expenses

During the three and nine months ended September 30, 2015 the Company incurred $18,599 in exploration expenses (2014- $Nil) with respect to our newly acquired business operations in the oil and gas sector.

Professional Fees

During the three and nine months ended September 30, 2015 the Company incurred $61,392 and $285,892 respectively in professional fees paid for legal, accounting, audit and other professional expense compared to $Nil in the prior comparative period.

The Company expects to continue to incur substantive additional professional fees as we move to evaluate recently acquired resource based assets, negotiate agreements with third parties to monetize these assets and undertake financings to meet our operational overhead and planned exploration expenses.

General and Administrative expenses

During the three and nine months ended September 30, 2015 the Company incurred general and administrative expenses of $1,304,473 and $1,469,638 respectively as compared to $Nil in the prior comparative period.  General and administrative expenses include travel and entertainment expense, office expense, rent and other overhead, transfer agent and filing fees and fees paid to consultants.

Other Expenses

During the three and nine month periods ended September 30, 2015 the Company reported impairment of goodwill with respect to an Assumption Agreement more particularly described in the financial statements contained herein of $604,163,185 as a result impairment testing conducted by management at the acquisition date.  In addition the Company recorded a loss on the settlement of certain acquired debts of $105,233,144 as a result of the issuance of shares of convertible class D preferred stock.

In addition we recorded interest expense of $1,102,777 and $1,175,863 respectively in respect of certain convertible notes payable, including amortization of the debt discount.  We also recorded interest income of $2,474 and $2,843 respectively in regard to certain loans and advances receivable, with no similar expenses in the prior comparative three and nine month periods.

Expenses from discontinued operations totaled $nil in the three months ended September 30 2015 (net income of $12,673,201 – 2014) and $151,703 in the nine months ended September 30, 2015 (net income $12,098,522-2014)

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2015, we had total current assets of $325,657 including $271,954 cash on hand, interest receivable of $7,781, prepaid expenses of $37,500 and other current assets of $8,422, as compared to $Nil total current assets in the comparative period ended December 31, 2014.  Current liabilities from continuing operations totaling $3,963,616 at September 30, 2015 include $1,174,503 from accounts payable and accrued liabilities, $254,713 in advances from third parties, $1,150,000 in convertible notes payable, net, $269,400 in loans payable, deferred revenue of $350,000 and $765,000 in liability for unissued shares compared to $Nil current liabilities from continuing operations at December 31, 2014.  Presently we rely on advances from third parties, sale of common stock and convertible loans from qualified investors to fund our general operating expenses.

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

Net Cash Provided by (Used for) Operating Activities

In the nine months ended September 30, 2015, net cash used by continuing operating activities was $774,407 as compared to $1,615,830 of cash provided by operating activities in the nine months ended September 30, 2014.

Net Cash Provided by (Used for) Investing Activities

During the nine months ended September 30, 2015, the Company used $203,639 of cash in investing activities compared to Nil in the prior comparative period.  The Company acquired cash of $132,064 as a result of consolidation of its subsidiary accounts and expended a total of $326,000 in loans and advances to its subsidiary and certain third parties.  The Company reported net cash provided by investing activities from discontinued operations of $11,738,454 in the nine months ended September 30, 2014 as compared to Nil in the current nine month period.

Net Cash Provided by (Used for) Financing Activities

During the nine months ended September 30, 2015, the Company received $1,150,000 in proceeds from convertible notes payable ($Nil-2014) and $100,000 in proceeds from subscription for common shares and reported net cash used in financing activities from discontinued operations of $13,583,403 in the nine months ended September 30, 2014 (Nil- 2015).

GOING CONCERN

The Company has incurred substantial net losses since inception and had a working capital deficiency of $3,637,959 at September 30, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period ended September 30, 2015.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

Item 3.                 Quantitative and Qualitative Disclosure about Market Risk

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2015, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2015, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings

None

Item 1A.              Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 17, 2015 pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations,   638,509 shares of Series D and 2,050,000 shares of Series C preferred stock, automatically converted those shares into 268,850,900 shares of our common stock.  The shares were issued on August 24, 2015. The shares of our Common Stock issued upon conversion of the Series D and C Preferred Stock were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of a newly designated Class E preferred stock. The issuance of the Series E convertible was in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On October 9, 2015, 600,000 shares of the Company’s common stock was issued in respect to the services agreements. (For more details, see Note 9 – Services Agreements).

 On October 30, 2015, 50,000,000 shares of the Company’s common stock was issued in respect to the acquisition of business. (For more details, see Note 4 – Acquisition, Change of Business)

The shares of Common Stock issued October 9 and October 30, 2015 were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales or issuance of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

In October and November 2015, total of 8,750,000 shares of common stock were issued in respect to the various convertible notes as described above in Note 8. (ref Note 8 – Convertible Notes). Of these shares a total of 2,750,000 were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales or issuance of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.  The remaining 6,000,000 shares were issued to an investor with reliance on the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 6, 2015, 2,000,000 shares of the Company’s common stock was issued in respect to the subscription agreement referred to above in Note 10, as well a subsequent subscription agreement with the same shareholder for a further 1,000,000 shares. (ref Note 10 – Subscription Agreement). The shares were issued to an investor with reliance on the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3.                 Defaults Upon Senior Securities

None

Item 4.                 Mine Safety Disclosures

        Not applicable.

Item 5.                 Other Information

None

Item 6.                  Exhibits
Exhibits:	Description:
3.1	Certificate of Amendment, dated April 24, 2015(1)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock(2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(2)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(2)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (4)
10.1	Assignment and Assumption Agreement(2)
10.2	Form of Exchange Agreement(2)
10.3	Convertible Note Purchase Agreement and Form of 6% Convertible Promissory Note(3)
10.4	Loan agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Orosz Brother Cars Ltd.(3)
10.5	Sale and Purchase Agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Pryme Oil and Gas LLC(3)
10.6	Exchange Agreement dated August 7, 2015(4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*
Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on April 29, 2015 and is incorporated herein by reference.
(2) Filed as exhibit to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 8, 2015 and is incorporated herein by reference.
(3) Filed as exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on September 14, 2015 and is incorporated by reference.
(4) Filed as exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 30, 2015 and is incorporated by reference herein

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MOUNTAIN CORPORATION

Date: December 15, 2015	By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer

Date: December 15, 2015	By:	/s/ Haley Manchester
Haley Manchester
Chief Financial Officer