Form 10-Q/A
period 2015-09-30
Eagle Mountain Corp
filed 2015-12-29
CIK 934445

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Eagle Mountain Corp. for the nine month period ended September 30, 2015  is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on December 16, 2015.

TABLE OF CONTENTS

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

EAGLE MOUNTAIN CORPORATION

Date: December 28, 2015	By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer

Date: December 28, 2015	By:	/s/ Haley Manchester
Haley Manchester
Chief Financial Officer