Form 10-K
period 2015-12-31
Eagle Mountain Corp
filed 2016-09-12
CIK 934445

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-50140
Commission File Number

EAGLE MOUNTAIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20333 Tomball PKY, Suite 204, Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

(281) 974-3041
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Title of class

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

Yes	[ ]	No	[ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $855,708 based on the closing price of $1.63 as reported as of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

375,620,926 common shares outstanding as of August 31, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K  (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•prices of crude oil, natural gas liquids, and refined products;

•energy prices generally;

•the general level of crude oil, natural gas, and natural gas liquids production;

•the general level of demand for crude oil, and natural gas liquids;

•the availability of supply of crude oil, natural gas liquids, and refined products for acquisition and transportation;

•the ability to obtain adequate supplies of products if an interruption in supply or transportation occurs and the availability of capacity to transport products to market areas;

•actions taken by foreign oil and gas producing nations;

•the political and economic stability of foreign oil and gas producing nations;

•political and economic risks of operating in foreign nations;

•the availability and price of marketable fuels under our initial contracts;

•governmental regulation and taxation;

•inability to attract and retain key personnel;

•the ability to renew contracts with key customers and enter into additional contracts with new customers;

•the nonpayment or nonperformance by our counterparties;

•the availability and cost of capital and our ability to access certain capital sources;

•a deterioration of the credit and capital markets;

•the ability to successfully identify and consummate strategic acquisitions, and integrate acquired assets and businesses;

•changes in applicable laws and regulations, including tax, environmental, transportation and employment regulations, or new interpretations by regulatory agencies concerning such laws and regulations and the impact of such laws and regulations (now existing or in the future) on our business operations;

•our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•our financial position;

•our cash flows and liquidity;

•plans, objectives, expectations and intentions contained in this report that are not historical;

•and other factors contained in Item 1A – Risk Factors

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Eagle Mountain" mean Eagle Mountain Corporation, unless otherwise indicated.

Corporate Information

The address of our principal executive office is 20333 Tomball PKY, Suite 204, Houston, Texas 77070. Our telephone number is (281) 974-3041. Our website is http:// www.eaglemtc.com

Our common stock is quoted on the OTCMarkets under the symbol "EMTC".

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

The aforementioned Assumption Agreement resulted in a change of control in the Company under the terms of the certificates of designation for each of the Series B, C and D preferred stock, each series automatically converted into shares of the Company’s common stock upon the amendment to the Company’s certificate of incorporation becoming effective as set out above.  As a result, the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock effective July 17, 2015.  These shares were issued on August 24, 2015. The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of Series E preferred stock.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Eagle Mountain has an 85.39% controlled subsidiary, Shale Oil International Inc. (OTC: PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc. which subsidiaries hold the majority of the Company’s  assets consisting of a strategic oil and gas model covering several square miles of prospective oil and gas development acres in Louisiana, Texas and Mexico, related geophysical, geological, engineering and geochemical data and options to participate in certain pipeline and integrated energy projects.  During February 2016 we incorporated American Mining and Metals Inc. ownership, management and origination of EMTC’s mining projects and joint ventures of mineral businesses in the US and internationally.  We have not yet commenced operations in American Mining and Metals Inc. We do not plan to monetize any of the assets acquire as part of the Assignment and Assumption agreement in the current fiscal year ended December 31, 2016 due to current commodity prices.

Current Business

Our business plan is to become an international originator for large-scale Oil and Gas, other Natural Resources, and Infrastructure projects including EPC (Engineering, Procurement and Construction) consortiums and strategic partnerships. Our projects currently under negotiation include upstream, midstream, and downstream oil and gas assets as well as mining and infrastructure development deals.  We intend to emphasize value over volume in our projects, meaning having a high-value portfolio for upstream/midstream/downstream oil & gas as well as natural resources projects, investing only where the Company’s management can apply our unique set of capabilities.

Presently we hold a controlling interest in Shale Oil International Inc. (OTC:PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc., which collectively own a strategic oil and gas model (intellectual property) covering  several thousand square miles of prospective oil and gas exploration and development acres in Louisiana, Texas and Mexico, as well as various related geophysical, geological, engineering and geochemical data sets;  (2) an opportunity to participate in and finance a trans-oil pipeline project, and (3) an agreement for a strategic cooperation regarding an integrated energy project and an opportunity to purchase and refurbish a refinery.

The majority of our operations during fiscal 2015 since a restructure in June 2015 were focused on negotiating initial contracts for operation and financing of a project where under we would source, purchase and transport oil, gas and other products into foreign markets.

In January 2016, we announced the signing of a formal Heads of Agreement to pursue mutually beneficial management and financing projects in the oil, gas and natural resources industries with Shandong Pusheng Petrochemical Co., Ltd. (“SPPCL”).

Under the terms of the agreement, for the initial naphtha trading project, Eagle Mountain will provide sourcing, purchasing and management of transportation logistics for the oil, gas, and refined products to be delivered and sold into the Chinese market.

SPPCL is an international oil and gas trading and development company, globally engaged in a wide range of businesses in the oil industry, with extensive partnerships with many State-owned companies. The company has organized consortiums for multiple international projects in the oil, gas, petrochemical and mining industries.

Further in April of 2016 we announced a Joint-Venture Agreement between SPPCL and Eagle Mountain for oil, gas and petroleum products trading as well as an initial purchase order to purchase light naphtha through the established Joint Venture Company. The contract calls for Eagle Mountain to source and negotiate the purchase and delivery of approximately 300,000 metric tonnes of light naphtha per month for five years. At the time of the origination of the purchase order, light naphtha has been in the range of $330 to $380/tonne FOB U.S. Gulf Coast.

A subsidiary of Eagle Mountain based in Hong Kong to be formed will be joint-ventured 40/60 with a Hong-Kong subsidiary of Shandong Pusheng where the Irrevocable Documentary Letter of Credit (DLC) is established and ready to proceed with the first purchase during the early fall of 2016. Eagle Mountain is responsible for arranging the purchase and delivery of the naphtha. Shandong Pusheng is responsible for sale of the naphtha into the Southeast Asian markets, in cooperation with China’s state enterprises.

The Company will initially focus on this joint venture opportunity prior to development of its existing oil and gas and infrastructure development opportunities.

Markets and Customers

The revenues which we hope to generate by our initial operations are highly dependent upon the prices of, and supply and demand for, oil, gas, naphtha and other hydrocarbons, as well as our ability to source these resources. The price we purchase at and/or receive for oil, gas and naphtha sales depends on numerous factors  beyond our control, including seasonality, the condition of the domestic and global economies, particularly in the manufacturing sectors, political conditions in other oil producing countries, the extent of domestic and global production and imports of oil, the proximity and capacity of pipelines and other transportation facilities, supply and demand for oil, the marketing of competitive fuels and the effects of federal, state and local regulation, as well as regulation in the countries in which we intend to commence operations. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.
As of December 31, 2015 we have not yet made any purchases or sales of hydrocarbons.

Competition

The oil and gas industry and the natural resource industry are highly competitive, and we may compete for personnel, prospective properties, producing properties and services with a substantial number of other companies that have greater resources. In our planned joint venture operations, we will compete with larger and more experienced corporations in the sourcing of oil, gas and refined products, and the logistics related to transportation and delivery. Many of these companies explore for, produce and market oil and gas and other natural resources directly, carry on refining operations and market the end products on a worldwide basis. We also face competition from alternative fuel sources, including coal, heating oil, imported LNG, nuclear and other nonrenewable fuel sources, and renewable fuel sources such as wind, solar, geothermal, hydropower and biomass. Competitive conditions may also be substantially affected by various forms of energy legislation and/or regulation considered from time-to-time by the United States government and other international regulations. It is not possible to predict whether such legislation or regulation may ultimately be adopted or its precise effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of for acquiring, developing or producing oil, gas or other natural resources and may prevent or delay the commencement or continuation of our operations.

Regulation

The oil and gas industry in the Globally and in the United is subject to extensive regulation by various levels of government authorities in each respective jurisdiction. In each operating location, rules, regulations and procedures apply, including those issued at the state, provincial and national government level.  There are various agencies and commissions which regulate exploration, production and midstream activities as well as transportation and environmental concerns. These authorities have various permitting, licensing and bonding requirements which may be applicable to our current and future operations. Various remedies are available for enforcement of these rules, regulations and procedures in each jurisdiction, including fines, penalties, revocation of permits and licenses, and reporting requirements.  While our initial operations will rely on third party service providers that are established global operators in our industry, we cannot be assured we will not incur liability for fines, penalties or other remedies that are available to these national, state and local authorities. However, we believe that joint venture partners, suppliers and service providers are in material compliance with national, state and local rules, regulations and procedures, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

Risk relating to China

Our initial joint-venture for oil, gas and petroleum products trading will be established in China and our initial revenue will be primarily derived from these operations. Accordingly, our financial condition and results of operations are subject to a significant degree to economic, political and legal developments in China. Political and economic policies in China could affect our business in unpredictable ways. We have not yet assessed the possible impact of a wide number of risks to our initial operations as a result of operating in China and we cannot predict whether changes to China's political, economic and social conditions, laws, regulations and policies will have any adverse effect on our current or future business or operational results.

Employees

As of December 31, 2015, we had one employee.  Additionally, our officers and directors provide services under independent consulting contracts.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Approach, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this report before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition and results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition and results of operations. Our risk factors relative to our initial area of operations are focused on our current plan of operations and may not include other material risks we will experience when and if we expand our operations.

Our business depends on the availability of supply of crude oil, natural gas liquids, and refined products for purchase in international markets which is dependent on the ability and willingness of other parties to explore for and produce crude oil and natural gas. Spending on crude oil and natural gas exploration and production may be adversely affected by industry and financial market conditions that are beyond our control including, without limitation, (1) prices for crude oil, condensate, and natural gas liquids, (2) crude oil and natural gas producers having success in their operations, (3) continued commercially viable areas in which to explore and produce crude oil and natural gas, (4) the availability of liquids-rich natural gas needed to produce natural gas liquids, and (5) the availability of transportation and storage capacity.

Our business depends on global spending by the oil and natural gas industry, and this spending and our future business may be adversely affected by industry and financial market conditions and existing or new regulations, such as those related to environmental matters, that are beyond our control.

We depend on the ability and willingness of other entities to make operating and capital expenditures to explore for, develop, and produce crude oil and natural gas globally, and to extract natural gas liquids from natural gas as well as the availability of necessary pipeline transportation and storage capacity to bring products to market. Customers’ expectations of lower market prices for crude oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing business opportunities and demand for our services and equipment. Actual market conditions and producers’ expectations of market conditions for crude oil, condensate and natural gas liquids may also cause producers to curtail spending, thereby reducing business opportunities and demand for our services.

Industry conditions are influenced by numerous factors over which we have no control, such as the availability of commercially viable geographic areas in which to explore and produce crude oil and natural gas, the availability of liquids-rich natural gas needed to produce natural gas liquids, the supply of and demand for crude oil and natural gas, environmental restrictions on the exploration and production of crude oil and natural gas, such as existing and proposed regulation of hydraulic fracturing, domestic and worldwide economic conditions, political instability in crude oil and natural gas producing countries and merger and divestiture activity among our current or potential customers. The volatility of the oil and natural gas industry and the resulting impact on exploration and production activity could adversely impact the level of drilling activity. This reduction may cause a decline in business opportunities or the demand for our services, or adversely affect the price of our services. Reduced discovery rates of new crude oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger crude oil and natural gas prices, to the extent existing production is not replaced.

The crude oil and natural gas production industry tends to run in cycles and may, at any time, cycle into a downturn; if that occurs, the rate at which it returns to former levels, if ever, will be uncertain. Prior adverse changes in the global economic environment and capital markets and declines in prices for crude oil and natural gas have caused many customers to reduce capital budgets for future periods and have caused decreased demand for crude oil and natural gas. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause customers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs and other discretionary spending, which could result in a reduction in business opportunities and demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could materially and adversely affect our consolidated results of operations.

Competition in the oil and gas industry is intense, and most of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for sourcing, marketing and transporting oil, gas, liquids and refined products.  Most of our competitors are major state owned and large independent oil and gas or commodity marketing companies that have financial, technical and personnel resources substantially greater than ours. Those companies may be able to more easily source supply and delivery of commodities and have opportunities our lack of financial or personnel resources restrict. Our ability to develop and operate our current projects, and acquire additional contracts and projects in the future will depend on our ability to hire and retain qualified personnel and consummate transactions and in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. We may not be able to compete successfully in the future in attracting and retaining qualified personnel, securing contracts,  marketing oil, gas and refined products and raising additional capital.

Declining oil and natural gas prices could adversely impact our results of operations

Oil, gas and liquids prices experienced a sharp decline during the second half of calendar year 2014. During calendar year 2015, prices remained low and trended down during the second half of the year and into the first quarter of calendar year 2016.  The sharp decline in crude oil, gas and liquids prices has reduced the incentive for producers to expand production. If prices remain low, resultant declines in production could adversely impact volumes available for sourcing, purchase and delivery under our initial contracts with our joint venture partner.

Our profitability could be negatively impacted by price and logistical issues out of our control as we source supply for our customer(s)

Souring, purchase, resale and transportation of crude oil, liquids, and refined products are “margin-based” businesses in which our realized margins will depend on the differential of sales prices over our total supply costs. Our profitability will therefore be sensitive to changes in product prices caused by changes in supply, transportation, storage capacity or other market conditions.

We will attempt to obtain a certain margin of profitability for our sourced purchases. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers. In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major storage points, creating the potential for sudden and drastic price fluctuations. Sudden and extended wholesale price increases could reduce our margins and could, if continued over an extended period of time, reduce demand by our end customers.

We will seek to mitigate this risk by entering into supply contracts but this may not mitigate our associated commodity price risk.

Our business would be adversely affected if our method of transport is interrupted.

In our initial naphtha transaction, we are completing a CIF contract in which delivery of product is the responsibility of the seller. However, we anticipate FOB contracts in which we use third-party transport services for product sourced under our supply agreements and we may use third-party facilities to store our products. Any significant interruption in the service by any third party transport company and/or to storage facilities would adversely affect our ability to obtain products from our suppliers or deliver products to our customers.

If we are unable to purchase product from our principal suppliers, our results of operations would be adversely affected.

If we are unable to purchase product from significant suppliers, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would adversely affect our ability to satisfy customer demand, reduce our revenues and adversely affect our consolidated results of operations.

The fees charged to customers under our agreements with them for the supply, transportation and marketing of crude oil, condensate, natural gas liquids and other refined products may not escalate sufficiently to cover increases in costs and this would affect our profitability.

Our costs may increase at a rate greater than the rate that the fees that we charge to customers increase pursuant to our contracts with them. Additionally, some customers’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of crude oil, condensate, and/or natural gas liquids are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of our equipment or facilities of our customers. If the escalation of fees is insufficient to cover increased costs or if any customer suspends or terminates its contracts with us, our profitability could be materially and adversely affected.

Our industry is subject to federal, state, provincial and local laws and regulations with respect to environmental, safety and other regulatory matters and the cost of compliance with, violation of or liabilities under, such laws and regulations could adversely affect our profitability.

Our planned operations involving the sourcing, purchase and supply of crude oil, condensate, natural gas liquids, and refined products, are subject to stringent federal, state, provincial and local laws and regulations relating to the protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of such products and materials. Our suppliers carry similar risks of leakage and sudden or accidental spills of crude oil, natural gas liquids, and hydrocarbons. Liability under, or violation of, environmental laws and regulations could result in, among other things, the impairment or cancellation of operations, injunctions, fines and penalties, reputational damage, expenditures for remediation and liability for natural resource damages, property damage and personal injuries, all of which may impact our results of operations.

We expect to contract with third parties for various modes of transportation to carry distillates and crude oil including trucks, railcars and barges, each of which is subject to regulation in each jurisdiction of operation. In addition, under certain environmental laws, we could be subject to strict and/or joint and several liability for the investigation, removal or remediation of released materials depending on the terms of our supply contracts and transportation methods. As a result, these laws could cause us to become liable for the conduct of others, regardless of whether we were responsible for those actions, or if such actions were in compliance with all applicable laws at the time of those actions. While we intend to take actions to mitigate the risks of contracts with third parties, we may be subject to risks we are not able to successfully mitigate.

Implementation of risk management procedures will not eliminate all commodity risk, basis risk, or risk of adverse market conditions which can adversely affect our financial position and results of operations.

We intend to establish a market risk policy where under we will lock in a margin for the commodities we purchase by selling such commodities for physical delivery to our customers on a specific contract by contract basis.  We do not intend to purchase and hold inventory for future sale. By entering into contracts with a specific inventory purchase and established contract to sell inventory basis, we seek to maintain a position that is substantially balanced between purchases on the one hand, and confirmed inventory sale on the other hand. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts our anticipated physical supply of commodities could expose us to risk of loss resulting from the need to cover obligations required under contracts for forward sale. Additionally, we can provide no assurance that our processes and procedures will detect and/or prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. In a backwardated market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as price of such physical inventory declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backwardated or other adverse market conditions, can adversely affect our consolidated financial position and results of operations.

The counterparties to our commodity derivative and physical purchase and sale contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.

We encounter risk of counterparty nonperformance in our businesses. Disruptions in the supply of product and in the crude oil and natural gas commodities sector overall for an extended or near term period of time could result in counterparty defaults on our derivative and physical purchase and sale contracts. This could impair our ability to obtain supply to fulfill our sales delivery commitments or obtain supply at reasonable prices, which could result in decreased gross margins and profitability.

Reduced demand for refined products could have an adverse effect our results of operations.

Any sustained decrease in demand for refined products in the markets we serve could reduce our cash flow. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel, and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•	an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products; and

•	the increased use of alternative fuel sources, such as battery-powered engines.

A loss of a key customer could materially or adversely affect our results of operations.

We have only recently entered into our first procurement and supply contract and we expect to continue to depend on key customers to support our revenues for the foreseeable future. The loss of any key customer, failure to renew contracts upon expiration, or a sustained decrease in demand by key customers could result in a substantial loss of revenues and could have a material and adverse effect on our consolidated results of operations.

Certain of our operations are conducted through joint ventures which have unique risks.

Certain of our operations will be conducted through joint ventures. With respect to our joint ventures, we share ownership and management responsibilities with partners that may not share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our consolidated results of operations, financial position and cash flows.

Our marketing operations depend on the availability of transportation and storage capacity.

Our product supply will be transported and stored on facilities owned and operated by third parties. Any interruption of transport or storage companies or adverse change in the terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport products and have a corresponding material adverse effect on our revenues.

The risk of terrorism and political unrest in various energy producing regions may adversely affect the economy and the price and availability of products.

An act of terror in any of the major energy producing regions of the world could potentially result in disruptions in the supply of crude oil and natural gas which could have a material impact on the availability and price of propane. Terrorist attacks in the areas of our operations could negatively impact our ability to transport propane to our locations. These risks could potentially negatively impact our consolidated results of operations.

We depend on the leadership and involvement of key personnel for the success of our businesses.

We have certain key individuals in our senior management who we believe are critical to the success of our business. The loss of leadership and involvement of those key management personnel could potentially have a material adverse impact on our business.

Future economic conditions in the U.S. and international markets could materially and adversely affect our business, financial condition and results of operations.

The U.S. and other world economies continue to experience the after-effects of a global recession and credit market crisis. More volatility may occur before a sustainable growth rate is achieved either domestically or globally. Even if such growth rate is achieved, such a rate may be lower than the U.S. and international economies have experienced in the past. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower, future economic growth rate will result in decreased demand for our oil production and lower commodity prices, and consequently reduce our revenues, cash flows from operations and our profitability.

Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Our planned operational activities require substantial capital expenditures. We intend to fund our capital expenditures through a combination of financing contracts, borrowings under credit facilities, if possible,  and public equity financings. Future cash flows are subject to a number of variables, including our success in establishing cash flow from operations. We do not expect our cash flow from operations to be sufficient to cover our current expected capital expenditure budget and we may have limited ability to obtain the additional capital necessary to sustain our operations at current levels. We may not be able to obtain debt or equity financing on favorable terms or at all. The failure to obtain financing could cause us to scale back our operations, which in turn could lead to the failure of our business plan.

Our growth depends on the success of our initial agreement with joint venture partner Shandong Pusheng Petrochemical Co., Ltd. (“SPPCL”) for the sourcing, purchasing and management of transportation logistics for oil, gas, and refined products to be delivered and sold into the Chinese market which has no operational history and is subject to change.

We have only recently entered into a formal agreement in our planned area of operations. The success of our growth will depend on our ability to successfully conclude this agreement, establish a joint venture, secure financing and commence sales of sourced commodities.  While we believe we have the personnel and experience to conclude these transactions and commence sales, there is no guarantee we will be able to perform under this agreement, which would have a material adverse effect on our business, financial condition and results of operations. We may not be able to compensate for, or fully mitigate, these risks.

 RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our -operations to date and we may not generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be heavily dependent upon our ability to perform under joint venture contracts recently secured.  Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our shares are quoted on the OTC Pink Marketplace.  NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCQB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

ITEM 2.   PROPERTIES

Our Executive Offices:

Our principal office is located at 20333 Tomball PKY, Suite 204, Houston, Texas 77070. Our telephone number is (281) 974-3041. Our website is http:// www.eaglemtc.com.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any legal proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTC Markets under the trading symbol “EMTC”.  Following is information on high and low closing bid prices to report for the fiscal year ended December 31, 2015 and December 31, 2014.

Quarter	High ($)	Low ($)
Quarter ended 12/31/2015	1.42	0.7701
07/31/2015 thru 09/30/2015 (after a 1 for 18 reverse split)	1.40	0.28
07/01/2015 thru 07/31/2015	0.095	0.0551
Quarter ended 06/30/2015	0.11	0.01
Quarter ended 03/31/2015	0.02	0.0051
Quarter ended 12/31/2014	0.02	0.01
Quarter ended 09/30/2014	0.01	0.01
Quarter ended 06/30/2014	0.02	0.01
Quarter ended 03/31/2014	0.03	0.01

The above information was taken from information as posted on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2015 there were 303 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plans

The company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Transfer Agent

The transfer agent for the common stock is Action Stock Transfer, Inc. The transfer agent’s address is 2469 E. Fort Union Blvd, Suite 214, Salt Lake City UT 84121, and its telephone number is (801) 274-1088.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

Subsequent to the fiscal year ended December 31, 2015 the Company issued the following  securities:

Issuances pursuant to Regulation S

On January 4, 2016 the Company issued 8,000,000 shares of common stock to a third party in respect of a share purchase agreement where under the purchaser had the option to acquire shares at a price of $0.01 per share.  The Company received cash proceeds of $80,000 prior to the fiscal year end in respect of this share purchase agreement.  No underwriters were utilized in connection with this sale of securities.

On January 6, 2016 the Company issued a total of 25,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were issued prior to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 21, 2016, the Company issued a total of 13,000,000 shares at $0.05 in respect to certain convertible notes entered into during fiscal 2015 which came due and payable September 1, 2015 to two individual investors.

On January 23, 2016 the Company issued 700,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were concurrent to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016 the Company issued 2,000,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were concurrent to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016 a shareholder of the Company returned a total of 8,895,000 common shares for reissue.  Upon receipt the shares were canceled and returned to treasury pending instruction for reissue from the shareholder.

On March 9, 2016 the Company issued 1,000,000 shares to a private individual in respect of a private placement at $0.10 per share for total cash proceeds of $100,000.

On March 10, 2016 the Company issued a total of 10,000,000 shares of common stock in respect of the acquisition of an engineering, construction and procurement project in the country of Cyprus.  A further 4,900,000 shares were issued to a consultant in respect of this transaction on April 5, 2016.

On April 5 and April 7, 2016 respectively, the Company issued a total of 5,500,000 shares to an individual and a corporate entity as part of a share transfer between shareholders where under certain shares were returned to the company for cancellation on January 23, 2016, and subsequent reissue.

On May 5, 2016 the Company issued a total of 1,500,000 shares to five individuals as part of a share transfer between shareholders where under certain shares were returned to the company for cancellation on January 23, 2016, and subsequent reissue.  A total of 40,000 shares remained available for reissue as at the date of this report in respect to the share surrender and reissue request.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

Issuances pursuant to Regulation D

On January 6, 2016 the Company issued a total of 25,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were issued prior to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016, the Company issued a total of 2,500,000 shares of common stock to a private individual in respect to an agreement for services.

The foregoing issuances of securities were exempt from registration pursuant to Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering and Regulation D promulgated thereunder. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The purchaser represented to the Company that they were purchasing the securities for their own account and not for the account of any other persons. The purchasers were provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended December 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

The following tables set forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2015 and 2014 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

The results of the continuing operations are as follows:

	Year Ended December 31,
	2015	2014	Difference
Revenue	$-	$-	$-

Operating expenses
Depreciation	20,070	-	20,070
Exploration expenses	334,182	-	334,182
Professional fees	466,069	-	466,069
General and administrative expenses	4,631,046	-	4,631,046
Total operating expenses	(5,451,367)	-	(5,451,367)

Other expenses (income)
Interest expenses	(1,195,235)	-	(1,195,235)
Interest income	5,317	-	5,317
Impairment of goodwill	(604,163,185)	-	(604,163,185)
Loss on debt settlement	(105,233,144)	-	(105,233,144)
Gain on debt forgiveness	255,690	-	255,690
Other Income (expenses)	(710,330,557)	-	(710,330,557)

Net Income (loss) from continuing operations	(715,781,924)	-	(715,781,924)

The results of the discontinued operations are as follows:

	Year Ended December 31,
	2015	2014	Difference
Net sales	$-	$1,013,241	$(1,013,241)
Costs of sales	-	1,113,533	(1,113,533)
Gross profit (loss)	-	(100,292)	100,292

Operating Expenses
Selling and distribution costs	-	118,365	(118,365)
General and administrative expenses	-	409,106	(409,106)
Total operating expenses	-	527,471	(527,471)

Income (loss) from operation	-	(627,763)	627,763

Other income (expenses)	(73,909)	12,726,285	(12,800,194)

Income (loss) from discontinued operations	(73,909)	12,098,522	(12,172,431)

Comparison of the Years Ended December 31, 2015 and 2014

The Company did not generate any revenue in the fiscal years ended December 31, 2015 and 2014.

Exploration Expenses

During the year ended December 31, 2015 the Company incurred $334,182 in exploration expenses (2014- $Nil) with respect to our newly acquired business operations in the oil and gas sector.

Professional Fees

During the year ended December 31, 2015 the Company incurred $466,069 respectively in professional fees paid for legal, accounting, audit and other professional expense compared to $Nil in the prior comparative period.

The Company expects to continue to incur substantive additional professional fees as we move to evaluate recently acquired resource based assets, negotiate agreements with third parties to monetize these assets and undertake financings to meet our operational overhead and planned exploration expenses.

General and Administrative expenses

During the year ended December 31, 2015 the Company incurred general and administrative expenses of $4,631,046 as compared to $Nil in the prior comparative period.  General and administrative expenses include travel and entertainment expense, office expense, rent and other overhead, transfer agent and filing fees and fees paid to consultants.

Other Expenses

During the year ended December 31, 2015 the Company reported impairment of goodwill with respect to an Assumption Agreement more particularly described in the financial statements contained herein of $604,163,185 as a result impairment testing conducted by management at the acquisition date.  In addition, the Company recorded a loss on the settlement of certain acquired debts of $105,233,144 as a result of the issuance of shares of convertible class D preferred stock.

In addition, we recorded interest expense of $1,195,235 in respect of certain convertible notes payable, including amortization of the debt discount.  We also recorded interest income of $5,317 in regard to certain loans and advances receivable, with no similar expenses in the prior comparative three and nine month periods.

Discontinued operation

Net sales and costs of sales from discontinued operations totaled $nil in the year ended December 31, 2015, compared to net sales of $1,013,241 and costs of sales of $1,113,533 in the year ended December 31,2 014. Expenses from discontinued operations totaled $nil in the year ended December 31, 2015 (net income of $12,726,285 – 2014 as a result of a gain on the disposal of certain assets).

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our Audited Financial Statements contained herein.

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

At December 31, 2015, we had total current assets of $41,078 including $16,825 cash on hand, interest receivable of $10,255, and other current assets of $13,998, as compared to $Nil total current assets in the comparative period ended December 31, 2014.  Current liabilities from continuing operations totaling $3,052,456 at December 31, 2015 include $1,277,786 from accounts payable and accrued liabilities, $585,510 in advances from third parties, $675,000 in convertible notes payable, net, $34,160 in loans payable, deferred revenue of $350,000, $50,000 in liability for unissued shares and $80,000 in deposit for stock option, compared to $Nil current liabilities from continuing operations at December 31, 2014.  Presently we rely on advances from third parties, sale of common stock and convertible loans from qualified investors to fund our general operating expenses.

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

Net Cash Provided by Operating Activities

In the year ended December 31, 2015, net cash used by continuing activities amounted to $1,119,526 while net cash used for continuing activities in the year ended December 31, 2014, amounted to $nil,

In the year ended December 31, 2015, net cash used by discontinued activities amounted to $nil while net cash provided for discontinued activities in the year ended December 31, 2014, amounted to $1,615,830.

Net Cash Provided by Investing Activities

In the year ended December 31, 2015, net cash used by continuing activities amounted to $243,649 while net cash used by continuing activities in the year ended December 31, 2014, amounted to $nil.

In the year ended December 31, 2015, net cash provided by discontinued activities amounted to $nil while net cash provided for discontinued activities in the year ended December 31, 2014, amounted to $11,738,454.

Net Cash Used for Financing Activities

In the year ended December 31, 2015, net cash provided by continuing activities amounted to $1,380,000 while net cash used by continuing activities in the year ended December 31, 2014, amounted to $nil.

In the year ended December 31, 2015, net cash provided by discontinued activities amounted to $nil while net cash used for discontinued activities in the year ended December 31, 2014, amounted to $13,585,403.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

Transactions with Ronald Cormick, CEO, Officer and Director of the Company

During the fiscal year ended December 31, 2015, the Company paid $10,000 Mr. Ronald Cormick as consulting fees.

During the period ended December 31, 2015, Mr. Ronald Cormick advanced $320,121 to the Company’s subsidiary TSO. As of December 31, 2015, $409,834 remained on the balance sheets as advances.

Transactions with Ehud Amir, COO, Officer and Director of the Company

During the period ended December 31, 2015, Mr. Ehud Amir advanced $6,475 to the Company’s subsidiary TSO. as of December 31, 2015, $6,475 was on the balance sheets as advances.

Transactions with Haley Manchester, CFO, Officer of the Company

During the fiscal year ended December 31, 2015, the Company paid $10,000 to Mr. Haley Manchester as consulting fees.

Transactions with Larry Eastland, Director of the Company

During the fiscal year ended December 31, 2015, the Company accrued $150,000 consulting fees from Mr. Larry Eastland. As of December 31, 2015, $150,000 was on the balance sheets as accounts payable and accrued liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 AND 2014
(Stated in US Dollars)

DCAW (CPA) Limited
CERTIFIED PUBLIC ACCOUNTANTS
7/F, Nan Dao Commercial Building
359-361 Queen’s Road Central, Hong Kong
Tel : 852-2851 7954
Fax: 852-2545 4086

To:	The board of directors and stockholders of Eagle Mountain Corporation (F/K/A USmart Mobile Device Inc.) (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Eagle Mountain Corporation (F/K/A USmart Mobile Device Inc.) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Mountain Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 18 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	DCAW (CPA) Limited
September 9, 2016	Certified Public Accountants

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)

Consolidated Balance Sheets

	As of December 31, 2015	As of December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$16,825	$-
Interest receivable	10,255	-
Other current assets	13,998	-
Total current assets	41,078	-

Note receivable	258,450	-
Deposit on property (Note 6)	260,000	-
Computers and electronics, net	28,109	-
Intangible assets (Note 6)	2,031,500	-
Assets from discontinued operations (Note 5)	-	128
Total other assets	2,578,059	128

TOTAL ASSETS	$2,619,137	$128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,277,786	$-
Advances	585,510	-
Deferred revenue	350,000	-
Convertible notes, net	675,000	-
Loan payable	34,160	-
Deposit for stock option	80,000
Liability for unissued shares	50,000	-
Total current liabilities	3,052,456	-
		-
Liabilities from discontinued operations	-	448,055

Total liabilities	3,052,456	448,055

Stockholders’ Equity (Deficit)
Series B Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, Nil shares issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Series C Convertible Preferred Stock Par value: $0.001, 2,100,000 shares authorized, nil shares issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Series D Convertible Preferred Stock Par value: $0.001, 640,000 shares authorized, nil shares issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Series E Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, 8,000,000 and nil shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	8,000	-
Common stock: Par value: $0.001, 500,000,000 shares authorized, 335,365,926 shares issued and outstanding as of December 31, 2015 and December 31, 2014	335,366	2,205 *
Additional paid in capital	719,779,584	4,371,203 *
Exchange reserve	(3,776)	(1,776)
Non-controlling interest in earnings of subsidiary	28,674	-
Accumulated deficit	(720,581,167)	(4,819,559)
Total stockholders’ equity	(433,319)	(447,927)

Total liabilities and stockholders’ equity	$2,619,137	$128

* The number of common stocks outstanding and additional paid in capital as at Dec 31, 2014 are retrospectively restated according to a result of a reverse stock split during period ended Jun 30, 2015.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014

Revenue	$-	$-

Operating Expenses
Depreciation	20,070	-
Exploration expenses	334,182	-
Professional fees	466,069	-
General and administrative expenses	4,631,046	-
Total operating expenses	5,451,367	-

Income (loss) from continuing operations	(5,451,367)	-

Other Income (expenses)
Interest expenses	(1,195,235)	-
Interest income	5,317	-
Impairment of goodwill	(604,163,185)	-
Loss on debt settlement	(105,233,144)	-
Gain on debt forgiveness	255,690	-
Other Income (expenses)	(710,330,557)	-

Net Income (loss) from continuing operations	(715,781,924)	-
Net Income (loss) from discontinued operations	(73,909)	12,059,778
Net Income (loss)	$(715,855,833)	$12,59,778

Attributable to:
Non-controlling interest	$94,225	$-
Shareholders of the Company	$(715,761,608)	$12,059,778

Net (Loss) Per Common Share – basic and diluted	$(6.43)	$5.47

Weighted average number of shares – basic and diluted	111,357,728	2,205,010	*

* The number of common stocks outstanding and additional paid in capital as at Dec 31, 2014 are retrospectively restated according to a result of a reverse stock split during period ended Jun 30, 2015.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Consolidated Statements of Stockholders’ Deficit

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Reserve	Accumulated	Non-Controlling	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Paid in Capital		Loss	Interest

Balance, December 31, 2013	-	-	-	-	-	-	-	-	2,205,026	2,205	4,371,203	(1,810)	(16,879,337)	-	(12,507,739)
Issue of capital exchange reserve	-	-	-	-	-	-	-	-	-	-	-	34	-	-	34
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	12,059,778	-	12,059,778
Balance, December 31, 2014	-	-	-	-	-	-	-	-	2,205,026	2,205	4,371,203	(1,776)	(4,819,559)	-	(447,927)
Shares issued for business combination	8,000,000	8,000	2,050,000	2,050	100,000	100	-	-	50,000,000	50,000	603,473,850	-	-	-	603,534,000
Shares issued for debt settlement	-	-	-	-	538,509	539	-	-	-	-	106,559,622	-	-	-	106,560,161
Preferred shares converted	(8,000,000)	(8,000)	(2,050,000)	(2,050)	(638,509)	(639)	8,000,000	8,000	268,850,900	268,851	(266,162)	-	-	-	-
Shares issued for services	-	-	-	-	-	-	-	-	2,560,000	2,560	3,584,840	-	-	-	3,587,400
Shares issued for private placement	-	-	-	-	-	-	-	-	1,000,000	1,000	99,000	-	-	-	100,000
Shares issued for convertible notes	-	-	-	-	-	-	-	-	8,750,000	8,750	466,250	-	-	-	475,000
Financing costs	-	-	-	-	-	-	-	-	-	-	(30,000)	-	-	-	(30,000)
Issue of capital exchange reserve	-	-	-	-	-	-	-	-	2,000,000	2,000	-	(2,000)	-	-	-
Beneficial conversion feature associated with convertible notes	-	-	-	-	-	-	-	-	-	-	1,150,000	-	-	-	1,150,000
Debt contributed to additional paid in capital	-	-	-	-	-	-	-	-	-	-	370,981	-	-	-	370,981
Minority interest on business combination	-	-	-	-	-	-	-	-	-	-	-	-	-	122,899	122,899
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(715,761,608)	(94,225)	(715,855,833)
Balance, December 31, 2015	-	-	-	-	-	-	8,000,000	8,000	335,365,926	335,366	719,779,584	(3,776)	(720,581,167),	28,674	(433,319)

* The number of common stocks outstanding and additional paid in capital as at Dec 31, 2014 are retrospective restated according to a result of a reverse stock split during period ended Jun 30, 2015.

See accompanying notes to the consolidated financial statements

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(715,855,833)	$12,059,778
Add: loss from discontinued operations	73,909	(12,059,778)
Adjustments to reconcile net income (loss) to cash used in operation
Depreciation	20,071	-
Impairment of Goodwill	604,163,185	-
Amortization of debt discount	1,150,000	-
Loss on debt settlement	105,233,144	-
Shares issued for services rendered	3,587,400	-
Gain on write-off debt	(255,690)	-
Imputed interest	3,542	-
Changes in current assets and liabilities:
Interest receivable	(5,317)	-
Prepaid expenses	(6,685)	-
Accounts payable and accrued expenses	138,951	-
Deferred revenue	350,000	-
Advances from related parties	283,797
Net cash provided (used) from continuing activities	(1,119,526)	-
Net cash provided (used) from discontinued activities	-	1,615,830
Net cash provided (used) from operating activities	(1,119,526)	1,615,830

Cash flows from investing activities:
Cash and cash equivalents acquired from acquisitions of consolidated companies	130,531	-
Advances of funds to subsidiary before acquisition	(151,000)	-
Loan receivable	(175,000)	-
Computers and electronics	(48,180)	-
Net cash provided (used) from continuing activities	(243,649)	-
Net cash provided (used) from discontinued activities	-	11,738,454
Net cash provided (used) from investing activities	(243,649)	11,738,454

Cash flows from financing activities:
Proceeds from subscription	150,000	-
Proceeds from exercise option	80,000	-
Proceeds from convertible notes	1,150,000	-
Net cash provided (used) from continuing activities	1,380,000	-
Net cash provided (used) from discontinued activities	-	(13,585,403)
Net cash provided (used) from financing activities	1,380,000	(13,585,403)

Net cash flows	16,825	(231,119)

Cash and equivalents, beginning of period	-	231,119
Cash and equivalents, end of period	$16,825	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash investing activities:
Non- cash net assets acquired, Assumption Agreement:
Interest receivable	$4,938	$-
Other receivable	7,313	-
Note receivable	83,450	-
Deposit on property	260,000	-
Intangible assets	2,031,500	-
Accounts payable and accrued liabilities	(1,061,544)	-
Advances	(220,131)	-
Loan payable	(269,400)	-
Advances from Eagle Mountain Corp	(151,000)	-
Total:	$685,126	$-
Supplemental non-cash financing activities:
Shares issued for services rendered	3,587,400

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

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

The aforementioned Assumption Agreement resulted in a change of control in the Company under the terms of the certificates of designation for each of the Series B, C and D preferred stock, each series automatically converted into shares of the Company’s common stock upon the amendment to the Company’s certificate of incorporation becoming effective as set out above.  As a result, the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock effective July 17, 2015.  These shares were issued on August 24, 2015. The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of Series E preferred stock.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

Note 2       Summary of Significant Accounting Policies

Principal of Consolidation

These consolidated financial statements include the accounts of Eagle Mountain Corp. and its 85.39% controlled subsidiary, Shale Oil International Inc. (OTC: PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Business combinations

All business combinations are accounted for under the purchase method. The cost of an acquisition is measured at the fair value of the assets given and liabilities incurred or assumed at the date of exchange plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities assumed in a business combination (including contingent liabilities) are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. At December 31, 2015, we had no recorded goodwill. The interest of minority shareholders in the acquisition is initially measured at the minority’s proportion of the net fair value of the assets, liabilities and contingent liabilities recognized.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended December 31 2015, there was no impairment of long-lived assets.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

Note 2       Summary of Significant Accounting Policies (continued)

Loss per Common Share (cont’d)

The Company had the following potential common stock equivalents at December 31, 2015:

Series E Convertible Preferred Stock	40,000,000
Convertible notes	13,580,810

Since the Company reported a net loss at December 31, 2014 and December 31, 2015, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

Note 3       Going Concern

The Company has incurred net losses since inception and had a working capital deficit of $3,060,658 at December 31, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

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

The list of assets includes:

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

4. 85.39% Controlling ownership of Shale Oil International Inc. (OTC: PINK-SHLE), and its 100% owned subsidiary, Texas Shale Oil Inc., which collectively own a strategic oil and gas model (intellectual property) covering several thousand square miles of prospective oil and gas exploration and development acres in Louisiana, Texas and Mexico, as well as various related geophysical, geological, engineering and geochemical data sets;

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

The allocation of the purchase price totaling $697,832, is as follows.  For purposes of the allocation, Management has considered book value and fair value to be the same and has treated all assets and liabilities at cost:

At May 31, 2015	Book value $	Fair value adjustments $	Fair value $

Net assets acquired
Cash	132,064	-	132,064
Interest receivable	4,938	-	4,938
Other receivable	7,313	-	7,313
Note receivable	83,450	-	83,450
Deposit on property	260,000	-	260,000
Intangible assets	2,031,500	-	2,031,500
Accounts payable and accrued liabilities	(112,007)	-	(112,007)
Accrued expenses on exploration	(838,350)	-	(838,350)
Accrued liabilities	(21,000)	--	(21,000)
Accrued interest	(90,187)	--	(90,187)
Advances	(220,131)	--	(220,131)
Loan payable	(269,400)	--	(269,400)
Advances from Eagle Mountain Corp	(151,000)	--	(151,000)
Total	817,190	--	817,190
Minority interest			(119,358)
Total consideration			697,832

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

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

Upon the closing, the Company changed its business from the sales and distribution of smartphones, electronic products and components to operations in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector. The major classes of assets and liabilities from discontinued operations as of December 31, 2015 and December 31, 2014 included in the consolidated balance sheets, are as gathered from the records transferred to the Company, unaudited, and subject to further verification, are reported below as follows:

	As of December 31, 2015	As of December 31, 2014

ASSETS
Current assets
Accounts receivable	$-	$-
Other current assets	-	128
Total current assets	-	128

TOTAL ASSETS	$-	$128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$-	$335,522
Due to shareholders	-	112,533
Total current liabilities	-	448,055

Total liabilities	-	448,055

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

Note 5       Discontinued Operations (cont'd)

The results of the discontinued operations are as follows:

	Year Ended
	December 31,
	2015	2014

Net sales	$-	$1,013,241
Costs of sales	-	1,113,533
Gross profit (loss)	-	(100,292)

Operating Expenses
Selling and distribution costs	-	118,365
General and administrative expenses	-	409,106
Total operating expenses	-	527,471

Income (loss) from operation	-	(627,763)

Other income (expenses)	(73,909)	12,726,285

Income (loss) from discontinued operations	(73,909)	12,098,522

Note 6       Other Assets

(a)	Sale and Purchase Agreement with Pryme Oil and Gas LLC

On May 23, 2014 the Company’s 85.39% controlled subsidiary, Shale Oil International Inc. entered into a Sale and Purchase agreement with Pryme Oil and Gas LLC, a Texas corporation, (the “Seller”) where under the Company’s subsidiary, as “Purchaser”, will acquire 100% of the Seller’s working interests and net revenue interests in the oil and gas leases and areas of mutual interest held by Seller in the AVOYELLES & ST. LANDRY PARISHES, LOUISIANA, known as the Tuner Bayou Acreage (the “Acreage”).  In addition, the Purchaser shall acquire the Seller’s working interest in the personal property, equipment and fixtures on the Acreage, as well as any available seismic, geologic, geophysical, geochemical, engineering, financial, prior drilling and production histories, legal and cultural information, reports, studies and data accumulated by Seller in the acquisition and development of the Acreage.  In consideration for the acquisition, the Purchaser shall assume certain debts of the Seller, not to exceed $1,400,000, shall pay the Seller’s proportionate share of the installation of an artificial lift system on the Rosewood Plantation 21-H well (the “Workover”) within 30 days of the execution of the agreement, not to exceed $260,000, and shall agree to drill at least one Chalk well within 4 months of the completion of the aforementioned Workover.  As at December 31, 2015 and 2014 the Company’s subsidiary has remitted deposits of $260,000 towards the required Workover fees.

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
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

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

Note 7       Deferred Revenue

In September 2015, the Company received $350,000 from a client in respect to an invoice issued with respect to certain consulting services to be rendered including the acquisition of engineering, geological and geophysical data and the completion of pre-feasibility work on a potential mining project in Panama.  As at December 31, 2015 the Company had not yet completed the scope of work and has recorded the amount received as deferred revenue.

Note 8       Loans Receivable

During the year ended December 31, 2015, the Company provided $175,000 in operating capital to a third party in the form of a two-year note, bearing interest at 2% plus the USD Libor rate.  The loan is unsecured.

On June 1, 2014, the Company’s subsidiary provided $83,450 to a third party in the form of a two-year note, bearing 6% interest per annum as a loan for working capital. The loan is unsecured.

Note 9       Convertible Notes

On June 5, 2015, the Company entered into debt exchange agreements (the “Exchange Agreements”) with holders of convertible debentures which the Company assumed from the Assignor. Pursuant to the Exchange Agreements, the holders released the Company in full from the Company’s obligations to them for an aggregate of $1,327,017 in convertible debentures, and the Company cancelled, extinguished and discharged such obligations, in exchange for the issuance to the holders of an aggregate of 538,509 shares of Series D Convertible Preferred Stock. The aggregate of 538,509 shares of Series D Convertible Preferred Stock was valued at $106,560,161 based on fair market value of the Company’s market price on the date of the transaction, and assuming all Series D Convertible Shares of Preferred Stock were converted to 53,850,900 shares of the Company’s common stock.  We recorded $105,233,144 as a loss on debt settlement.

During the year ended December 31, 2015, the Company entered into various 6% convertible notes with investors, having a maturity date as of September 1, 2015 and with conversion prices varying from $0.05 to $0.10 per share.  We received a total of $1,150,000 in respect of these convertible notes.

As at the date of issue, these convertible notes were considered to have a beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of issue to be $1,150,000, or the face value of the notes.  This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the period ended December 31, 2015 was $1,150,000.

	December 31, 2015	Issue Date
Total convertible promissory note – face value	1,150,000	1,150,000
Less: beneficial conversion feature	-	(1,150,000)
	1,150,000	-

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

Note 9      Convertible Notes (continued)

The notes became due and payable on September 1, 2015 and are now considered demand notes which continue to accrue interest at a rate of 6% per annum.

Interest expenses:

	For the Year ended December 31,
	2015	2014

Amortization of debt discount	$1,150,000	$-
Interest at contractual rate	29,512	-
Totals	$1,179,512	$-

Note 10     Agreements for Services

On August 3, 2015, the Company entered into Services Agreement with an independent consultant. Under the services agreement, the consultant will provide general consultancy services in connection with the Company’s projected business in or related to China and Hong Kong. In consideration for the services provided, the Company will pay a total of 100,000 shares of the Company’s common stock, which was valued at fair market value on issuance at $1.275 per share or $127,500.

On August 3, 2015, the Company entered another Services Agreement with an independent consultant, Alan Chung-Lun Yang (“Mr. Yang”). Mr. Yang is a former director of the Company and resigned from the Board of Directors on May 26, 2015. Under the services agreement, Mr. Yang will provide general consultancy services in connection with the Company’s projected business in or related to China and Hong Kong. In consideration for the services provided, the Company will pay a total of 500,000 shares of the Company’s common stock, which was valued at fair market value on issuance at $1.275 per share or $637,000.

On November 25, 2015, the Company entered into Services Agreements with two independent consultants. Under the services agreement, the consultants will provide general consultancy services in connection with the Company’s projected business in or related to China and Hong Kong. In consideration for the services provided, the Company will pay a total of 1,960,00 shares of the Company’s common stock, which was valued at fair market value on issuance at $1.44 per share or $2,822,400.

Note 11    Related Parties Transactions

Transactions with Ronald Cormick, CEO, Officer and Director of the Company

During the fiscal year ended December 31, 2015, the Company paid $10,000 Mr. Ronald Cormick as consulting fees.

During the period ended December 31, 2015, Mr. Ronald Cormick advanced $320,121 to the Company’s subsidiary TSO. As of December 31, 2015, $409,834 remained on the balance sheets as advances.

Transactions with Ehud Amir, COO, Officer and Director of the Company

During the period ended December 31, 2015, Mr. Ehud Amir advanced $6,475 to the Company’s subsidiary TSO. as of December 31, 2015, $6,475 was on the balance sheets as advances.

Transactions with Haley Manchester, CFO, Officer of the Company

During the fiscal year ended December 31, 2015, the Company paid $10,000 to Mr. Haley Manchester as consulting fees.

Transactions with Larry Eastland, Director of the Company

During the fiscal year ended December 31, 2015, the Company accrued $150,000 consulting fees from Mr. Larry Eastland. As of December 31, 2015, $150,000 was on the balance sheets as accounts payable and accrued liabilities.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

Note 12    Common Stock (continued)

The aforementioned Assumption Agreement resulted in a change of control in the Company under the terms of the certificates of designation for each of the Series B, C and D preferred stock, each series automatically converted into shares of the Company’s common stock upon the amendment to the Company’s certificate of incorporation becoming effective as set out above.  As a result, the holders of 638,509 shares of Class D and 2,050,000 shares of Class C preferred stock, converted those shares into 268,850,900 shares of our common stock effective July 17, 2015.  These shares were issued on August 24, 2015. The holder of 8,000,000 shares of Class B preferred stock surrendered 40,000,000 shares of common stock upon conversion, which shares were exchanged for 8,000,000 shares of a newly designated Series E preferred stock.

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

On October 9, 2015, 500,000 shares of the Company’s common stock was issued to a former director of the Company and 100,000 shares of the Company’s common stock was issued to an independent consultant in respect to the service agreements. (For more details, see Note 9 – Services Agreements)

On October 30, 2015, 50,000,000 shares of the Company’s common stock was issued in respect to the acquisition of business. (For more details, see Note 4 – Acquisition, Change of Business)

On November 6, 2015, the Company issued a total of 2,000,000 shares of the Company’s common stock in in respect to a share swap between two individual, non-related investors. The 2,000,000 shares for return to treasury in respect to this transaction have not been returned to the Company for cancellation as at the fiscal year ended December 31, 2015 and as a result the Company has recorded the transaction as an exchange reserve under the equity in the balance sheets.  The shares were returned for cancelation subsequent to the fiscal year end.

In October and November 2015, total of 8,750,000 shares of common stock were issued in respect to the various convertible notes as described above in Note 8. (ref Note 8 – Convertible Notes).

On December 2, 2015, the Company issued a total of 1,000,000 shares of the Company’s common stock at a price of US$0.10 per share.

On December 4, 2015, 1,960,000 shares of the Company’s common stock was issued in respect to certain service agreements. (For more details, see Note 9 – Services Agreements)

The Company had 335,365,926 and 2,205,010 shares of common stock outstanding at December 31, 2015 and December 31, 2014.

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

On May 26, 2015, Ben Wong and Alan Chung-Lun Yang resigned from the Board of Directors.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements
Note 14    Income Taxes

The Company and its subsidiary are subject to the U.S. federal corporate income tax at a maximum rate of 34%. Income tax (reversal) expense amounted to $Nil for 2015 and 2014 owing to no taxable income.

The Components of the deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014

Net operating losses	$5,451,367	$666,507

Total deferred tax assets	$5,451,367	$666,507
Less: valuation allowance	(5,451,367)	(666,507)

	$-	$-

    The Company did not have any interest and penalty not to recognize- in the income statements for the year ended December 31, 2015 and 2014 or balance sheet as of December 31, 2015 and 2014. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2012, 2013, 2014 and 2015 U.S. Corporation Income Tax Returns are subject to U.S. Internal Revenue Service examination.

    A valuation allowance existed as of December 31, 2015 and 2014, due to the uncertainty of net operating loss utilization based on the Company’s history of losses.

Note 15   Subsequent Events

Entry into a material agreement

In January we announced the signing of a formal Heads of Agreement to pursue mutually beneficial management and financing projects in the oil, gas and natural resources industries with Shandong Pusheng Petrochemical Co., Ltd. (“SPPCL”).

Under the terms of the agreement, for the initial naphtha trading project,Eagle Mountain will provide sourcing, purchasing and management of transportation logistics for the oil, gas, and refined products to be delivered and sold into the Chinese market.

SPPCL is an international oil and gas trading and development company, globally engaged in a wide range of businesses in the oil industry, with extensive partnerships with many State-owned companies. The company has organized consortiums for multiple international projects in the oil, gas, petrochemical and mining industries.

Further in April of 2016 we announced a Joint-Venture Agreement between SPPCL and Eagle Mountain for oil, gas and petroleum products trading as well as an initial purchase order to purchase light naphtha through the established Joint Venture Company. The contract calls for Eagle Mountain to source and negotiate the purchase and delivery of approximately 300,000 metric tonnes of light naphtha per month for five years. At the time of the origination of the purchase order, light naphtha has been in the range of $330 to $380/tonne FOB U.S. Gulf Coast.

A subsidiary of Eagle Mountain based in Hong Kong to be formed will be joint-ventured 40/60 with a Hong-Kong subsidiary of Shandong Pusheng where the Irrevocable Documentary Letter of Credit (DLC) is established and ready to proceed with the first purchase during the early fall of 2016. Eagle Mountain is responsible for arranging the purchase and delivery of the naphtha. Shandong Pusheng is responsible for sale of the naphtha into the Southeast Asian markets, in cooperation with China’s state enterprises.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)
Notes to the Consolidated Financial Statements

Note 15   Subsequent Events (continued)

Shares issued subsequent to fiscal year end

On January 4, 2016 the Company issued 8,000,000 shares of common stock to a third party in respect of a share purchase agreement where under the purchaser had the option to acquire shares at a price of $0.01 per share.  The Company received cash proceeds of $80,000 prior to the fiscal year end in respect of this share purchase agreement.  No underwriters were utilized in connection with this sale of securities.

On January 6, 2016 the Company issued a total of 50,000 shares to two individuals as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were issued prior to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 21, 2016, the Company issued a total of 13,000,000 shares at $0.05 in respect to certain convertible notes entered into during fiscal 2015 which came due and payable September 1, 2015 to two individual investors.

On January 23, 2016 the Company issued 700,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were concurrent to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016 the Company issued 2,000,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were concurrent to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016 a shareholder of the Company returned a total of 8,895,000 common shares for reissue.  Upon receipt the shares were canceled and returned to treasury pending instruction for reissue from the shareholder.

On January 23, 2016, the Company issued a total of 2,500,000 shares of common stock to a private individual in respect to an agreement for services.

On March 9, 2016 the Company issued 1,000,000 shares to a private individual in respect of a private placement at $0.10 per share for total cash proceeds of $100,000.

On March 10, 2016 the Company issued a total of 10,000,000 shares of common stock in respect of the acquisition of an engineering, construction and procurement project in the country of Cyprus.  A further 4,900,000 shares were issued to a consultant in respect of this transaction on April 5, 2016.

On April 5 and April 7, 2016 respectively, the Company issued a total of 5,500,000 shares to an individual and a corporate entity as part of a share transfer between shareholders where under certain shares were returned to the company for cancellation on January 23, 2016, and subsequent reissue.

On May 5, 2016 the Company issued a total of 1,500,000 shares to five individuals as part of a share transfer between shareholders where under certain shares were returned to the company for cancellation on January 23, 2016, and subsequent reissue.  A total of 40,000 shares remained available for reissue as at the date of this report in respect to the share surrender and reissue request.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2016 Eagle Mountain received resignation letter from AWC LLP (“AWC”) (formerly known as Albert Wong & Co., LLP) as the Company’s independent registered public accounting firm. The resignation of AWC was accepted by the Company’s audit committee.

The principal accountant’s reports of AWC on the financial statements of the Company as of and for the fiscal years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report was qualified as to the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and the subsequent interim period through May 1, 2016, there were no disagreements with AWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of AWC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company’s two most recent fiscal years and the subsequent interim period through May 1, 2016, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided AWC with a copy of the foregoing disclosure and requested AWC to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated May 1, 2016, furnished by AWC was filed as Exhibit 16.1 to a current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.

On April 30, 2016 DCAW (CPA) Limited was formed as a result of a merger between AWC and Dominic K.F. Chan & Co.

On May 1, 2016, the Company’s Board of Directors approved the engagement of DCAW (CPA) Limited (“DCAW”) as the Company’s new independent registered public accounting firm.

During the Company’s two most recent fiscal years and the subsequent interim period through May1, 2016, neither the Company nor anyone on its behalf consulted with DCAW regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that DCAW concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Ronald Cormick, and Haley Manchester, our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control-Integrated Framework (“COSO”). As a result of this assessment, Mr. Huang Yu concluded that, as of and for the year ended December 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2015.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) limited number of staff, not allowing for complete segregation of incompatible duties; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The aforementioned material weaknesses were identified by the Company’s management in connection with the preparation of our financial statements as of December 31, 2015.

Management believes that the appointment of one or more independent directors, will remedy the lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of IFRS and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties.
Any effort to increase the size of the Board of Directors, appoint independent directors or personnel is conditional upon the Company raising additional capital.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

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

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2015. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. All of our executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION

Ronald Cormick	71	Director and Chief Executive Officer (1)
Haley Manchester	50	Chief Financial Officer (2)
Ehud Amir	38	Chief Operating Officer and Director, Chairman of the Board of Directors
Larry Eastland	72	Corporate Secretary and Director

(1)	Mr. Cormick was appointed CEO and Director on April 18, 2015

(2)	Mr. Manchester was appointed CFO on April 18, 2015

(3)	Mr. Amir was appointed COO and Director on April 18, 2015, and Chairman of the Board of Directors on May 26, 2015

(4)	Mr. Eastland was appointed Director and Secretary on April 18, 2015

Ronald Cormick, CEO and Director
Mr. Cormick has more than 50 years of technical and managerial training and experience in the international and domestic oil and gas industry. Although focused primarily on the upstream (exploration and production) sector, experience includes operational and executive management of a public company with operations through marketing, sales and delivery via truck, train and pipeline. A parallel history of both scientific and managerial experience in research and development with applications in oil and gas and minerals, medicine, sports and consumer products. Selected by Dr. Frank Press, Chief Science Adviser to President Carter, served for two years as the extractive industries’ expert on a sequestered team of 25 specialists commissioned to brain-storm future break-through technologies (it lead to President Reagan’s “Strategic Defense Initiative” and the end of the “cold war”). Since 2013, Mr. Cormick, has served as the President of Texas Shale Oil Inc. where he is responsible for strategic planning and project management. Mr. Cormick is also the President and Chief Executive Officer of Shale Oil International Inc. (OTC Pink: SHLE) which acquired Texas Shale Oil Inc. in 2014. Prior to that, he was the Chief Executive Member of RCO Energy LLC (predecessor to Texas Shale Oil Inc.) since 2006. Mr. Cormick is also a research director for AIRIS Corp, a private Canadian medical device company since 2006. Mr. Cormick previously held numerous management and staff positions including Research Scientist and Manager in Exploration R&D in both oil & gas and mineral industries and was the President of an international oil company.

Haley Manchester, CFO
Mr. Manchester is globally-experienced in finance, accounting, geo-socio-economic strategy, business development, sales, marketing, and distribution management. He speaks several languages fluently, including Vietnamese, Japanese, and Khmer and has lectured internationally at the University-level in finance/economics-related coursework. He obtained a BA from Gettysburg College and holds an MA in Economics with a concentration on Finance from Trinity College. Dr. Eastland served as the CEO of Trai Thien USA Inc., one of the few Vietnamese companies to successfully go public in the U.S., where he managed the quadrupling of operations from 2009 until overseeing its recent merger with Onasis Mining Inc in 2014. He has over twenty years of private and multinational general management, distribution, and business development experience in Asia, including more than six years of downstream oil and gas operations experience with both Mobil and Caltex.

Ehud Amir, COO, Director and Chairman of the Board of Directors
Mr, Amir, is a financial and natural resources entrepreneur. Mr. Amir is a co-founder of Texas Shale Oil Inc., where he is responsible for the financial modeling and project acquisition structures, and identifying the best partners to develop the company's upstream oil and gas targets and assets. Prior to that, from 2010 to 2012, Mr. Amir was the managing director at Sterlington Resources Ltd. in charge of designing its financial structures and Joint Ventures for Dove Mining Ltd. and its clients, mainly for alluvial mines projects.

Larry Eastland, Director and Corporate Secretary
Dr. Eastland is a seasoned entrepreneur and leads an international business advisory group in Los Angeles, Hong Kong and Southeast Asia that has provided business services for more than 20 years on four continents. He has served four U.S. Presidents including Staff Assistant to the President; U.S. Delegate to the World Tourism Organization; Director of Operations for the 1983 Summit of Industrialized Nations; and, Deputy to the Undersecretary of State. Larry brings a unique and unrivaled level of access for EMTC to heads of state, oil/gas industry giants, and political influencers around the world. He is a decorated Marine Corps officer having served as a Firebase Commander in Vietnam.  Dr. Eastland received a B.A. in Political Science and International Relations from Brigham Young University in 1967. He received an M.A. and Ph.D. in quantitative behavioral research from the University of Southern California in 1973 and 1976, respectively.

There are no family relationships between any of our directors and executive officers. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Committees of the Board

There are presently no committees of the Board. The Company's Board of Directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Board Leadership Structure and Risk Oversight Role

Our Board of Directors currently contains 3 members all of which are Executive Directors. The Company is in search of appropriate candidates to expand its board and serve in the position of Independent Director. While we have no independent directors at present, we believe that such a leadership structure is suitable for the Company at its present stage of development.

As a matter of regular practice, and as part of its oversight function, our Board of Directors periodically reviews on the significant risks in respect to our business.  With our current governance structure based on our Board of Directors and senior executives, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached as Exhibit 14 to the Annual Report on Form 10-K for the period ended December 31, 2003. To receive a copy of our Code of Business Conduct and Ethics, at no cost, requests should be directed to the Secretary, Eagle Mountain Corporation at 20333 Tomball PKY, Suite 204, Houston, Texas 77070. We intend to disclose any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics in a report filed under the Securities Exchange Act of 1934, as amended, within four business days of the amendment or waiver.

Stockholder Communications

Stockholders and other interested parties may contact the Board of Directors or the non-management directors as a group at the following address: Board of Directors, Eagle Mountain Corporation at 20333 Tomball PKY, Suite 204, Houston, Texas 77070. All communications received at the above address will be relayed to the Board of Directors, respectively. Communications regarding accounting, internal accounting controls or auditing matters may also be reported to the Board of Directors using the above address.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and/or person beneficially owning greater than 10% of the Company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Ronald Cormick failed to timely file his Form 3 in connection with his appointment as CEO and Director and his Form 4 in connection with certain Series C preferred shares acquired under the terms of an Assumption Agreement entered into April 24, 2015, which shares were converted to common stock on July 17, 2015. Larry Eastland failed to file his Form 3 in connection with his appointment as Corporate Secretary and Director and his Form 4 in connection with certain Series C preferred shares acquired under the terms of an Assumption Agreement entered into April 24, 2015, which shares were converted to common stock on July 17, 2015. As at the date of this report neither of these reports have been filed.

The number of Forms 3, 4 and 5 and the number of transactions that were not filed timely are as follows: Larry Eastland (2 forms, 2 transactions) and Ronald Cormick (2 forms, 2 transactions).

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

Named Executive Officers

The named executive officers for the fiscal year ended December 31, 2015 are: Ronald Cormick, our Chief Executive Officer; Haley Mancheter, our Chief Financial Officer; and Ehud Amir, our Chief Operating Officer. These individuals are referred to collectively in this Annual Report on Form 10-K as the “Named Executive Officers.”

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

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM
Base Salary

Presently we do not pay our Named Executive Officers a base salary, rather our officers receive consulting fees as invoiced for services rendered.  As we obtain satisfactory funding, we intend to provide base salaries for all named officers. In general, base salaries for the Named Executive Officers will be determined by evaluating the responsibilities of the executive’s position, the executive’s experience and the competitiveness of the marketplace. Base salary adjustments are considered and take into account changes in the executive’s responsibilities, the executive’s performance and changes in the competitiveness of the marketplace. We believe that base salaries of the Named Executive Officers are appropriate within the context of the compensation elements provided to the executives and because they are at a level which remains competitive in the marketplace.

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

Option Exercises and Stock Vested

No options have been granted to any Named Executive Officers during the fiscal year ended December 31, 2015.

Pension Benefits

We presently have no pension benefit plan.

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

We do not have any written employment agreements with our Named Executive Officers.

Executive Officer Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services in all capacities to the Company whose total compensation exceeds $100,000 for the last two fiscal years ended December 31, 2015 and December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Ronald Cormick, CEO (3)	2015	-	-	-	-	-	-	10,000	10,000
Haley Manchester, CFO (4)	2015	-	-	-	-	-	-	10,000	10,000
Ehud Amir, COO (5)	2015	-	-	-	-	-	-	-	-
Larry Eastland, Secretary (6)	2015	-	-	-	-	-	-	150,000	150,000
Ben Wong, Former CEO (1)	2014	$-	-	-	-	-	-	-	-
Eddy Wong, Former CFO (2)	2014	$-	-	-	-	-	-	-	-
(1)	Ben Wong was appointed CEO on February 1, 2013 and resigned his position on April 18, 2015;
(2)	Eddy Wong was appointed CFO on December 30, 2014 and resigned his position on April 18 2015;
(3)	Ronald Cormick was appointed CEO on April 18, 2015. Mr. Cormick was paid $10,000 in consulting fees during the fiscal year ended December 31, 2015;
(4)	Haley Manchester was appointed CFO on April 18, 2015. Mr. Manchester was paid $10,000 in consulting fees during the fiscal year ended December 31, 2015;
(5)	Ehud Amir was appointed COO on April 18, 2015.
(6)
Larry Eastland was appointed Corporate Secretary on April 18, 2015.  The Company and its subsidiary accrued fees totaling $150,000 in respect of services provided by Mr. Eastland all of which remained unpaid at December 31, 2015.

Outstanding equity awards at fiscal year-end

None.

Compensation of Directors

The following table sets forth the Director compensation for service on the Board of Directors of the Company for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chung-Lun (Alan) Yang (1)	$—	—	—	—	—	—	$—
Ben Wong (2)	$—	—	—	—	—	—	$—
Eddy Wong (3)	$—	—	—	—	—	—	$—
Ronald Cormick (4)	$—	—	—	—	—	—	$—
Larry Eastland (5)	$—	—	—	—	—	—	$—
Ehud Amir (6)	$—	—	—	—	—	—	$—

(1)	Chung-Lun Yang resigned as the Company’s Chairman of the Board and from the Board of Directors on May 26, 2015.

(2)	Ben Wong resigned from the Board of Directors on May 26, 2015.

(3)	Eddy Wong resigned from the Board of Directors on April 18, 2015.

(4)	Ronald Cormick was appointed to the Company’s Board of Directors on April 18, 2015.
(5)	Larry Eastland was appointed to the Company’s Board of Directors on April 18, 2015.
(6)	Ehud Amir was appointed to the Company’s Board of Directors on April 18, 2015, and was appointed Chairman of the Board on May 26, 2015.

We do not compensate our executive directors for serving on the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2015: (i) by each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 335,365,926 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2015. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
5% Stockholder
Jin Wang Rizhao City, China	25,000,000	6.7%
Golden Nugget Resources Ltd. Wanchai, Hong Kong (2)	25,000,000	6.7%
Kesseff Investments LLC Las Vegas, Nevada (3)	20,000,000	5.3%

Directors and Officers
Ronald Cormick(4)	90,000,000	24.0%
Ehud Amir (5)	130,000,000	34.6%
Larry Eastland (6)	25,000,000	6.7%
Haley Manchester	0	0%
All Directors and Officers as a Group	315,000,000	83.9%

(1)
Applicable percentage of ownership is based on 375,365,926 shares of Common Stock outstanding as of the Record Date, together with securities exercisable or convertible into shares of Common Stock within 60 days of the Record Date, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of the Record Date, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The shares are owned directly by Golden Nugget Resources Ltd of which Lilian Wai holds voting dispositive power.
(3)	The shares are owned directly by Kesseff Investments LLC, managing partner, David Kesseff.
(4)	Represents 90,000,000 shares of Common Stock held by Heritage Resources Limited, over which Ronald Cormick holds voting and dispositive power.
(5)
Includes (i) 40,000,000 shares of Common Stock issuable upon conversion of 8,000,000 shares of Series E Preferred Stock held by Amir Holdings Limited, over which Ehud Amir holds voting and dispositive power; and (ii) 90,000,000 shares of Common Stock held by Amir Holdings Limited over which Ehud Amir holds voting and dispositive power.

(6)	Represents 25,000,000 shares of Common Stock held by EDLA Family Trust LLC over which Larry Eastland holds voting and dispositive power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

CERTAIN RELATED PERSON TRANSACTIONS
Transactions with Ronald Cormick, CEO, Officer and Director of the Company

During the fiscal year ended December 31, 2015, the Company paid $10,000 Mr. Ronald Cormick as consulting fees.

During the period ended December 31, 2015, Mr. Ronald Cormick advanced $320,121 to the Company’s subsidiary TSO. As of December 31, 2015, $409,834 remained on the balance sheets as advances.

Transactions with Ehud Amir, COO, Officer and Director of the Company

During the period ended December 31, 2015, Mr. Ehud Amir advanced $6,475 to the Company’s subsidiary TSO. as of December 31, 2015, $6,475 was on the balance sheets as advances.

Transactions with Haley Manchester, CFO, Officer of the Company

During the fiscal year ended December 31, 2015, the Company paid $10,000 to Mr. Haley Manchester as consulting fees.

Transactions with Larry Eastland, Director of the Company

During the fiscal year ended December 31, 2015, the Company accrued $150,000 consulting fees from Mr. Larry Eastland. As of December 31, 2015, $150,000 was on the balance sheets as accounts payable and accrued liabilities.

Item 14.	Principal Accounting Fees and Services

The following table presents fees, including reimbursements for expenses, professional audit services and other services rendered by (1) DCAW (CPA) Limited, the Company’s current independent registered public accounting firm for the fiscal year ended December 31, 2015; and, (2) AWC LLP (formerly known as Albert Wong & Co., LLP), the Company’s former independent registered public accounting firm for the fiscal year ended December 31, 2014.   On April 30, 2016  DCAW (CPA) Limited was formed as a result of a merger between AWC (CPA) Limited and Dominic K.F. Chan & Co.

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$30,000	$30,000
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$30,000	$30,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by DCAW (CPA) Limited and AWC LLP firms in connection with statutory and regulatory filings or engagements. Audit Fees billed by DCAW (CPA) Limited and AWC LLP firms includes audited fees for auditing our 2015 and 2014 annual financial statements respectively.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2015 or 2014.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2015 or 2014.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2015 or 2014.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:
Exhibits:	Description:
3.1	Certificate of Amendment, dated April 24, 2015(1)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock(2)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(2)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(2)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (4)
10.1	Assignment and Assumption Agreement (2)
10.2	Form of Exchange Agreement (2)
10.3	Convertible Note Purchase Agreement and Form of 6% Convertible Promissory Note(3)
10.4	Loan agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Orosz Brother Cars Ltd. (3)
10.5	Sale and Purchase Agreement between Shale Oil International Inc (formerly Willow Creek Enterprises Inc.) and Pryme Oil and Gas LLC (3)
10.6	Exchange Agreement dated August 7, 2015 (4)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
* **
Filed herewith.
To be filed by Amendment.
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

EAGLE MOUNTAIN CORP

Date:	September 9, 2016	By:	/s/ Ronald Cormick
		Name:	Jean Mann
		Title:	Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	September 9, 2016	By:	/s/ Haley Manchester
		Name:	Haley Manchester
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald Cormick	Chief Executive Officer, President and Director	September 9, 2016
Ronald Cormick

/s/Larry Eastland	Secretary and Director	September 9, 2016
Larry Eastland

/s/Ehud Amir	Chief Operating Officer and Director	September 9, 2016
Ehud Amir