Form 10-Q
period 2016-03-31
Eagle Mountain Corp
filed 2016-12-22
CIK 934445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(281) 886-7873
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

The Registrant had 369,190,926 shares of common stock outstanding as of December 22, 2016.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Pages
Condensed Consolidated Balance Sheets (Unaudited)	F-1
Condensed Consolidated Statements of Operations (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 to F-15

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$90,200	$16,825
Interest receivable (Note 7)	12,730	10,255
Other receivable and deposits	13,998	13,998
Total current assets	116,928	41,078

Notes receivable (Note 7)	258,450	258,450
Deposit on property (Note 5)	260,000	260,000
Computers and electronics, net	24,094	28,109
Intangible assets (Note 5)	1,523,625	2,031,500
Assets from discontinued operations (Note 4)	-	-
Total other assets	2,066,169	2,578,059

TOTAL ASSETS	$2,183,097	$2,619,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,552,757	$1,277,786
Accounts payable and accrued liabilities – related parties	275,109	169,201
Other payables	452,417	416,309
Deferred revenue	350,000	350,000
Convertible notes, net	50,000	675,000
Loan payable	34,160	34,160
Deposit for stock option	-	80,000
Liability for unissued shares	-	50,000
Total current liabilities	2,714,443	3,052,456

Commitment and Contingency (Note 10)

Total liabilities	2,714,443	3,052,456

Stockholders’ Equity (Deficit)
Series B Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, Nil shares issued and outstanding as of March 31, 2016 and December 31, 2015	$-	$-
Series C Convertible Preferred Stock Par value: $0.001, 2,100,000 shares authorized, nil shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Series D Convertible Preferred Stock Par value: $0.001, 640,000 shares authorized, nil shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Series E Convertible Preferred Stock Par value: $0.001, 8,000,000 shares authorized, 8,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	8,000	8,000
Common stock: Par value: $0.001, 500,000,000 shares authorized, 363,720,926 and 335,365,926 shares issued and outstanding as of March 31, 2016 and December 31, 2015	363,721	335,366
Subscription receivable	(190,000)	-
Additional paid in capital	731,497,197	719,779,584
Exchange reserve	(7,631)	(3,776)
Non-controlling interest in earnings of subsidiary	(19,094)	28,674
Accumulated deficit	(732,183,539)	(720,581,167)
Total stockholders’ equity	(531,346)	(433,319)

Total liabilities and stockholders’ equity	$2,183,097	$2,619,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Depreciation	4,015	-
Exploration expenses	176,928	-
Professional fees	45,320	-
General and administrative expenses	193,006	-
Consulting fees	10,721,600	-
Impairment on intangible assets	507,875
Total operating expenses	11,648,744	-

Income (loss) from continuing operations	(11,648,744)	-

Other Income (expenses)
Interest expenses	(3,870)	-
Interest income	2,474	-
Other Income (expenses)	(1,396)	-

Net Income (loss) from continuing operations	(11,650,140)	-
Net Income (loss) from discontinued operations	-	(150,643)
Net Income (loss)	$(11,650,140)	$(150,643)

Attributable to:
Non-controlling interest	$(47,768)	$-
Shareholders of the Company	$(11,602,372)	$(150,643)

Net (Loss) Per Common Share – basic and diluted	$(0.032)	$(0.068)

Weighted average number of shares – basic and diluted	353,127,300	2,205,026 *

* The amount of common stock outstanding as at March 31, 2015 is retroactively restated to apply a reverse stock split of 18 to 1 effective during the period ended June 30, 2015.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
(F/K/A USmart Mobile Device Inc.)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(11,650,140)	$(150,643)
Add: loss from discontinued operations	-	150,643
Adjustments to reconcile net income (loss) to cash used in operation
Depreciation	4,015	-
Stock issued for consulting fees	10,721,600	-
Impairment on intangible assets	507,875	-
Changes in current assets and liabilities:
Interest receivable	(2,474)	-
Accounts payable and accrued expenses	250,482	-
Advances from related parties	36,108	-
Advances from third parties	155,908	-
Net cash provided (used) from continuing activities	23,374	-
Net cash provided (used) from discontinued activities	-	-
Net cash provided (used) from operating activities	23,374	-

Cash flows from investing activities:
Net cash provided (used) from continuing activities	-	-
Net cash provided (used) from discontinued activities	-	-
Net cash provided (used) from investing activities	-	-

Cash flows from financing activities:
Proceeds from subscription	50,000	-
Net cash provided (used) from continuing activities	-	-
Net cash provided (used) from discontinued activities	-	-
Net cash provided (used) from financing activities	50,000	-

Net cash flows	73,375	-

Cash and equivalents, beginning of period	16,825	-
Cash and equivalents, end of period	$90,200	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash financing activities:
Stock option exercised from Deposit for stock option	$80,000	-
Liability for unissued shares settled with assignment and assumption agreement	60,000	-
Advances converted to shares	50,000	-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1       Organization, Principal Activities and Basis of Presentation

Eagle Mountain Corporation (“Eagle”) (formerly known as USmart Mobile Device Inc. (“USmart”)) and its subsidiaries are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

The Company was incorporated under the laws of the State of Delaware on September 17, 2002 and was previously known as ACL Semiconductors Inc. The Company acquired Atlantic Components Limited, a Hong Kong incorporated company (“Atlantic”) through a reverse-acquisition that was effective September 30, 2003. On September 28, 2012, the Company acquired Jussey Investments Limited, a company incorporated in British Virgin Islands (“Jussey”). The subsidiaries were held for disposal since March 31, 2014 and officially disposed on September 30, 2014, the Company disposed all of the equity interest held in ACL International Holdings Limited (“ACL Holdings”).

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1       Organization, Principal Activities and Basis of Presentation (continued)

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on September 12, 2016.

Note 2       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, and may not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Principal of Consolidation

These consolidated financial statements include the accounts of Eagle Mountain Corp. and its 85.39% controlled subsidiary, Shale Oil International Inc. (OTC: PINK-SHLE), as well as Shale Oil International’s 100% owned subsidiary, Texas Shale Oil Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2       Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents
Accounting for subsidiaries

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2       Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the three months ended March 31, 2016 and during the year ended December 31 2015, there was no impairment of long-lived assets.

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

Impairment tests were performed as, and update the test between annual tests if events or circumstances occur that indicate an impairment might be existed.

Identifiable intangible assets having indefinite useful economic lives supported by clearly identifiable cash flows are not subject to regular periodic amortization. Instead, in accordance with ASC subtopic 350-30, general intangibles other than goodwill the carrying amount of the intangible is tested for impairment annually, and again between annual tests if events or circumstances warrant such a test. An impairment loss is recognized if the carrying amount exceeds the fair value. Furthermore, amortization of the asset commences when evidence suggests that its useful economic life is no longer deemed indefinite.

The ASC gives entities the option to first assess qualitatively whether it is more likely than not (more than 50 percent) that the asset is impaired. The qualitative assessment test can be performed on some or all of the assets, or the entity can bypass the qualitative test and perform the quantitative test. If it is not more likely than not that the asset is impaired, the entity does not have to calculate the fair value of the intangible asset and perform the quantitative impairment test. If it is more likely than not that the asset is impaired, the entity must perform the quantitative impairment test and calculate the fair value of an indefinite-lived intangible asset.
If performing the qualitative assessment, the entity needs to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset’s fair value.

During the three months ended March 31, 2016, we recognized $507,875 impairment of the intangible asset due to no revenue being recognized to support cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and amounts due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 2       Summary of Significant Accounting Policies (continued)

Stock-based Compensation

The Company’s stock option expenses are recorded in accordance with ASC 718, Compensation — Stock Compensation, and ASC 505, Equity.

The fair value of the stock option is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

The Company had the following potential common stock equivalents at March 31, 2016:

Series E Convertible Preferred Stock	40,000,000
Convertible notes	500,000

Since the Company reported a net loss at March 31, 2016, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2       Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3       Going Concern

The Company has incurred net losses since a change of business in early 2015, and had a working capital deficit of $2,597,515 at March 31, 2016 and $3,060,658 at December 31, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 4      Discontinued Operations

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

Upon the closing, the Company changed its business from the sales and distribution of smartphones, electronic products and components to operations in the natural resources, EPC (Engineering, Procurement, and Construction) and oil & gas sector. The major classes of assets and liabilities from discontinued operations as of March 31, 2016 and December 31, 2015 are Nil included in the consolidated balance sheets, are as gathered from the records transferred to the Company, unaudited, and subject to further verification, are reported below as follows:

	Three Months Ended
	March 31,
	2016	2015

Net sales	$-	$560,000
Costs of sales	-	480,000
Gross profit (loss)	-	80,000

Operating Expenses
Selling and distribution costs	-	49,280
General and administrative expenses	-	181,363
Total operating expenses	-	230,643

Income (loss) from operations	-	(150,643)

Income (loss) from discontinued operations	-	(150,643)

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5       Other Assets

(a)	Sale and Purchase Agreement with Pryme Oil and Gas LLC

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

During the three months ended March 31, 2016, we recognized $507,875 impairment of the intangible asset.

Note 6       Deferred Revenue

In September 2015, the Company received $350,000 from a client in respect to an invoice issued with respect to certain consulting services to be rendered including the acquisition of engineering, geological and geophysical data and the completion of pre-feasibility work on a potential mining project in Panama.  As at March 31, 2016 the Company had not yet completed the scope of work and has recorded the amount received as deferred revenue.  Scope of work is expected to be completed when the client obtains a release from the Panamanian government for certain required data to complete the work in progress.

Note 7       Notes Receivable

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

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 8       Convertible Notes

1.	6% convertible Notes with various investors:

During the year ended December 31, 2015, the Company entered into various 6% convertible notes with investors, having a maturity date as of September 1, 2015 and with conversion prices varying from $0.05 to $0.10 per share.  We received a total of $1,140,000 in respect of these convertible notes.

As at the date of issue, these convertible notes were considered to have a beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of issue to be $1,150,000, or the face value of the notes.  This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the period ended December 31, 2015 was $1,140,000.

The notes became due and payable on September 1, 2015 and are now considered demand notes which continue to accrue interest at a rate of 6% per annum.  As at March 31, 2016 all the notes issued have been converted to shares of common stock, save 2 original notes with face value of $50,000.

2.	6% convertible note of $250,000 with an investor

On August 18, 2015, the Company entered into a 6% convertible note of $250,000, with an investor, having a maturity date as of September 1, 2015 with conversion prices at $0.10 per share. We received a total of $60,000 in respect of the convertible note.

During the period ended March 31, 2016, 2,500,000 shares were issued under this convertible note and we recorded $190,000 in unreceived funds under equity as subscription receivable.

Interest expenses:

	For the three months ended March 31,
	2016	2015

Interest at contractual rate	3,665	-
Totals	$3,665	$-

Note 9     Agreement for Services and Stock Options

On January 4, 2016, the Company entered into a one-year term Service Agreement with an independent consultant. Under the service agreement, the consultant will provide qualified projects in accordance with the Company’s requirements and refer those projects to the Company for further consideration, clearance and/or prequalification. In consideration for the services provided, the Company will pay eight million (8,000,000) common share stock options exercisable in full or in increments at $0.01 per option until January 2nd 2020.  At the Consultant’s decision, they may be registered in full or in part on the next Registration Statement on Form S-1 or S-8 that it files with the Securities and Exchange Commission.

As a result, the Company granted a total of 8,000,00 stock options which were fully vested on issue date.

The following table summarizes information concerning stock options outstanding as of March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value

December 31, 2015	-	-
Granted	8,000,000	$0.01
Vested	8,000,000
Forfeited	-
Unvested, at March 31, 2016	-	$0.01

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9     Agreement for Services and Stock Options (continued)

On January 4, 2016 the Company issued 8,000,000 shares of common stock in respect to the aforementioned option for cash proceeds of $80,000.  There were no options outstanding as at March 31, 2016.

The Company recognized a consultant fee of $10,721,600 with respect to the issuance during the three months ended March 31, 2016. On November 17, 2016, the independent consultant who exercised a stock option issued January 4, 2016 under the terms of a services agreement for a total of 8,000,000 shares at 0.01 per share entered into an agreement with the  Company to cancel the shares and return them to treasury.

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when options are given for service without further recourse. The Company issued stock options to contractors to provide services to the Company during the fiscal year. However, the stock options have already been granted to the service providers and there is no claw back provision in the options if services are not performed.  Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of compensation for services to be rendered with no recourse.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the three months ended March 31, 2016:

Options Granted
January 4, 2016
Fair value of options granted (a)	$1.35
Assumptions used:
Expected life (years) (b)	1.00
Risk free interest rate (c)	0.57%
Volatility (d)	318.90%
Dividend yield (e)	0.00%

a)	Fair Value: The fair value of the Company's common stock was obtained from the closing price on the OTC Bulletin Board as of the dates of grant.

b)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

c)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

d)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

e)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9     Agreement for Services and Stock Options (continued)

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

Fair value of common stock on date of grant- Obtained from the closing price of the Company’s common stock quoted on the OTC Bulletin Board as of the date of grant.

(2)	Level 2 inputs include:

Expected volatility- Based on historical volatility of the closing price of the Company’s common stock quoted on the OTC Bulletin Board.

Risk-free rate- The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the options.

(3)	Level 3 inputs include:

Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

Note 10    Related Party Transactions

Transactions with Ronald Cormick, CEO, Officer and Director of the Company

During the three months ended March 31, 2016, the Company accrued $30,000 to Mr. Ronald Cormick as consulting fees allocated to exploration expenses. As of March 31, 2016, $17,920 remained on the balance sheet as accounts payable and accrued liabilities.

During the three months ended March 31, 2016, Mr. Ronald Cormick advanced $13,683 to the Company’s subsidiary TSO. As of March 31, 2016, $423,517 remained on the balance sheets as advances payable. (December 31, 2015, $409,834).

Transactions with Ehud Amir, COO, Officer and Director of the Company

During the three months ended March 31, 2016, the Company accrued $30,000 to Mr. Ehud Amir as consulting fees allocated to exploration expenses. As of March 31, 2016, $30,000 remained on the balance sheet as accounts payable and accrued liabilities.

During the three months ended March 31, 2016, Mr. Ehud Amir advanced $22,425 to the Company’s subsidiary TSO. As of March 31, 2016, $28,900 remained on the balance sheets as advances payable (December 31, 2015, $6,475).

Transactions with Larry Eastland, Director of the Company

During the three months ended March 31, 2016, the Company accrued $25,000 in consulting fees from Mr. Larry Eastland. As of March 31, 2016, $221,667 remained on the balance sheets as accounts payable and accrued liabilities (December 31, 2015 - $196,667).

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11    Common Stock

On January 4, 2016 the Company issued 8,000,000 shares of common stock to a third party in respect of a share purchase agreement where under the purchaser had the option to acquire shares at a price of $0.01 per share.  The Company received cash proceeds of $80,000 prior to the fiscal year end in respect of this share purchase agreement.  No underwriters were utilized in connection with this sale of securities. (ref Note 9 - Agreement for Services and Stock Options)

On January 6, 2016 the Company issued a total of 50,000 shares to two individuals as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were issued prior to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 21, 2016, the Company issued a total of 13,000,000 shares at $0.05 in respect to certain convertible notes entered into during fiscal 2015 which came due and payable September 1, 2015 to two individual investors.

On January 23, 2016 the Company issued 700,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were issued concurrent to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016 the Company issued 2,000,000 shares to an individual as part of a share transfer between two shareholders where under certain shares were returned to the company for cancellation and reissue.  The new shares were issued concurrent to receipt of the canceled shares, which return and cancelation occurred January 23, 2016.

On January 23, 2016 a shareholder of the Company returned a total of 8,895,000 common shares for reissue.  Upon receipt the shares were canceled and returned to treasury pending instruction for reissue from the shareholder.

On January 23, 2016, the Company issued a total of 2,500,000 shares of common stock to an investor.  (Ref Note 8 – Convertible Notes 2)

On March 9, 2016 the Company issued 1,000,000 shares to a private individual in respect of a private placement at $0.10 per share for total cash proceeds of $100,000, of which $50,000 was received in the three months ended March 31, 2016 and $50,000 was provided as cash proceeds to TSO during fiscal 2014.

On March 10, 2016 the Company issued a total of 10,000,000 shares of common stock in respect of the acquisition of an engineering, construction and procurement project in the country of Cyprus.  Subsequently the Company determined the services required in respect of the shares were unable to be fulfilled and the shares will be returned for cancelation during the 4th quarter of fiscal 2016.

The Company had 363,720,926 and 335,365,926 shares of common stock outstanding at March 31, 2016 and December 31, 2015.

EAGLE MOUNTAIN CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12    Other Events

Entry into a material agreement

In January 2016 we announced the signing of a formal Heads of Agreement to pursue mutually beneficial management and financing projects in the oil, gas and natural resources industries with Shandong Pusheng Petrochemical Co., Ltd. (“SPPCL”).

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

Note 13   Subsequent Events

Shares issued subsequent to fiscal year end

 On April 5 the Company issued a total of 4,900,000 shares of common stock in respect of the acquisition of an engineering, construction and procurement project in the country of Cyprus.  Under the terms of the agreement the Company has been assigned the rights to participate in a Memorandum of Understanding (“MOU”) amongst various parties granting the rights to develop an oil & gas complex including an LNG Processing Plant, Power Plant, Refinery, Oil Storage Depot and associated port facilities. The project are is located in Greek Cyprus on property owned by the Greek Orthodox Church which agreed to grant a 100-year lease. The parties to the MOU have access to certain gas fields located in the Eastern Mediterranean and Western Iraq.

n April 5 and April 7, 2016 respectively, the Company issued a total of 5,500,000 shares to an individual and a corporate entity as part of a share transfer between shareholders where under certain shares were returned to the company for cancellation on January 23, 2016, and subsequent reissue.

On May 5, 2016 the Company issued a total of 1,500,000 shares to five individuals as part of a share transfer between shareholders where under certain shares were returned to the company for cancellation on January 23, 2016, and subsequent reissue.

Departure of Director and Officer

On September 29, 2016, Mr. Ehud Amir tendered his resignation as Chairman and Director of Eagle Mountain Corporation, (the “Company”) effective immediately. His resignation was for personal reasons. Subsequently, the remaining Board members met and voted that in the best interests of the Company and Mr. Amir, his role as COO is hereby terminated with his duties absorbed by the CEO until a suitable replacement is found.

Cancelation of Shares Issued under Stock Option

On November 17, 2016, an independent consultant who exercised a stock option issued January 4, 2016 under the terms of a services agreement (Note 9 above) for a total of 8,000,000 shares at 0.01 per share entered into an agreement with the   Company to cancel the shares and return them to treasury.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2015, (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Depreciation	4,015	-
Exploration expenses	176,928	-
Professional fees	45,320	-
General and administrative expenses	193,006	-
Consulting fees	10,721,600	-
Impairment on intangible assets	507,875
Total operating expenses	11,648,744	-

Income (loss) from continuing operations	(11,648,744)	-

Other Income (expenses)
Interest expenses	(3,870)	-
Interest income	2,474	-
Other Income (expenses)	(1,396)	-

Net Income (loss) from continuing operations	(11,650,140)	-
Net Income (loss) from discontinued operations	-	(150,643)
Net Income (loss)	$(11,650,140)	$(150,643)

Unaudited Comparisons for Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Exploration Expenses

During the three months ended March 31, 2016 the Company incurred $176,928 in exploration expenses (2015- $Nil) with respect to our newly acquired business operations in the oil and gas sector.

Impairment on Intangible Assets

During the three months ended March 31, 2016 the Company reported impairment of intangible assets of $507,875 (2015- $Nil) with respect to our newly acquired business operations in the oil and gas sector as a result of performance from the assets failing to meet projected cash flows.

Professional Fees

During the three months ended March 31, 2016 the Company incurred $45,320 in professional fees paid for legal, accounting, audit and other professional expense compared to $Nil in the prior comparative period.

Consulting Fees

During the three months ended March 31, 2016 the Company incurred $10,721,600 in consulting fees to consultants compared to $Nil in the prior comparative period.  The fees incurred relate to a stock option issued under a Services Agreement allowing for the exercise of 8,000,000 shares at $0.01 per share.  The consultant exercised the option and provided the Company cash proceeds of $80,000.

General and Administrative expenses

During the three months ended March 31, 2016 the Company incurred general and administrative expenses of $193,006 as compared to $Nil in the prior comparative period.  General and administrative expenses include travel and entertainment expense, office expense, rent and other overhead, transfer agent and filing fees and fees paid to consultants.

Other Expenses

The Company recorded a loss on acquisition of property of $3,340,000 as a result of the issuance of shares.

Discontinued operation

Expenses from discontinued operations totaled $nil in the three months ended March 31, and $150,643 in the three months ended March 31, 2015.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2016, we had total current assets of $116,928 including $90,200 cash on hand, interest receivable of $12,730, other receivable and deposits of $13,998.  Current liabilities totaling $2,714,443 at March 31, 2016 include $1,552,757 from accounts payable and accrued liabilities, $275,109 from accounts payable and accrued liabilities – related parties, $452,417 in other payables, $50,000 in convertible notes payable, net, $34,160 in loans payable, deferred revenue of $350,000.  Presently we rely on advances from third parties, sale of common stock and convertible loans from qualified investors to fund our general operating expenses.

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

Net Cash Provided by (Used for) Operating Activities

In the three months ended March 31, 2016, net cash provided by continuing operating activities was $23,374 as compared to $nil of cash provided by operating activities in the three months ended March 31, 2015.

Net Cash Provided by (Used for) Financing Activities

During the three months ended March 31, 2016, the Company received $50,000 in proceeds from subscription for common shares as compared to $nil of cash provided by financing activities in the three months ended March 31, 2015.

GOING CONCERN

The Company has incurred substantial net losses since inception and had a working capital deficiency of $2,597,515 at March 31, 2016.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period ended March 31, 2016.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In August 2016, the FASB issued ASC Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230 -Statement of Cash Flows): The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

Evaluation of Disclosure Controls and Procedures. The Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2016, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officer’s conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective, as described in our Annual Report on Form 10K as filed with the SEC on April 16, 2015, which included a complete discussion relating to the foregoing evaluation of Disclosures on Controls and Procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 23, 2016, the Company issued a total of 2,500,000 shares of common stock to a private individual in respect to an Assignment and Assumption agreement.

On March 9, 2016 the Company issued 1,000,000 shares to a private individual in respect of a private placement at $0.10 per share for total cash proceeds of $100,000.

On March 10, 2016 the Company issued a total of 10,000,000 shares of common stock in respect of the acquisition of an engineering, construction and procurement project in the country of Cyprus.  Subsequently the Company determined the services required in respect of the shares were unable to be fulfilled and the shares will be returned for cancelation during the 4th quarter of fiscal 2016.

 On April 5 the Company issued a total of 4,900,000 shares of common stock in respect of the acquisition of an engineering, construction and procurement project in the country of Cyprus.

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

On November 17, 2016, an independent consultant who exercised a stock option issued January 4, 2016 under the terms of a services agreement for a total of 8,000,000 shares at 0.01 per share entered into an agreement with the  Company to cancel the shares and return them to treasury.

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3.                 Defaults Upon Senior Securities

None

Item 4.                 Mine Safety Disclosures

        Not applicable.

Item 5.                 Other Information

Departure of Director and Officer

On September 29, 2016, Mr. Ehud Amir tendered his resignation as Chairman and Director of Eagle Mountain Corporation, (the “Company”) effective immediately. His resignation was for personal reasons. Subsequently, the remaining Board members met and voted that in the best interests of the Company and Mr. Amir, his role as COO is hereby terminated with his duties absorbed by the CEO until a suitable replacement is found.

Item 6.                  Exhibits

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

EAGLE MOUNTAIN CORPORATION

Date: December 22, 2016	By:	/s/ Ronald Cormick
Ronald Cormick
Chief Executive Officer

Date: December 22, 2016	By:	/s/ Haley Manchester
Haley Manchester
Chief Financial Officer